Form 10-Q
period 1996-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1996-05-15
CIK 931584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549





                                  FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended March 31, 1996
                                          OR


           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period from ______ to ______
                        Commission File Number 0-25032



                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                             25-1724540
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)



                               600 Mayer Street
                             Bridgeville, PA 15017
         (Address of principal executive offices, including zip code)

                                (412) 257-7600
                    (Telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                 Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  /x/          No

As of March 31, 1996, there were 6,270,000 shares of the Registrant's Common Stock issued and outstanding.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


                                                      INDEX                                         PAGE NO.

PART I.                     FINANCIAL INFORMATION

   Item 1.                  Condensed Consolidated Statement of Operations                              1

                            Condensed Consolidated Balance Sheets                                       2

                            Condensed Consolidated Statements of Cash Flows                             3

                            Notes to Condensed Consolidated Financial Statements                        4

   Item 2.                  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                         4


PART II.                    OTHER INFORMATION

   Item 1.                  Legal Proceedings                                                           7

   Item 2.                  Changes in Securities                                                       7

   Item 3.                  Defaults Upon Senior Securities                                             7

   Item 4.                  Submission of Matters to a Vote of Securityholders                          7

   Item 5.                  Other Information                                                           7

   Item 6.                  Exhibits and Reports on Form 8-K                                            7


   SIGNATURES                                                                                           8


Part I.      Financial Information

Item 1.      Financial Statements




                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, except per share information)
                                  (Unaudited)



                                                           For the                         For the
                                                        Quarter Ended                   Quarter Ended
                                                        March 31, 1996                  March 31, 1995
                                                   ------------------------        ------------------------

Net sales                                                         $12,609                         $10,605

Cost of products sold                                              10,644                           9,545
                                                   ------------------------        ------------------------

Gross profit                                                        1,965                           1,060

Selling and administrative expenses                                 1,003                             646
                                                   ------------------------        ------------------------

Operating income                                                      962                             414

Interest and other income                                             105                              40

Interest and other financing costs                                   (24)                            (77)
                                                   ------------------------        ------------------------

Income before taxes                                                 1,043                             377

Income taxes                                                          396                             102
                                                   ------------------------        ------------------------

Net income                                                           $647                            $275
                                                   ========================        ========================

Net income per share of Common Stock                                $0.10                           $0.06
                                                   ========================        ========================

Weighted average number of shares of
   Common Stock outstanding                                     6,270,000                       4,550,884
                                                   ========================        ========================


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                       March 31, 1996                December 31, 1995
                                                                   -----------------------       -------------------------

ASSETS                                                                   (Unaudited)

Current assets

   Cash and cash equivalents                                                      $6,793                         $10,038

   Accounts receivable (less allowance for doubtful accounts of
      $193 and $178)                                                               9,918                           7,832

   Inventory (Note 2)                                                              9,875                           7,105

   Prepaid Expenses                                                                  532                             470
                                                                   -----------------------       -------------------------

      Total current assets                                                        27,118                          25,445
                                                                   -----------------------       -------------------------


Property, plant and equipment                                                      9,000                           6,928

Accumulated depreciation                                                           (352)                           (264)
                                                                   -----------------------       -------------------------

Net property, plant and equipment                                                  8,648                           6,664
                                                                   -----------------------       -------------------------


Other assets                                                                         327                             328
                                                                   -----------------------       -------------------------

      Total assets                                                               $36,093                         $32,437
                                                                   =======================       =========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Trade accounts payable                                                         $6,429                          $4,085

   Bank overdrafts                                                                 1,151                             992

   Current portion of long-term debt                                                  86                              73

   Accrued employment costs                                                          728                             687

   Other current liabilities                                                         630                             547
                                                                   -----------------------       -------------------------

      Total current liabilities                                                    9,024                           6,384


Long-term debt                                                                       831                             462
                                                                   -----------------------       -------------------------


      Total liabilities                                                            9,855                           6,846
                                                                   -----------------------       -------------------------


Commitments and contingencies (Note 5)                                                 --                               --


Stockholders' equity

   Senior Preferred Stock, par value $.001 per share; liquidation value $100 per share; 2,000,000 shares authorized; and 0 shares
      issued and outstanding                                                           --                               --

   Common Stock, par value $.001 per share; 10,000,000 shares
      authorized; 6,270,000 shares issued and outstanding                              6                               6

   Additional paid-in capital                                                     25,338                          25,338

   Retained earnings                                                                 894                             247
                                                                   -----------------------       -------------------------


      Total stockholders' equity                                                  26,238                          25,591
                                                                   -----------------------       -------------------------


      Total liabilities and stockholders' equity                                 $36,093                         $32,437
                                                                   =======================       =========================


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                 For the                      For the
                                                                              Quarter Ended                Quarter Ended
                                                                              March 31, 1996              March 31, 1995
                                                                          ----------------------       ---------------------


Cash flows from operating activities:

   Net income                                                                             $647                        $275

   Adjustments to reconcile to net cash used by operating activities:

         Depreciation and amortization                                                     103                          52

   Changes in assets and liabilities:

      Accounts receivable, net                                                         (2,086)                     (3,219)

      Inventory                                                                        (2,770)                       (895)

      Accounts payable and bank overdrafts                                               2,503                         835

      Other, net                                                                            60                       (103)
                                                                          ----------------------       ---------------------


         Net cash used by operating activities                                         (1,541)                     (3,055)
                                                                          ----------------------       ---------------------


Cash flows from investing activities:

   Capital expenditures                                                                (2,072)                       (231)
                                                                          ----------------------       ---------------------


         Net cash used by investing activities                                         (2,072)                       (231)
                                                                          ----------------------       ---------------------


Cash flows from financing activities:

   Net proceeds from revolving line of credit                                               --                       2,732

   Proceeds from issuance of long-term debt                                                400                          --

   Long-term debt repayment                                                               (18)                         (2)

   Proceeds from issuance of Common Stock                                                   --                         353

   Deferred financing costs                                                               (12)                        (15)
                                                                          ----------------------       ---------------------


         Net cash provided by financing activities                                         368                       3,068
                                                                          ----------------------       ---------------------


Net decrease in cash                                                                   (3,245)                       (218)

Cash at beginning of period                                                             10,038                       3,123
                                                                          ----------------------       ---------------------


Cash at end of period                                                                   $6,793                      $2,905
                                                                          ======================       =====================


Supplemental disclosure of cash flow information:

   Interest paid                                                                            $9                         $32

   Income taxes paid                                                                      $313                           --




The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) Universal Stainless & Alloy Products, Inc. (the "Company") was incorporated in June 1994, and is the successor by merger (the "Merger") to a corporation incorporated in January 1994, for the principal purpose of acquiring substantially all of the idled equipment and related assets (the "Assets") located at the Bridgeville, Pennsylvania, production facility of Armco, Inc. ("Armco"). On August 15, 1994, the Company entered into an Asset Purchase Agreement (the "Asset Agreement") with Armco to purchase the Assets.

         On June 2, 1995, the Company and Armco entered into an Asset and Real Property Purchase Agreement (the "Purchase Agreement") pursuant to which the Company agreed to buy the precision rolled products business (the "PRP Business") and the vacuum arc remelting equipment (the "VAR Assets") of Armco's Cytemp Division located in Titusville, Pennsylvania (the "PRP Division").

         The accompanying unaudited, consolidated condensed financial statements as of and for the quarters ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1995. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the quarters ended March 31, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

2)       The major classes of inventory are as follows (dollars in thousands):

                                          March 31, 1996    December 31, 1995
                                          --------------    -----------------

         Raw materials and supplies               $1,710               $1,473
         Semi-finished steel products              6,567                4,278
         Operating materials                       1,598                1,354
                                         ---------------      ---------------

         Total inventory                          $9,875               $7,105
                                          ==============       ==============

3) The Company has reviewed the status of its environmental contingencies and continues to believe there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995.


Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations


Results of Operations

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

The Company had net income of $894,000 or $0.10 per share of Common Stock for the quarter ended March 31, 1996, as compared to net income of $275,000 or $0.06 per share of Common Stock for the quarter ended March 31, 1995.

Net sales by product line and cost of products sold were as follows (dollars in thousands):



                                                                           For the
                                                                   Quarter Ended March 31

                                                            1996                            1995
                                                -----------------------------  ------------------------------

                                                   Amount             %            Amount             %
                                                ------------   --------------  --------------   -------------

Net sales

   Stainless steel                              $      9,471            75.1%  $        8,209           77.4%

   Tool steel                                          1,981            15.7%           1,349           12.7%

   Conversion services                                   733             5.8%             562            5.3%

   Other                                                 424             3.4%             485            4.6%
                                                ------------   --------------  --------------   -------------

      Total net sales                           $     12,609           100.0%  $       10,605          100.0%
                                                ------------   --------------  --------------   -------------


Cost of products sold

   Raw materials                                       5,287            41.9%           6,004           56.6%

   Other                                               5,357            42.5%           3,541           33.4%
                                                ------------   --------------  --------------   -------------

      Total cost of products sold                     10,644            84.4%           9,545           90.0%
                                                ------------   --------------  --------------   -------------


Gross profit                                    $      1,965            15.6%  $        1,060           10.0%
                                                ============   ==============  ==============   =============

The increase in net sales for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 reflects the June 1995 acquisition of the PRP Business and VAR Assets, and an increase in shipments of tool steel. First quarter sales for 1996 were impacted by generally soft market conditions in the stainless steel area, primarily as it relates to the Company's sale of ingot and rerolled billet products.

Cost of products sold, as a percent of net sales, decreased in the quarter ended March 31, 1996 as compared to the corresponding 1995 period primarily due to lower acquisition costs for the Company's primary raw materials which was partially offset by the level of manufacturing required by the mix of products sold in 1996. First quarter 1996 results were also adversely affected by lower than expected manufacturing yields experienced on production of both tool steel and forging billets.

Selling and administrative expenses increased from $646,000 in the first quarter of 1995 to $1,003,000 in the first quarter of 1996 primarily due to the continued growth of the business, including the acquisition of the PRP Business and the VAR Assets.

Interest and other income increased to $105,000 in the first quarter of 1996 as compared to $40,000 in the first quarter of 1995 due to an increase in cash available for investing purposes. The increased cash availability is directly related to the sale of 1,700,000 shares of Common Stock in a public offering completed in November 1995. In addition, the Company was not required to borrow funds under its $6.5 million revolving line of credit which resulted in a decrease in interest and other financing costs from $77,000 in the first quarter of 1995 to $24,000 in the first quarter of 1996.

The effective income tax rate utilized in the first quarter of 1996 and 1995 was 38.0% and 27.0%, respectively. The lower effective income tax rate in the 1995 period reflects the benefit of net operating loss carryforwards generated in 1994. The effective income tax rate was ultimately adjusted to 8.1% based on the actual results of operations for the year ended December 31, 1995.


Financial Condition

The Company financed its activities during the first quarter of 1996 through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.0:1 at December 31, 1995 to 3.0:1 at March 31, 1996 primarily due to the funding of capital expenditures during the quarter ended March 31, 1996.

Accounts receivable, net increased by $2.1 million for the three months ended March 31, 1996 as compared to an increase of $3.2 million for the three months ended March 31, 1995. Inventory increased by $2.8 million for the three months ended March 31, 1996 as compared to an increase of $0.9 million for the three months ended March 31, 1995. Accounts payable and bank overdrafts increased by $2.5 million for the three months ended March 31, 1996 as compared to an increase of $0.8 million for the three months ended March 31, 1995. Each of these increases can be primarily attributed to the continued growth of the business since its formation in August 1994.

The increase in long term debt is due to the issuance of a $400,000 loan from the Commonwealth of Pennsylvania's Business Infrastructure Development Program in March 1996. In April 1996, the Company executed loan documents in connection with the issuance of a $200,000 loan from the Commonwealth of Pennsylvania's Economic Development Program.

Capital Expenditure Program

The Company's capital expenditures approximated $2.1 million in the 1996 first quarter, bringing aggregate expenditures under its 1995-96 capital expenditures program to $4.2 million. At March 31, 1996, the Company had outstanding purchase commitments of approximately $5.8 million. Planned projects at the Company's Melt Shop, Electro-Slag Remelt Shop and Universal Rolling Mill are in process and are expected to provide full benefit to the Company in the 1996 fourth quarter.

In the opinion of the Company's management, the most important capital expenditures planned for 1996 were the acquisition of an oil quench facility for heat treatment of power generation products and a roller leveler to flatten plate products. These acquisitions would significantly reduce, if not eliminate, the Company's dependence on outside conversion sources for these critical processing steps. The acquisition of the oil quench facility has been delayed due to the uncertainties surrounding the Company's level of participation in the power generation market. The Company continues to hold substantive discussions with its major power generation customers to seek a better understanding of the long-term prospects to justify proceeding with this project. The roller leveller is scheduled for delivery in August 1996 and is expected to begin processing material projected for September shipment.


1996 Outlook

Soft market conditions in the stainless steel market and lower than expected manufacturing yields at the Universal Rolling Mill negatively impacted the 1996 first quarter results. As a result of management changes made at the Universal Rolling Mill on March 18, 1996, manufacturing yields have returned to, and in many cases exceeded, internal yield expectations. Therefore, manufacturing yields are not expected to adversely affect the financial results of future periods.

The soft market conditions experienced in the 1996 first quarter have continued during the second quarter due to increasing pressure from foreign imports of rod, wire, bar and slab products. Strong growth in the sales of tool steel products and steady performance by our forging billet and Titusville special shapes businesses are expected to partially offset the lower stainless steel, ingot and rolled billet sales activity. In light of several factors including the additional capacity for higher margin tool steel that will be available in August and other benefits derived from our capital expenditure program, the Company expects second half results to be greater than those achieved in the first half of the year.

Actual results, however, will be affected by a wide range of factors, including timing, cancellation or delay of customer orders, changes in product mix, variations in selling prices and the price of raw materials included in the Company's product, variations in the utilization of the manufacturing capacity and product yields, market acceptance of the Company's and its customers' products, other competitive factors, and seasonal fluctuations due to planned plant vacation closings and holidays. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the factors that can affect the Company's financial condition, results of operations or business are not within the Company's control, and there can be no assurances regarding the Company's future sales or earnings.


Part II.     Other Information


Item 1.      Legal Proceedings

             There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.


Item 2.      Changes in Securities

             None


Item 3.      Defaults upon Senior Securities

             None


Item 4.      Submission of Matters to a Vote of Security Holders

             None


Item 5.      Other Information

             Not applicable.


Item 6.      Exhibits and Reports on Form 8-K

               a. Exhibits:

                    27.1 Financial Data Schedule.

               b. The following reports on Form 8-K were filed during the first quarter of 1996:

             None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.



Date:  May 14, 1996                 /s/ Clarence M. McAninch
       ----------------------       ------------------------
                                    Clarence M. McAninch
                                    President and Chief Executive Officer



Date:  May 14, 1996                 /s/ Richard M. Ubinger
       ----------------------       ----------------------
                                    Richard M. Ubinger
                                    Chief Financial Officer, Principal
                                    Accounting Officer and Assistant Secretary

                               INDEX TO EXHIBITS

Exhibit
Number
- ---------

27.1           Financial Data Schedule

                                                                 EXHIBIT 27

                                   EXHIBIT 27

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
         FROM THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AS OF
         MARCH 31, 1996 AND THE CONDENSED CONSOLIDATED BALANCE SHEETS FOR THE QUARTER ENDED MARCH 31, 1996.


[ARTICLE]                                        5
[PERIOD-TYPE]                                    3-MOS
[FISCAL-YEAR-END]                                DEC-31-1996
[PERIOD-END]                                     MAR-31-1996
[CASH]                                           6,793
[SECURITIES]                                     0
[RECEIVABLES]                                    10,049
[ALLOWANCES]                                     (193)
[INVENTORY]                                      9,875
[CURRENT-ASSETS]                                 27,118
[PP&E]                                           9,000
[DEPRECIATION]                                   (352)
[TOTAL-ASSETS]                                   36,093
[CURRENT-LIABILITIES]                            9,024
[BONDS]                                          831
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                         6
[OTHER-SE]                                       26,232
[TOTAL-LIABILITY-AND-EQUITY]                     36,093
[SALES]                                          12,609
[TOTAL-REVENUES]                                 12,609
[CGS]                                            10,644
[TOTAL-COSTS]                                    10,644
[OTHER-EXPENSES]                                 988
[LOSS-PROVISION]                                 15
[INTEREST-EXPENSE]                               (81)
[INCOME-PRETAX]                                  1,043
[INCOME-TAX]                                     396
[INCOME-CONTINUING]                              647
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                     647
[EPS-PRIMARY]                                    0.10
[EPS-DILUTED]                                    0.10