Form 10-Q/A
period 1996-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1996-06-25
CIK 931584

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





                                   FORM 10-Q/A

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


               Yes      /x/           No

As of June 24, 1996, there were 6,270,000 shares of the Registrant's Common Stock issued and outstanding.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.



Date:  June 24, 1996                   /s/ Clarence M. McAninch
     ----------------------            ------------------------
                                        Clarence M. McAninch
                                        President and Chief Executive Officer



Date:  June 24, 1996                     /s/ Richard M. Ubinger
     ----------------------              ----------------------
                                         Richard M. Ubinger
                                         Chief Financial Officer, Principal
                                         Accounting Officer and
                                         Treasurer

                                INDEX TO EXHIBITS





          Exhibit Number

          27.1                                         Financial Data Schedule