Form 10-Q
period 1996-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1996-08-12
CIK 931584

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           -------------------------

                                   FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

                         Commission File Number 0-25032

                           -------------------------

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

                                 Title of Class
                                 --------------
                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X|       No

As of June 30, 1996, there were 6,270,000 shares of the Registrant's Common Stock issued and outstanding.

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

                           INDEX                                      PAGE NO.

PART I.             FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Statements of Operations            1
              Condensed Consolidated Balance Sheets                      2
              Condensed Consolidated Statements of Cash Flows            3
              Notes to Condensed Consolidated Financial Statements       4
   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       5

PART II.            OTHER INFORMATION

   Item 1.    Legal Proceedings                                          7
   Item 2.    Changes in Securities                                      7
   Item 3.    Defaults Upon Senior Securities                            7
   Item 4.    Submission of Matters to a Vote of Securityholders         7
   Item 5.    Other Information                                          8
   Item 6.    Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                               9

Part I.      Financial Information

Item 1.      Financial Statements

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, except per share information)
                                  (Unaudited)

                                              For the Three-Months Ended         For the Six-Months Ended
                                                       June 30                           June 30
                                              ---------------------------       ---------------------------
                                                 1996           1995               1996           1995
                                                 ----           ----               ----           ----

Net sales                                         $14,565        $13,916            $27,174        $24,521
Cost of products sold                              11,687         11,842             22,331         21,387
                                              ------------   ------------       ------------   ------------
Gross profit                                        2,878          2,074              4,843          3,134
Selling and administrative expenses                 1,371            864              2,374          1,510
                                              ------------   ------------       ------------   ------------
Operating income                                    1,507          1,210              2,469          1,624
Interest and other income                              60             32                165             72
Interest and other financing costs                    (37)          (125)               (61)          (202)
                                              ------------   ------------       ------------   ------------
Income before taxes                                 1,530          1,117              2,573          1,494
Income taxes                                          581            300                977            402
                                              ------------   ------------       ------------   ------------
Net income                                           $949           $817             $1,596         $1,092
                                              ============   ============       ============   ============
Net income per share of Common Stock                $0.15          $0.18              $0.25          $0.24
                                              ============   ============       ============   ============
Weighted average number of shares of

     Common Stock outstanding                   6,270,000      4,570,000          6,270,000      4,560,495
                                              ============   ============       ============   ============


The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              June 30, 1996         December 31, 1995
                                                                              ------------          -----------------
                                                                              (Unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                                  $3,057                   $10,038
     Accounts receivable (less allowance for doubtful accounts of
         $208 and $178)                                                         12,549                     7,832
     Inventory (Note 2)                                                         10,424                     7,105
     Prepaid Expenses                                                              489                       470
                                                                          -------------             -------------
         Total current assets                                                   26,519                    25,445
                                                                          -------------             -------------

Property, plant and equipment                                                   12,257                     6,928
Accumulated depreciation                                                          (440)                     (264)
                                                                          -------------             -------------
Net property, plant and equipment                                               11,817                     6,664
                                                                          -------------             -------------
Other assets                                                                       389                       328
                                                                          -------------             -------------
         Total assets                                                          $38,725                   $32,437
                                                                          =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Trade accounts payable                                                     $7,342                    $4,085
     Bank overdrafts                                                             1,028                       992
     Current portion of long-term debt                                             137                        73
     Accrued employment costs                                                    1,062                       687
     Other current liabilities                                                     756                       547
                                                                          -------------             -------------
         Total current liabilities                                              10,325                     6,384
Long-term debt                                                                   1,213                       462
                                                                          -------------             -------------
         Total liabilities                                                      11,528                     6,846
                                                                          -------------             -------------
Commitments and contingencies (Note 3)                                               --                         --
Stockholders' equity

     Senior Preferred Stock, par value $.001 per share; liquidation value $100 per share; 2,000,000 shares authorized;

          and 0 shares issued and outstanding                                       --                         -
     Common Stock, par value $.001 per share; 10,000,000 shares
         authorized;6,270,000 shares issued and outstanding                          6                         6
     Additional paid-in capital                                                 25,338                    25,338
     Retained earnings                                                           1,843                       247
                                                                          -------------             -------------
         Total stockholders' equity                                             27,187                    25,591
                                                                          -------------             -------------
         Total liabilities and stockholders' equity                            $38,725                   $32,437
                                                                          =============             =============

The accompanying notes are an integral part of these financial statements.


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                  (Unaudited)

                                                                        For the               For the
                                                                    Six Months Ended      Six Months Ended
                                                                     June 30, 1996         June 30, 1995
                                                                    ----------------      -----------------
Cash flow from operating activities:
     Net income                                                               $1,596                $1,092
     Adjustments to reconcile to net cash used by operating activities:
         Depreciation and amortization                                           217                   112
     Changes in assets and liabilities:
         Accounts receivable, net                                             (4,717)               (6,114)
         Inventory                                                            (3,319)                 (795)
         Accounts payable and bank overdrafts                                  3,293                 2,292
         Accrued employment costs                                                375                   465
         Other, net                                                              159                    47
                                                                    -----------------     -----------------
             Net cash used by operating activities                            (2,396)               (2,901)
                                                                    -----------------     -----------------
Cash flows from investing activities:

     Acquisition of assets through purchase agreement (Note 1)                    --                  (807)
     Capital expenditures                                                     (5,105)               (1,003)
                                                                    -----------------     -----------------
             Net cash used by investing activities                            (5,105)               (1,810)
                                                                    -----------------     -----------------
Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    600                    --
     Proceeds from issuance of Common Stock                                       --                   353
     Net borrowing under revolving line of credit                                 --                 3,406
     Long-term debt payments                                                     (55)                   (5)
     Deferred financing costs                                                    (25)                  (15)
                                                                    -----------------     -----------------
             Net cash provided by financing activities                           520                 3,739
                                                                    -----------------     -----------------
Net decrease in cash                                                          (6,981)                 (972)
Cash at beginning of period                                                   10,038                 3,123
                                                                    -----------------     -----------------
Cash at end of period                                                         $3,057                $2,151
                                                                    =================     =================
Supplemental disclosure of cash flow information:

     Interest paid                                                               $60                  $119
     Income taxes paid                                                          $938                  $130

The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) Universal Stainless & Alloy Products, Inc. (the "Company"), was incorporated in June 1994, and is the successor by merger (the "Merger") to a corporation incorporated in January 1994, for the principal purpose of acquiring substantially all of the idled equipment and related assets (the "Assets") located at the Bridgeville, Pennsylvania, production facility of Armco, Inc. ("Armco"). On August 15, 1994, the Company entered into an Asset Purchase Agreement (the "Asset Agreement") with Armco to purchase the Assets.

         On June 2, 1995, the Company and Armco entered into an Asset and Real Property Purchase Agreement (the "Purchase Agreement") pursuant to which the Company agreed to buy the precision rolled products business (the "PRP Business") and the vacuum arc remelting equipment (the "VAR Assets") of Armco's Cytemp Division located in Titusville, Pennsylvania (the "PRP Division).

         The accompanying unaudited, condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1996 and 1995, balance sheets at June 30, 1996 and December 31, 1995, and statement of cash flows for the six-month periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1995. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended June 30, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

2)       The major classes of inventory are as follows (dollars in thousands):


                                 June 30, 1996       December 31, 1995
                                 -------------       -----------------

Raw materials and supplies              $1,558            $1,473
Semi-finished steel products             7,211             4,278
Operating materials                      1,655             1,354
                                   ============     =============
Total inventory                        $10,424            $7,105
                                   ============     =============



3) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1995.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

         Net sales by product line and cost of products sold for the three- and six-month periods ended June 30, 1996 and 1995 were as follows ( dollars in thousands):



                                          Three-month period ended June 30,     Six-month period ended June 30,
                                          --------------------------------      --------------------------------
                                               1996             1995                 1996             1995
                                               ----             ----                 ----             ----
Net sales

     Stainless steel                             $11,038          $10,819              $20,509          $19,028
     Tool steel                                    2,379            1,607                4,360            2,956
     Conversion services                             997            1,327                1,730            1,889
     Other                                           151              163                  575              648
                                          ---------------   --------------      ---------------   --------------
          Total net sales                  $        14,565   $        13,916     $        27,174   $        24,521
                                          ---------------   --------------      ---------------   --------------
Cost of products sold

     Raw materials                                 5,693            7,151               10,980           13,153
     Other                                         5,994            4,691               11,351            8,234
                                          ---------------   --------------      ---------------   --------------
          Total cost of products sold             11,687           11,842               22,331           21,387
                                          ---------------   --------------      ---------------   --------------
Gross profit                                      $2,878           $2,074               $4,843           $3,134
                                          ===============   ==============      ===============   ==============




THREE- AND SIX- MONTH PERIODS ENDED JUNE 30, 1996 VS. THREE-AND
SIX-MONTH PERIODS ENDED JUNE 30, 1995

The increase in net sales for the three- and six-month periods ended June 30, 1996 as compared to the similar periods in 1995 reflects the operating results of the PRP Business and VAR Assets that were acquired in June 1995, and an increase in shipments of tool steel. This increase was partially offset by a decrease in sales to the Reroller market as a result of generally soft market conditions in that area due to imports.

Cost of products sold, as a percent of net sales, was 80.2% and 85.1% for the three-month periods ended June 30, 1996 and 1995, respectively, and was 82.2% and 87.2% for the six-month periods ended June 30, 1996 and 1995, respectively. This improvement is primarily due to lower acquisition costs for the Company's primary raw materials which was partially offset by the level of manufacturing required by the mix of products sold in 1996. First quarter 1996 results were also adversely affected by lower than expected manufacturing yields experienced on production of both tool steel and forging billets. During the three-month period ended June 30, 1996, manufacturing yields returned to, and in certain areas exceeded, the manufacturing yields experienced in 1995.

Selling and administrative expenses increased from $864,000 and $1,510,000 in the three-and six-month periods ended June 30, 1995 to $1,371,000 and $2,374,000 in the three- and six-month periods ended June 30, 1996. The increases primarily relate to insurance costs and the addition of personnel as a result of the continued growth of the business, including the acquisition of the PRP Business and VAR Assets.

Operating income for the three- and six-month periods ended June 30, 1996 included a one-time pretax charge of $153,000 for the issuance of common stock to 117 company employees.

Interest and other income increased to $60,000 and $165,000 in the three- and six-month periods ended June 30, 1996 as compared to $32,000 and $72,000 in the three- and six-month periods ended June 30, 1995 due to an increase in cash available for investing purposes. The increased cash availability is directly related to the sale of 1,700,000 shares of Common Stock in a public offering completed in November 1995. In addition, the Company did not borrow funds under its $6.5 million revolving line of credit which resulted in a decrease in interest and other financing costs from $125,000 and $202,000 in the three- and six-month periods ended June 30, 1995 to $37,000 and $61,000 in the three-and six-month periods ended June 30, 1996.

The effective income tax rates utilized in the three-and six-month periods ended June 30, 1996 and 1995 were 38.0% and 27.0%, respectively. The lower effective income tax rate in the 1995 periods reflect the recognition of the benefit of net operating loss carryforwards generated in 1994. The effective income tax rate was ultimately adjusted to 8.1% based on the actual results of operations for the year ended December 31, 1995.

Financial Condition

The Company has primarily financed its 1996 activities to date through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.0:1 at December 31, 1995 to 2.6:1 at June 30, 1996 primarily due to the funding of capital expenditures during 1996.

Accounts receivable, net increased by $4.7 million for the six-month period ended June 30, 1996 as compared to an increase of $6.1 million for the six-month period ended June 30, 1995. Inventory increased by $3.3 million for the six-month period ended June 30, 1996 as compared to an increase of $0.8 million for the six-month period ended June 30, 1995. Accounts payable and bank overdrafts increased by $3.3 million for the six-month period ended June 30, 1996 as compared to an increase of $2.3 million for the six-month period ended June 30, 1995. Each of these increases can be primarily attributed to the continued growth of the business since its formation in August 1994.

The increase in long term debt is due to the issuance of a $400,000 loan from the Commonwealth of Pennsylvania's Business Infrastructure Development Program in March 1996 and a $200,000 loan from the Commonwealth of Pennsylvania's Economic Development Program in April 1996. The Company also entered into a $270,000, 5-year capital lease for mobile equipment in June 1996.

The Company maintains a $6.5 million revolving credit facility through April 1998. In addition, the Company continues to seek low-interest government financing opportunities to supplement the liquidity available to fund its capital expenditures. In August 1996, the Company executed a commitment letter with the County of Allegheny's Department of Development to enter into a $1.5 million, 10-year loan agreement at a 6% interest rate.

Capital Expenditure Program

The Company's capital expenditures approximated $5.1 million in the six-month period ended June 30, 1996, bringing aggregate expenditures under its 1995-96 capital expenditures program to $7.2 million. At June 30, 1996, the Company has outstanding purchase commitments in addition to the expenditures incurred to date of approximately $4.1 million. Planned projects at the Company's Melt Shop, Electro-Slag Remelt Shop and Universal Rolling Mill are in process and are expected to provide full benefit to the Company in the 1996 fourth quarter.

In the opinion of the Company's management, the most important capital expenditures planned for 1996 were the acquisition of an oil quench facility for heat treatment of power generation products and a roller leveler to flatten plate products. These acquisitions would significantly reduce, if not eliminate, the Company's dependence on outside conversion sources for these critical processing steps. The acquisition of the oil quench facility has been delayed due to the uncertainties surrounding the Company's level of participation in the power generation market. The Company continues to hold substantive discussions with its major power generation customers to seek a better understanding of the long-term prospects to justify proceeding with this project. The roller leveler was delivered in August 1996 and is expected to begin processing material projected for September shipment.

1996 Outlook

The soft market conditions experienced in the Reroller market segment during 1996 continue due to pressure from imports of rod, wire, bar and slab products. Strong growth in the sales of tool steel products, entry into certain finished bar product niches, and steady performance by our forging billet and Titusville special shapes businesses are expected to partially offset the lower Reroller market sales activity. In light of several factors including the additional capacity for higher margin tool steel that will be available in August and other benefits derived from our capital expenditure program, plus the introduction of finished bar products, the Company expects second half results to be greater than those achieved in the first half of the year.

Part II.     Other Information

Item 1.      Legal Proceedings

             There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

Item 2.      Changes in Securities

             None

Item 3.      Defaults upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc., was held on May 22, 1996, for the purpose of electing a board of directors, and approving the appointment of auditors, the amendments to the Company's 1994 Stock Incentive Plan and the adoption of the Company's 1996 Employee Stock Purchase Plan. Proxies for the meeting were solicited pursuant to
             Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

             All of management's nominees for directors as listed in the proxy statement were elected by the following vote:

                          Shares Voted "For"       Shares Voted "Against"       Shares "Withheld"        Shares Not Voted

D. DeCola, Sr.                 4,566,323                      0                        5,350                     0
O. Gadiesh                     4,546,023                      0                       25,650                     0
G. Keane                       4,566,323                      0                        5,350                     0
C. McAninch                    4,566,323                      0                        5,350                     0
U. Toledano                    4,566,323                      0                        5,350                     0
D. Wise                        4,546,323                      0                       25,350                     0

             The appointment of Price Waterhouse LLP as independent auditor was approved by the following vote:


      Shares Voted "For"            Shares Voted "Against"           Shares "Abstaining"              Shares Not Voted
           4,564,923                         1,600                          5,150                            0

             The amendments to the Company's 1994 Stock Incentive Plan was approved by the following vote:

      Shares Voted "For"            Shares Voted "Against"           Shares "Abstaining"              Shares Not Voted
           4,266,997                        273,322                         6,000                          25,354

             The adoption of the Company's 1996 Employee Stock Purchase Plan was approved by the following vote:

      Shares Voted "For"            Shares Voted "Against"           Shares "Abstaining"              Shares Not Voted
           4,498,329                        25,000                          5,750                          42,594

Item 5.      Other Information

             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits:

                 27.1 Financial Data Schedule

             The following reports on Form 8-K were filed during the second quarter of 1996:

             b.   The Company's Current Report on Form 8-K, dated May 3, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:     August 12, 1996                     /s/ Clarence M. McAninch
          ------------------------            --------------------------------------
                                              Clarence M. McAninch
                                              President and Chief Executive Officer

Date:     August 12, 1996                     /s/ Richard M. Ubinger
          ------------------------            --------------------------------------
                                              Richard M. Ubinger
                                              Chief Financial Officer,
                                              Principal Accounting Officer
                                              and Treasurer