Form 10-Q
period 1996-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1996-11-13
CIK 931584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                        ------------------------------

                                   FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996
                                      OR


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period from ______ to ______
                        Commission File Number 0-25032



                        ------------------------------

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


                                  Yes /x/ No

   As of September 30, 1996, there were 6,270,000 shares of the Registrant's
                     Common Stock issued and outstanding.

 424412.1

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may use the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


                        INDEX                                          PAGE
                                                                        NO.

PART I.      FINANCIAL INFORMATION
  Item 1.    Condensed Consolidated Statements of Operations            1
             Condensed Consolidated Balance Sheets                      2
             Condensed Consolidated Statements of Cash Flows            3
             Notes to Condensed Consolidated Financial Statements       4
  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      5-7


PART II      OTHER INFORMATION
  Item 1.    Legal Proceedings                                          7
  Item 2.    Changes in Securities                                      7
  Item 3.    Defaults Upon Senior Securities                            7
  Item 4.    Submission of Matters to a Vote of Securityholders         7
  Item 5.    Other Information                                          7
  Item 6.    Exhibits and Reports on Form 8-K                           7


SIGNATURES





                                     -ii-
 424412.1

Part I.      Financial Information

Item 1.      Financial Statements




                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, except per share information)
                                  (Unaudited)


                                                   For the Three Months Ended            For the Nine Months Ended
                                                          September 30                           September 30
                                                -----------------------------         -----------------------------
                                                       1996             1995               1996             1995
                                                       ----             ----               ----             ----

Net Sales                                           $16,708           $9,961            $43,882          $34,482
Cost of products sold                                13,005            8,719             35,336           30,106
                                                -----------      -----------        -----------       ----------

Gross profit                                          3,703            1,242              8,546            4,376

Selling and administrative expenses                   1,184            1,019              3,558            2,529
                                                -----------      -----------        -----------       ----------

Operating income                                      2,519              223              4,988            1,847
Interest and other income                                21               29                186              101
                                                -----------      -----------        -----------       ----------

Interest and other financing costs                      (36)            (108)               (97)            (310)
                                                -----------      -----------        -----------      -----------

Income before taxes                                   2,504              144              5,077            1,638

Income taxes                                            952             (238)             1,929              164
                                               ------------      -----------        -----------       ----------

Net income                                           $1,552             $382             $3,148           $1,474
                                                ===========     ============        ===========       ==========

Net income per share of Common Stock                  $0.25            $0.08              $0.50            $0.32
                                               ============     ============       ============      ===========

Weighted average number of shares of
  Common Stock outstanding                        6,270,000        4,570,000          6,270,000        4,563,628
                                                ===========      ===========        ===========       ==========


The accompanying notes are an integral part of these financial statements

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                             September 30, 1996             December
                                                                                (Unaudited)                 31, 1995

ASSETS

Current assets

     Cash and cash equivalents                                                     $1,819                     $10,038

     Accounts receivable (less allowance for doubtful accounts of

          $223 and $178)                                                           12,769                       7,832
     Inventory (Note 2)                                                            10,885                       7,105

     Prepaid Expenses                                                                 571                         470
                                                                            ---------------             -------------

          Total current assets                                                     26,044                      25,445
                                                                            --------------               ------------


Property, plant and equipment                                                      15,287                       6,928

Accumulated depreciation                                                             (559)                       (264)
                                                                            --------------              -------------

Net property, plant and equipment                                                  14,728                       6,664
                                                                            -------------                ------------

Other assets                                                                          575                         328
                                                                            --------------               ------------
          Total assets                                                            $41,347                     $32,437
                                                                            =============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Trade accounts payable                                                        $6,929                      $4,085

     Bank overdrafts                                                                1,400                         992

     Current portion of long-term debt                                                144                          73

     Accrued employment costs                                                       1,480                         687

     Other current liabilities                                                      1,484                         547
                                                                            -------------                ------------

          Total current liabilities                                                11,437                       6,384
Long-term debt                                                                      1,171                         462
                                                                            -------------                ------------

          Total liabilities                                                        12,608                       6,846
                                                                            -------------                ------------
Commitments and contingencies (Note 3)                                                 --                          --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation

          value $100 per share; 2,000,000 shares authorized; and 0 shares issued       --                          --
          and outstanding

     Common Stock, par value $.001 per share; 10,000,000 shares

          authorized; 6,270,000 shares issued and outstanding                           6                           6
     Additional paid-in capital                                                    25,338                      25,338

     Retained earnings                                                              3,395                         247
                                                                            -------------                 -----------

          Total stockholders' equity                                               28,739                      25,591
                                                                            -------------                 -----------
          Total liabilities and stockholders' equity                              $41,347                     $32,437
                                                                            =============                 ===========

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                       For the
                                                                                  Nine Months Ended

                                                                             September 30,          September 30,
                                                                                 1996                   1995

Cash flow from operating activities:
     Net income                                                                  $3,148                $1,474
     Adjustments to reconcile to net cash used by operating activities:
          Depreciation and amortization                                             351                   201
     Changes in assets and liabilities:
          Accounts receivable, net                                               (4,937)               (5,185)
          Inventory                                                              (3,780)               (1,424)
          Accounts payable and bank overdrafts                                    3,252                 1,981
          Accrued employment costs                                                  793                   397
          Other, net                                                                593                   (84)
                                                                             ----------            -----------
               Net cash used by operating activities                               (580)               (2,640)
                                                                            -----------            -----------
Cash flows from investing activities:
     Acquisition of assets through purchase agreement (Note 3)                       --                  (859)
     Capital expenditures                                                        (8,124)               (2,005)
                                                                            -----------            -----------
               Net cash used by investing activities                             (8,124)               (2,864)
                                                                            -----------            -----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                       600                    --
     Proceeds from issuance of Common Stock                                          --                   353
     Net borrowing under revolving line of credit                                    --                 4,229
     Long-term debt payments                                                        (90)                   (7)
     Deferred financing costs                                                       (25)                  (15)
                                                                           ------------            ----------
               Net cash provided by financing activities                            485                 4,560
                                                                           ------------            ----------
Net decrease in cash                                                             (8,219)                 (944)
Cash at beginning of period                                                      10,038                 1,123
                                                                           ------------            ----------
Cash at end of period                                                            $1,819                  $179
                                                                           ============            ==========
Supplemental disclosure of cash flow information:
     Interest paid                                                                  $52                  $242
     Income taxes paid                                                             $938                  $225



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

         The accompanying unaudited, condensed consolidated financial statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995, balance sheets at September 30, 1996 and December 31, 1995, and statement of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1995. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended September 30, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

2)       The major classes of inventory are as follows (dollars in thousands):

                                September 30, 1996         December 31, 1995
                                ------------------         -----------------

Raw materials and supplies                $1,922                   $1,473
Semi-finished steel products               7,155                    4,278
Operating materials                        1,808                    1,354
                                     -----------               ----------
Total inventory                          $10,885                   $7,105
                                     ===========               ==========

3) The Company has reviewed the status of its environmental contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations



Results of Operations

Net sales by product line and cost of products sold for the three- and nine-month periods ended September 30, 1996 and 1995 were as follows (dollars in thousands):

                                                Three-month period ended September           Nine-month period ended September
                                                               30,                                         30,
                                                    1996                 1995                   1996                 1995

Net sales

      Stainless steel                               $13,562               $8,876                $34,071              $27,904

      Tool steel                                      1,617                  403                  5,977                3,359

      Conversion services                               966                  525                  2,696                2,414

      Other                                             563                  157                  1,138                  805
                                               ------------          -----------           ------------         ------------

           Total net sales                          $16,708               $9,961                $43,882              $34,482
                                                -----------          -----------           ------------          -----------
Cost of products sold

      Raw materials                                   6,747                4,853                 17,727               18,006

      Other                                           6,258                3,866                 17,609               12,100
                                                -----------          -----------            -----------          -----------

           Total cost of products sold               13,005                8,719                 35,336               30,106
                                                -----------          -----------            -----------          -----------
Gross profit                                         $3,703               $1,242                 $8,546               $4,376
                                                ===========          ===========            ===========          ===========





THREE- AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 1996 VS. THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995

The increase in net sales for the three- and nine-month periods ended September 30, 1996 as compared to the similar periods in 1995 reflects the June 1995 acquisition of the PRP Business and VAR Assets, and an increase in shipments of stainless steel within the reroller and original equipment manufacturer market segments. The 1995 third quarter and nine-month periods sales and earnings were unfavorably impacted by the approximately six-week production halt of the universal rolling mill at the Bridgeville facility in July and August of last year.

Cost of products sold, as a percent of net sales, was 77.8% and 87.5% for the three-month periods ended September 30, 1996 and 1995, respectively, and was 80.5% and 87.3% for the nine-month periods ended September 30, 1996 and 1995, respectively. This improvement is primarily due to lower acquisition costs for the Company's primary raw materials, improved manufacturing yields, and the absence of the production halt described above, which were partially offset by the level of manufacturing required by the mix of products sold in 1996.

Selling and administrative expenses increased from $1,019,000 and $2,529,000 in the three- and nine-month periods ended September 30, 1995 to $1,184,000 and $3,558,000 in the three- and nine-month periods ended September 30, 1996. The increase primarily relates to insurance costs and the addition of personnel as a result of the continued growth of the business, including the June 1995 acquisition of the PRP Business and VAR Assets.

Interest and other income decreased in the three-month period ended September 30, 1996 in comparison to the same period in 1995. Interest and other income increased in the nine-month period ended September 30, 1996 in comparison to the same period in 1995. These changes are primarily due to cash available for investing purposes during the respective periods. The increased cash availability in 1996 is directly related to the sale of 1,700,000 shares of Common Stock in a public offering completed in November 1995. The public offering proceeds have been utilized to fund the Company's capital expenditure program. In addition, the Company was not required to borrow funds under its $6.5 million revolving line of credit which resulted in a decrease in interest and other financing costs from $108,000 and $310,000 in the three- and nine-month periods ended September 30, 1995 to $36,000 and $97,000 in the three- and nine-month periods ended September 30, 1996.

The effective income tax rate utilized in the three- and nine-month periods ended September 30, 1996 was 38.0%. The effective income tax rate utilized for the nine-month period ended September 30, 1995 was reduced from 27.0% to 10.0%, reflecting the impact of the production halt at the Bridgeville facility during the 1995 third quarter. The lower effective income tax rate in 1995 reflects the recognition of the benefit of net operating loss carryforwards generated in 1994.


Financial Condition

The Company has primarily financed its 1996 activities to date through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.0:1 at December 31, 1995 to 2:3:1 at September 30, 1996 primarily due to the funding of capital expenditures during 1996.

Accounts receivable, net increased by $4.9 million for the nine-month period ended September 30, 1996 as compared to an increase of $5.2 million for the nine-month period ended September 30, 1995. Inventory increased by $3.8 million for the nine-month period ended September 30, 1996 as compared to an increase of $1.4 million for the nine-month period ended September 30, 1995. Accounts payable and bank overdrafts increased by $3.3 million for the nine-month period ended September 30, 1996 as compared to an increase of $2.0 million for the nine-month period ended September 30, 1995. Each of these increases can be primarily attributed to the continued growth of the business since its formation in August 1994.

The increase in long term debt is due to the issuance of a $400,000 loan from the Commonwealth of Pennsylvania's Business Infrastructure Development Program in March 1996 and a $200,000 loan from the Commonwealth of Pennsylvania's Economic Development Program in April 1996. The Company also entered into a $270,000, 5-year capital lease for mobile equipment in June 1996.

The Company maintains a $6.5 million revolving credit facility through April 1998. In addition, the Company continues to seek low-interest government financing opportunities to supplement the liquidity available to fund its capital expenditures. In August 1996, the Company executed a commitment letter with the County of Allegheny's Department of Development to enter into a $1.5 million, 10-year loan agreement at a 6% interest rate. In November 1996, the Company executed a commitment letter with the Commonwealth of Pennsylvania Department of Community and Economic Development to enter into a $500,000, 7-year loan agreement at a 6% interest rate. The Company expects to execute final loan documents during the 1996 fourth quarter.



Capital Expenditure Program

The Company's capital expenditures approximated $8.1 million in the nine-month period ended September 30, 1996, bringing aggregate expenditures under its 1995-96 capital expenditures program to $10.2 million. At September 30, 1996, the Company has outstanding purchase commitments of approximately $3.8 million. The roller leveler, utilized to flatten plate products, was delivered and placed into operation in August 1996. Planned projects at the Company's Melt Shop and Universal Rolling Mill are in process and are expected to be completed early in 1997.

1996 Outlook

The Company is experiencing increased demand from the power generation sector, which is expected to generate sales growth within the original equipment manufacturers market segment. While the Company's volume of reroll product shipments is expected to increase, the soft pricing environment due to pressure from imports of bar, rod, wire and slab products is expected to impact the Company's operating results in the 1996 fourth quarter. In light of these factors and anticipated benefits derived from the Company's capital expenditure program, the Company continues to expect second half results to be substantially greater than those achieved in the first half of the year.

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

             The following reports on Form 8-K were filed during the third quarter of 1996:

                  None

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
  Date:   11/13/96             /s/ Clarence M. McAninch
                               Clarence M. McAninch
                               President and Chief Executive Officer

  Date:   11/13/96             /s/ Richard M. Ubinger
                               Richard M. Ubinger
                               Chief Financial Officer
                               Principal Accounting Officer and
                               Treasurer