Form 10-K
period 1996-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1997-03-28
CIK 931584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-K

          [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         For the Fiscal Year Ended December 31, 1996
                                              OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                 (412) 257-7600
              (Registrant's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                                 Title of Class
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes /X/      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1997, based on the closing price of these shares of $9 7/8 on that date, was $54,149,602. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 25, 1997, there were 6,283,734 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 1997, are incorporated by reference into Parts II and III of this Form 10-K.

                                TABLE OF CONTENTS


-
PART I

    Item 1.     Business..................................................................................... 1
    Item 2.     Properties.................................................................................. 10
    Item 3.     Legal Proceedings............................................................................13
    Item 4.     Submission of Matters to a Vote of Security Holders..........................................13

PART II

    Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.....................14
    Item 6.     Selected Financial Data......................................................................15
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.........................................................................16
    Item 8.     Financial Statements and Supplementary Data..................................................16
    Item 9.     Changes in and Disagreements With Accountants on Accounting and
                       Financial Disclosure..................................................................16

PART III

    Item 10.    Directors and Executive Officers of the Registrant...........................................17
    Item 11.    Executive Compensation.......................................................................17
    Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................18
    Item 13.    Certain Relationships and Related Transactions...............................................18
    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................18



                                     PART I



ITEM 1.           BUSINESS


General

Universal Stainless & Alloy Products, Inc. (the "Company"), manufactures and markets semi-finished and precision cold-rolled products, including stainless steel, tool steel and certain other alloyed steels. The Company's products are sold to rerollers, forgers, service centers and original equipment manufacturers. The Company's products are then finished by its customers and marketed for use primarily in the heavy equipment manufacturing, power generation and aerospace industries. The Company also provides conversion services on materials supplied by customers that lack certain of the Company's production facilities or that are subject to their own capacity constraints.

While the Company operates in a manner characteristic of a mini-mill, emphasizing a low operating cost structure, efficient use of production and management personnel and flexible production capabilities, the Company's extensive range of manufacturing equipment allows it to achieve product breadth and quality similar to that of a large, integrated specialty steel producer. The Company's products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. The Company is capable of fabricating semi-finished specialty steel products that include both long products (ingots, blooms, billets and bars), which are used by customers to produce bar, rod and wire, and flat rolled products (slabs and plates), which are used by customers to produce fine-gauge plate, sheet and strip products. The Company also produces customized shapes that are cold rolled from purchased coiled strip, flat bar or extruded bar.

The Company was incorporated in Delaware on June 27, 1994. On July 29, 1994, the Company completed a stock-for-stock merger with a corporation of the same name organized in Pennsylvania in January 1994 (the "Pennsylvania Corporation"), for the principal purpose of acquiring from Armco, Inc. (Armco), and operating substantially all of the equipment and related assets (the "Assets") of Armco's Stainless and Alloy Products Division ("ASAP"), formerly owned by Cyclops Industries, Inc. ("Cyclops"), that are located at Bridgeville, Pennsylvania (the "Bridgeville Facility"). Prior to the Merger, the Pennsylvania Corporation had no operating history and no material assets. Through August 15, 1994, the date the acquisition was consummated, the Company was solely involved in organizational and financing activities.

On June 2, 1995, the Company acquired its precision rolled products business from the Cytemp division of Armco (the "PRP Business"). Simultaneously, the Company acquired from the Cytemp division five vacuum-arc remelting furnaces and certain ancillary equipment that was not operationally related to the PRP Business and had been idled since January 1994.


Industry Overview

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. According to the Specialty Steel Institute of North America (the "SSNA"), specialty steels are among the highest-valued steel products produced.

Specialty steels include stainless steels, high speed and tool steels, electrical steels, high temperature alloys and magnetic and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.

The Company primarily manufactures stainless steel, tool steel, and certain other alloyed steels:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it unique qualities of resistance to rust, corrosion and heat, high strength, good wear characteristics, natural attractiveness, and ease of maintenance. Stainless steel is used, among other applications, in the automotive, aircraft and aerospace industries and in the manufacture of food handling, chemical processing, pollution control and medical and health equipment. The large number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

Stainless steel was created in response to a need for materials that would provide better resistance to corrosion than carbon steel. Adding chrome to carbon steel makes it more rust and stain resistant and adding nickel to chrome stainless steel enhances the mechanical properties and fabrication characteristics of the steel. Stainless steel's resistance to many corrosive conditions, such as exposure to water, air, food and alkalis, is provided by a thin, transparent protective chrome oxide film that forms on its exterior. When this film is scratched, nicked or otherwise penetrated, a fresh film immediately forms to preserve the corrosion resistance.

Stainless steel is manufactured in different types, or grades, but each type contains at least 10% chrome, along with other elements that are added to develop specific properties. Depending on the quantity of the various elements present in a stainless steel alloy, it will have a metallurgical structure characteristic of one of three basic stainless steel groups-austenitic, martensitic or ferritic. The Company makes products in each of those groups, but most of the Company's products are in the austenitic category.

Austenitic stainless steels, unlike the other two groups of stainless steel alloys, contain 4-35% nickel. Austenitic stainless steels, which are non-magnetic, have outstanding ductility and can be cold worked so that the final condition attained has the most advantageous combination of strength and toughness. In addition, certain austenitic stainless steels may be used at temperatures from -200~C to 1,100~C and still maintain their formability and strength. These physical properties make austenitic stainless steels the most popular grades.

Martensitic stainless steels contain 10-18% chrome for corrosion resistance, can be hardened by heat treating to a wide variety of mechanical properties and are magnetic under all conditions. These steels are generally used where abrasion resistance and high strength are important requirements.

Ferritic stainless steels generally contain a similar amount of chrome as martensitic stainless steels but have a lower carbon content. However, chrome content in this stainless steel group can range as high as 27% for maximum oxidation resistance at high temperatures. As with the martensitic group, the addition of other elements to the basic alloy brings about special properties for particular end uses. Ferritic steels are also magnetic under all conditions. Ferritic stainless steels are less susceptible to stress corrosion cracking problems and are generally cheaper to produce than austenitic stainless steels because they do not contain nickel. However, because they do not contain nickel, ferritic stainless steels are less malleable than austenitic grades and have fewer applications.

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable them to form, cut, shape and shear other materials in the manufacturing process. These hardness characteristics are brought out by heating and cooling at precise rates in the annealing process. Tool steels are utilized in the manufacture of metals, plastics, pharmaceuticals, electronics, optics and paper and aluminum extrusions.

High Strength Low Alloy Steel. High strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy element of such steels as nickel, chrome and molybdenum typically exceed the alloy element of carbon steel but not that of high temperature alloy steel.

High Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have a very high nickel content relative to other types of specialty steels. High temperature alloy steels are manufactured for use generally in the aerospace industry.


Net sales by principal product line were as follows:

                                         1996                           1995                            1994
                                         ----                           ----                            ----

Stainless steel                        $46,903,000                    $38,292,000                     $4,192,000
Tool steel                               8,019,000                      4,080,000                      1,212,000
Conversion services                      3,804,000                      3,272,000                        188,000
Other                                    1,532,000                      1,348,000                        151,000
                              ---------------------------    ----------------------------    ---------------------------
                                       $60,258,000                    $46,992,000                     $5,743,000
                              ---------------------------    ----------------------------    ---------------------------


Raw Materials

Scrap Metal

The Company's major raw material is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased in the open market through a number of scrap brokers and dealers or by direct purchase. The Company purchases approximately 80% of its scrap metal from six principal domestic suppliers. The long-term demand for scrap metal and its importance to the domestic specialty steel industry may be expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity with additions to or replacements of existing integrated specialty steel manufacturing facilities that use iron ore, coke and limestone as their raw materials. The high quality of the Company's products requires use of premium grades of scrap metal, the supply of which is more limited. The Company has not experienced difficulty to date in purchasing adequate scrap metal for its production processes. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty.

Alloys

The Company purchases various materials for use as alloy additions, some of which come from Canada (principally nickel) and other foreign countries. Certain of those alloys (principally chrome) are supplied by South African manufacturers and any political disruptions in that country could interfere with the delivery of those materials.

The cost of scrap metal together with alloy additives is more than 50% of the Company's total cost of products sold. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for up to 30 to 90 days, which may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices.

PRP Business

The PRP Business' principal starting materials consist of metallic flat bar, extruded "near shaped" bar and coiled strip, which the Company cold rolls to customer specification to produce special shapes. The Company generally purchases those starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material for the PRP Business will continue to be available in sufficient quantities for the foreseeable future.

The Company does not maintain any long-term written agreements with any of its raw material suppliers.

Energy Agreements

The production of steel requires the ready availability of substantial amounts of energy. Electricity is the major energy source consumed in the Company's operations. The Company believes that its energy arrangements allow it to compete effectively within its industry. The Company also uses natural gas in certain of its furnaces, and certain industrial and refining gases, including oxygen, nitrogen and argon, in connection with its AOD operations. A curtailment or interruption in energy supplies could adversely affect the performance of the Company, as could an increase in energy-related costs.

At the Bridgeville Facility, the Company purchases electricity from Duquesne Light Company ("DLC") pursuant to a five-year supply agreement entered into in July 1994, with one-year renewal options. Under that agreement, the Company has been granted significant reductions in DLC's posted base demand rates, particularly if, as the Company plans, it conducts its principal melting operations in off-peak hours, which for purposes of the DLC agreement are between 6 p.m. and 10 a.m. (16 hours) daily and up to 24 hours a day on weekends. The Company purchases natural gas from Columbia Energy Services Corporation on a month-to-month basis.

At the Titusville Facility, the Company purchases electricity from Pennsylvania Electric Company pursuant to a one-year supply agreement entered into in June 1995, with one-year renewal options. QSE&P, Inc., a wholly owned subsidiary of Quaker State Corporation, supplies all the Company's natural gas requirements at that location pursuant to a one-year supply agreement entered into in May 1995, which is eligible for renewal thereafter.

Air Products and Chemicals, Inc. supplies all the Company's liquid gas for industrial requirements for its AOD operations pursuant to a five-year agreement entered into in July 1994, which contains one-year renewal options.


Customers

As of March 24, 1997, the Company has approximately 140 active customers. The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. For the year ended December 31, 1996, Talley Metals Technology, Inc., a subsidiary of Talley Industries, Inc., accounted for 44% of the Company's total net sales.

The Company's products are marketed directly to its customers by Company personnel, including the Company's President and Chief Executive Officer, its PRP Division General Manager, five full-time sales persons and two independent sales representatives. Many of the Company's current customers had pre-existing business relationships with the Company's management prior to the formation of the Company. In view of the relatively small number of prospective customers for the Company's customized products, the strong business relationships with its customers and the thorough product knowledge and substantial experience with actual and prospective customers of those management and marketing persons, the Company believes its sales force is adequate for its current and immediately foreseeable needs. The Company does not have any long-term written agreements with any of its customers.


Backlog

The Company manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less, and consequently does not manufacture for inventory purposes. The Company's backlog of orders on hand as of March 24, 1997, was approximately $18.5 million as compared to approximately $11.0 million at the same time in 1996. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to shipment. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Seasonality of Business

The Company's sales and earnings are influenced by seasonal factors. Results in each third fiscal quarter (three months ending September 30) are expected to be adversely affected by the Company's annual week-long plant vacation closing during the July 4 holiday period as well as vacation closings of many of its customers during that period. Results in each fourth fiscal quarter (three months ending December 31) are adversely affected by the Company's vacation closings during the Christmas holiday periods, as well as by the vacation closings of many of its customers during this period, and by order slowdowns as customers fulfill their annually budgeted inventory requirements.


Competition

The Company believes itself to be one of approximately 20 domestic manufacturers that produce specialty steel and one of approximately six domestic specialty steel manufacturers that produce special shapes. Of that number of firms that produce specialty steel, the Company believes six companies currently compete with the Company in the semi-finished specialty steel sector, although other specialty steel mills have the capability of producing, and hence competing with, some of or all the Company's semi-finished specialty steel products.

Major competitors of the Company in the semi-finished specialty steel market include fully integrated specialty steel producers such as Allegheny-Teledyne, Inc.; Carpenter Technology Corporation; AL Tech Specialty Steel Corporation; Republic Engineered Steels, Inc.; Slater Steels Corporation; and The Timken Company; and with respect to the special shapes market served by the PRP Business, competitors include Rathbone Precision Metals, Inc.; Precision Shapes, Inc.; and J.T. Slocomb Company. Although Electralloy, a subsidiary of G.O. Carlson Inc., and First Mississippi Steels, Inc. generally produce only stainless steel ingots, they can also compete with the Company by utilizing outside conversion services. Additionally, there are several smaller electric arc furnace melt shops that also produce specialty steel.

The principal methods of competition in the Company's markets are product quality, delivery capability, and service and price. Maintaining high standards of product quality while keeping production costs at competitive levels is essential to the Company's ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important in the Company's semi-finished specialty steel market. The Company believes its universal rolling mill provides it with a competitive advantage as the only domestic mini-mill that can produce both long product (billets and blooms, used by customers to produce bar, rod and wire) and flat rolled product (slabs and plates, used by customers to produce fine gauge plate, sheet and strip products). Moreover, because the Company's focus is on the manufacture and supply of semi-finished specialty steel, the Company, unlike an integrated specialty steel mill, does not have to interrupt a production schedule devoted in part to the manufacture of finished products or non-specialty steel, in order to meet its customers' orders for semi-finished specialty steel products. The Company believes it has the ability to fill customers' orders in a shorter lead time for delivery of those products than a fully-integrated specialty steel mill currently can achieve, which provides it with another competitive advantage. The short lead time may also enable the Company to avoid maintaining a high level of inventory of raw materials, thereby reducing the Company's cost of production.

     The domestic semi-finished specialty steel industry is frequently affected by economic conditions generally. Further, the Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics, that compete with steel in many markets. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, a number of which are government owned and/or subsidized. Increases in levels of imported products could adversely affect future market prices and demand levels for the finished products manufactured by the Company's customers. Any competitive factor that adversely affects these markets could indirectly adversely affect the demand for the Company's semi-finished products.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has instituted profit sharing for all of its USWA Employees and has instituted equity ownership programs for all of its employees, in an effort to forge an alliance between its employees' interests and those of the Company's stockholders. At December 31, 1996, the Company had 153 employees at the Bridgeville Facility and 55 employees at the Titusville Facility, of whom 117 and 46 were USWA members located in Bridgeville and Titusville, respectively.

USWA Agreements

In connection with the Company's acquisition of the Bridgeville Facility from Armco, the Company and the USWA completed negotiation of a four-year comprehensive collective bargaining labor agreement that recognizes the USWA as the exclusive representative for the Company's hourly Bridgeville employees with respect to the terms and conditions of their employment. The Company believes that the USWA Agreement at Bridgeville contains certain wage, benefit and work rule terms more favorable to the Company than those contained in domestic specialty steel industry collective bargaining labor agreements generally. The terms include a decrease in the number of job classifications, a combining of jobs and the lack of a guarantee of a minimum number of work hours under the USWA Agreement at Bridgeville. The USWA Agreement at Bridgeville requires all employees to take yearly vacations during weeks when the Company is closed. Moreover, the Company is not obligated to contribute to any of the USWA multi-employer retirement and benefit plans. Also, the Company negotiated and has achieved in the USWA Bridgeville Agreement favorable terms as to overtime, work rules, seniority and vacations.

In connection with the PRP/VAR Agreement in 1995, the Company entered into a five-year collective bargaining agreement with the USWA covering employees at the Titusville Facility. That Agreement contains substantially similar terms to those included in the USWA Agreement at Bridgeville, but each of the USWA Agreements is separate and neither USWA Agreement is conditioned on the renewal of or compliance with the other USWA Agreement.

The Company's USWA Bridgeville employees share in the profit generated at the Bridgeville Facility in an aggregate amount equal to 8% of the Company's annual pre-tax profit in excess of $1.0 million generated at that location. The Company's USWA Titusville employees share in the profit generated at the Titusville Facility in an aggregate amount equal to 8% of the Company's annual pre-tax profit in excess of $500,000 generated at that location. Pre-tax annual profit for this purpose is defined as the Company's income before income taxes reduced by scheduled debt principal payments. The Company maintains separate 401(k) retirement plans for its union and salaried employees. Pursuant to each plan, beginning January 1, 1995, participants may elect to make pre-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is required to make profit-sharing contributions to the plans as follows: $80 per month per participant in the salaried plan and $0.40 per hour of service worked per participant in the union plan. Company matching contributions are not permitted under the plans. The Company also provides health coverage for its union and salaried employees.

Armco also retained responsibility for any employee benefit obligations existing prior to August 15, 1994, with respect to persons previously employed at the Bridgeville Facility. In addition, Armco agreed to indemnify the Company up to $3.0 million in the aggregate with respect to any such liabilities that may arise prior to August 15, 2004, and with respect to any other non-environmental liabilities that may arise under the Agreement between the Company and Armco prior to August 15, 1997.

On October 6, 1994 and on May 22, 1996, the Company's Board of Directors adopted employee stock plans for the purpose of issuing 100 shares of Common Stock of the Company at no cost to eligible employees, which consist of non-executive employees not eligible for stock options under the 1994 Stock Incentive Plan. Pursuant to the employee stock plans, the Company issued 6,900 and 11,300 shares of the Company's Common Stock in 1994 and 1996, respectively. The costs of these issuances were recorded as compensation expense. These plans were terminated.

Employee Stock Purchase Plan Under the 1996 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company's Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the period or end-of-the-period market prices. At December 31, 1996, the end of the initial purchase period under the Plan, the Company issued 2,434 shares of Common Stock to 33 employees at $7.44 per share.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive ratably 50% of the savings, if any, of reduced workers' compensation premiums obtained by the Company.


Patents and Trademarks

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.


Risk Factors

The Company's business and results of operations are subject to a wide range of substantial business and economic factors discussed below, many of which are not within the Company's control.

Limited Operating History

The Company has only a limited operating history from which an evaluation of the Company's prospects may be made. Those prospects must be considered in light of the numerous risks, expenses, problems and difficulties frequently encountered in connection with the establishment of a business and the competitive environment in which the Company operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Financial Statements."

Significant Customer and Concentrated Customer Base

For the year ended December 31, 1996, the Company's largest customer, Talley Metals Technology, Inc., a subsidiary of Talley Industries, Inc., accounted for approximately 44% of the Company's net sales. The Company's five largest customers in the aggregate accounted for approximately 63% of net sales. An adverse change in, or termination of, the Company's relationship with one or more of its major customers could have a material adverse effect upon the Company. While the Company has approximately 140 active customers, the Company does not have long term written contracts with any of its customers, and customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. In addition, there can be no assurance that the Company's current customers will continue to purchase product or services from the Company at current levels or that they will continue to maintain relationships with the Company. See "Business--Customers."

Reliance on Critical Manufacturing Equipment

The Company's manufacturing processes are dependent upon certain critical pieces of specialty steelmaking equipment, such as the Company's melt shop and universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company's operations would not be substantially curtailed. In that respect, in July and August 1995 the Company experienced an electrical component breakdown in a drive motor that resulted in an approximately six-week production halt of the universal rolling mill at the Bridgeville Facility. Unexpected interruptions in the Company's production capabilities could create fluctuations in the Company's sales and income. The average age of the Company's equipment is more than ten years. There can be no assurance that a shutdown of the Company's facilities will not occur in the future or that a shutdown would not have a material adverse effect on the Company. See "Properties--Capital Expenditures and Facilities Maintenance Programs."

Competition

The Company competes with domestic mills that produce semi-finished specialty steel products and, with respect to certain parts of their product line, with domestic fully integrated specialty steel mills. The Company also experiences competition from foreign sources of semi-finished specialty steels. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factor that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's semi-finished products. Many of the Company's competitors are larger and have significantly greater resources than the Company, and a number have recently undergone restructurings and modernization programs designed to enhance their competitive positions. Additionally, the Company's products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises with long operating histories and significant financial and other resources. Competition in the Company's field is intense and is expected to continue to be so in the foreseeable future. Also, a number of the Company's competitors are also customers for certain of the Company's products and services. There can be no assurance that the Company will be able to compete successfully in the future. See "Business--Competition."

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations (the "Environmental Laws") governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property and operates equipment previously owned and used in the manufacture of steel products by Armco. In connection with the Company's August 15, 1994 agreement with Armco to purchase substantially all the assets and related equipment of the Armco Stainless and Alloy Products Division located at the Bridgeville Facility and to lease the Bridgeville Facility, Armco agreed to retain responsibility for liabilities asserted against Armco under the Environmental Laws arising out of conditions existing prior to August 15, 1994, and to indemnify the Company up to $6.0 million in the aggregate over ten years from August 1994 with respect to any claims in connection with, or costs incurred by, the Company related to such liabilities. In connection with the Company's June 2, 1995 agreement with Armco to purchase the PRP Business, the VAR Assets and a parcel of real property located at Titusville, Pennsylvania, Armco agreed to indemnify the Company up to $3.0 million in the aggregate for liabilities under the Environmental Laws arising out of conditions on or under the Titusville property existing prior to June 2, 1995. Armco's obligation to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, is not subject to the $3.0 million limitation. The Titusville Facility is located in an industrial area where contamination by petroleum hydrocarbons is widespread.

Because the indemnification is the Company's exclusive remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so. Certain environmental conditions have been identified at the Bridgeville Facility that Armco in accordance with its agreement with the Company and pursuant to a consent decree between Armco and the Pennsylvania Department of Environmental Resources, is addressing at Armco's sole expense. There can be no assurance that Armco will satisfactorily complete the work required under the consent decree. There may be other environmental conditions at the Bridgeville Facility or at the Titusville Facility that have not been previously identified by regulatory authorities but that may later be determined to require remediation. The Company is not currently a party to any lawsuit or proceeding involving alleged violations of any Environmental Laws and believes that its business, operations and facilities are being operated in compliance in all material respects with applicable Environmental Laws. However, environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. The Armco indemnities do not cover liability with respect to violations of the Environmental Laws or the existence of environmental conditions stemming from any changes, modifications or amendments to the Environmental Laws effective after

August 15, 1994, with respect to the Bridgeville Facility, or effective after June 2, 1999, with respect to the Titusville Facility, and there is no assurance that the Company will not incur any such liability. The Company anticipates that, from time to time, it will make capital expenditures in connection with environmental matters. It is impossible, however, currently to predict the amount of future expenditures that may be required in connection with environmental compliance. There can also be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition and results of operations. See "Business--Environmental Compliance."

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers for its raw material needs. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company's results of operations. Significant increases in the price of the Company's principal raw materials could adversely affect the Company's financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

Scrap metal is the principal raw material used in the Company's products. Scrap metal together with alloy additives, principally nickel, chrome and molybdenum, currently account for more than 50% of the Company's total cost of products sold. Scrap metal prices are affected by cyclical, seasonal and other market factors, and therefore future prices cannot be predicted with any degree of certainty. Consequently, scrap metal prices frequently fluctuate as a result of factors affecting the supply of scrap metal as well as the demand for steel. In addition, the supply of premium grades of scrap metal used by the Company is more limited than the supply of lower grades of scrap metal. Further, nickel and chrome, key ingredients in certain alloys produced by the Company and significant cost components, are available substantially only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. There can be no assurance that the price of the Company's raw materials will remain at current levels. Furthermore, an increase in the price that the Company pays for its raw materials could have a material adverse effect on the results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

ITEM 2.           PROPERTIES


The Company leases its Bridgeville Facility and owns the Titusville Facility. The Bridgeville Facility is leased pursuant to a long-term net lease from Armco for ten years from August 15, 1994, which includes the payment by the Company of real and personal property taxes, water and sewage charges, special assessment and insurance premiums associated therewith, with three five-year options to renew on the same terms at the sole discretion of the Company. The Armco Lease provides the Company with an option to purchase substantially all of the leased premises for $1 any time during the term of the Armco Lease prior to August 15, 2015. The building that houses the electro-slag remelting equipment, which is nearby, but not contiguously located, to the other facilities, is included in the ten-year initial lease term only. The Company anticipates relocating the equipment it owns in that facility in close proximity to the melt shop complex in an existing building prior to the expiration of that initial ten-year term. The Armco Lease is assignable with the written consent of Armco, which consent cannot be unreasonably withheld. The Company is responsible for compliance with all environmental laws related to the property subsequent to August 15, 1994, subject to liabilities Armco retained under the Asset Agreement and Armco's indemnification obligations.

The Bridgeville Facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Titusville Facility consists of more than approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The following table sets forth information concerning the principal production and process components of the Company's business. Certain of the components contain more than one structure.


Capital Expenditures and Facilities Maintenance Programs
Steel production is generally considered to be a capital intensive industry. The Company believes it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and, in conjunction with a continuing rigorous maintenance program, to enable it to manufacture quality products and provide delivery and other support service assurances to its customers.

In January 1997, the Company completed a capital expenditures program at an aggregate cost to the Company of approximately $15.0 million. The funds for the capital expenditures program were expended primarily at the Bridgeville Facility, to a lesser extent at the Titusville Facility and in part to relocate certain equipment from Titusville to Bridgeville, primarily as set forth in the following table:


Location                    Principal Additions and Improvements             Anticipated Results

BRIDGEVILLE

          Melt Shop         Upgrade 50 ton electric arc furnace, AOD and     Reduce melt time.
                            overhead crane system.

          Universal         Modification to add high lift rolling            Permit production of rolled slab, large bloom
          rolling mill      capability; add plate descaler.                  and heavier plate products; improve yield and
          complex                                                            quality of rolled slab and plate products.

                            Upgrade drive equipment, reheat furnaces and     Improve production efficiency; reduce natural
                            controls.                                        gas usage.



Location                    Principal Additions and Improvements             Anticipated Results

          Electro-slag      Upgrade electrical and mechanical systems and    Improve efficiency in the production of high
          remelting         controls.                                        temperature alloys for the power generation
          complex                                                            and aerospace industries.

          Overall plant     Add roller leveler and flattening press.         Flatten certain plate products, replacing
                                                                             previously outsourced operations.

                            Add cutting equipment.                           Permit large ingots to be cropped.
                            Upgrade various systems and controls.            Improve real-time operating control and
                                                                             information flow.
TITUSVILLE
          PRP Area          Upgrade various equipment.                       Improve efficiency; lower production costs.
                            Relocation and utilization of certain            Improve production flow and reduce costs.
                            equipment.


The Company believes the capital expenditures program will improve its ability to retain its existing customers and attract new customers by enabling it to provide a wider range of high quality products, ensure timely delivery of its products and increase production flexibility.


Environmental Compliance

The Company is subject to demanding federal, state and local environmental laws and regulations (the "Environmental Laws"), including those governing discharges of pollutants into the air and water, the generation, handling and disposal of solid and hazardous substances and the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices. Additionally, the Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. The Company did not make during fiscal year 1996, and does not expect to make during fiscal year 1997, any expenditures for environmental control facilities, but could incur costs, which may be significant, related to environmental compliance at any time or from time to time in the future.

Bridgeville Facility

The Company has not incurred to date and does not anticipate incurring any remediation costs from environmental conditions at the Bridgeville Facility. The Company does not expect that any remediation that may be required at the Bridgeville Facility will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company operates production and processing equipment, which it owns, on real property that is leased from Armco. Armco remains contractually obligated for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which stem from any operations or activities at the leased Bridgeville Facility prior to August 15, 1994. In addition, Armco has agreed to indemnify the Company against any liability arising as a result of any of those matters with respect to the Bridgeville Facility to the extent of $6.0 million in the aggregate until 2004 and has further agreed (subject to the indemnity limits) to pay up to $250,000 for each 30-day period and up to $1.0 million in reimbursement for certain non-recoverable operating costs should the Company's business be interrupted by reason of matters arising under Environmental Laws that stem from occurrences prior to August 15, 1994. Except as required by law or for the protection of public health or the safety of its employees, the Company is contractually prohibited from taking voluntary or discretionary action to accelerate or delay the timing, or increase the cost of, Armco's environmental obligations with respect to the Bridgeville Facility. Prior to entering into the Asset Agreement, Armco and the Company identified certain environmental conditions existing at the Bridgeville Facility, including asbestos in various structures, oils and electrical devices containing PCBs, that Armco or the Company has remediated at Armco's expense. Armco also remains responsible, without cost to the Company, for complying with a 1993 consent decree with the Pennsylvania Department of Environmental Resources pursuant to which it is remediating certain contamination at the universal rolling mill complex. That contamination stemmed from the release of oils affecting soil and water conditions due to inadequate wastewater treatment. The Company believes that Armco is in compliance with that consent decree and such remediation is not expected to adversely impact the Company's use of the facility. Pending the completion of the remediation by Armco, the Company is operating, and thereafter intends to operate, the universal rolling mill in a manner designed to avoid contamination. The Company's Bridgeville Facility includes an overhead and rooftop system (the "bag house") to remove waste gases generated by its melting operations. The bag house facility associated with that system collects oxides and non-metallic residue for reclaiming purposes. An independent reclaiming contractor purchases the oxides and non-metallic residue, removes the residue and converts it into metallic form for sale back to the Company as scrap metal. This reclaiming process enables the Company to dispose of the unwanted residue, while at the same time recovering some raw materials for the manufacture of semi-finished specialty steel.

Titusville Facility

The Company operates its production and processing equipment that was acquired from Armco on real property the Company owns. Armco has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which pertain to environmental conditions existing on or under the Titusville Facility prior to June 2, 1995. In addition, Armco has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation. In connection with the PRP/VAR Agreement, the Company conducted a Phase I and Phase II environmental study (the "Study") of the parcel of real estate acquired by the Company, and the Company believes the amount and terms of Armco's indemnity are sufficient to protect the Company against environmental liabilities arising at the Titusville Facility from environmental conditions existing as of June 2, 1995. The Study revealed asbestos in certain areas adjacent to the Titusville Facility, which Armco has remediated at its expense, and some electrical equipment containing PCBs that the Company is remediating at its expense, which is not material. Additionally, the Study noted that as is typical of the Titusville, Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present at above applicable cleanup standards, reflecting the fact that this area contains natural petroleum deposits and that petroleum refining operations had been conducted nearby. Any contamination of this type on the Company's property flows from outside its boundaries, to the extent it is not indigenous to the underlying ground. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville Facility for the local hydrocarbon contamination or, if it were, the Company believes this action would be part of a large program addressing the entire area. To date, the Company has not been contacted by any environmental governmental authority concerning this matter. Notwithstanding Armco's indemnification obligations, with respect to the Titusville Facility, if the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco except as required by law or for the protection of public health or the safety of its employees, the Company shall bear such accelerated or increased cost. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco with respect to the Titusville Facility as a result of seeking financing or the sale of less than a controlling interest in the voting stock of the Company, such accelerated or increased cost shall be borne equally by Armco and the Company. Armco has agreed to allow the Company to operate the business and the assets at the Titusville Facility under Armco's National Pollution Discharge Elimination System permit pending issuance of a modified permit to the Company. Additionally, certain other processes that were employed by Armco, and certain facilities used by Armco that may have involved or been the site of activities that could have caused environmental pollution at the Titusville Facility, are not employed or used by the Company. There may be other environmental conditions that have not been identified by regulatory authorities but which may later be determined to require remediation.

The Company's exclusive remedies for reimbursement from Armco for losses stemming from pre-closing environmental conditions at each of the Bridgeville Facility and the Titusville Facility are the indemnities agreed to with respect to each of the facilities. There can be no assurance that those indemnities will fully cover all environmental liabilities, especially if the relevant regulatory authorities or others were to proceed solely against the Company with respect to those liabilities at the Bridgeville Facility that arise out of conditions existing prior to the commencement of the Armco Lease on August 15, 1994 (an event the Company believes is unlikely), and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so. See "Risk Factors-- Environmental Issues."

Based on the foregoing and the experience of its senior executives with respect to both Armco's and the Company's facilities and the equipment and processes employed at the Bridgeville Facility, and the results of the Phase I and Phase II environmental study of the Titusville Facility, the Company believes the amount and terms of the Armco indemnities are sufficient to protect the Company against environmental liabilities arising from environmental conditions prior to August 15, 1994, with respect to the Bridgeville Facility, and prior to June 2, 1995, with respect to the Titusville Facility.



ITEM 3.           LEGAL PROCEEDINGS


There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None during the fourth quarter of 1996.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS


Price Range of Common Stock

The Common Stock was accepted for trading on the NASDAQ National Market beginning on August 24, 1995, and from December 14, 1994, the Common Stock had traded on the NASDAQ Small Cap Market. The Common Stock has always traded under the symbol "USAP". The following table sets forth the range of high and low sale prices per share of Common Stock, as reported by the NASDAQ Small Cap Market and the NASDAQ National Market, as the case may be, for the periods indicated below:



                                                                      High         Low
-------------------------------------------------------------------------------------------------------------------


Year 1996

First quarter                                                          $13-3/8     $ 9-1/4
Second quarter                                                         $12-1/4     $ 8-1/2
Third quarter                                                          $10-5/8     $ 8-3/4
Fourth quarter                                                         $ 9-1/4     $ 8
-------------------------------------------------------------------------------------------------------------------


Year 1995

First quarter                                                          $10-1/2     $ 8
Second quarter                                                         $12-7/8     $ 9
Third quarter                                                          $16        $11-1/4
Fourth quarter                                                         $13        $  9
-------------------------------------------------------------------------------------------------------------------

On March 25, 1997, the last sale price of the Company's Common Stock as reported by the NASDAQ National Market was $10 per share. At that date, there were approximately 237 record holders of the Company's Common Stock.


Dividend Policy

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The Company presently intends to retain its earnings, if any, to finance the development of its business. Any future dividend policy will be determined by the Company's Board of Directors, and the payment of any dividend in the future will be based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic and other factors as the Board of Directors may deem relevant at the time. The PNC Agreement contains restrictions on the Company's ability to pay dividends on the Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA


Statement of operations data:

                                                                                         For the Preoperating
                                                                                         and Operating Period
                                                     Year Ended December 31
                                                                                                 Ended
                                                   1996                 1995               December 31, 1994
                                            -------------------  --------------------    ----------------------
Net sales                                            $60,258             $46,992                   $5,743

Income (loss) before extraordinary items               4,793               2,723                  (1,842)
Extraordinary items (2)                                   --                  __                    (634)

Net income (loss)                                      4,793               2,723                  (2,476)
                                            ===================  ====================    ======================

Net income (loss) per share of Common Stock:
Operations                                             $0.76               $0.57                  ($0.84)
Extraordinary items                                       --                  --                  ($0.22)
                                            -------------------                          ----------------------

---------------------------------------------
Net income (loss)                                      $0.76               $0.57                  ($0.84)

                                                   6,270,952
                                            ===================  ====================    ======================
Weighted average number of shares of
    Common Stock outstanding                       6,270,952           4,745,384                2,935,646
                                            ===================  ====================    ======================



Balance sheet data:

                                                                        December 31,
                                                         1996               1995                1994
                                                         ----               ----                ----

Working capital                                        $15,981             $19,283             $6,857
Total assets                                            42,098             32,437              14,757
Long-term debt (2)                                      2,534                462                762
Total stockholders' equity (3)                          30,497             25,591              8,875



---------------------------

1) The Company began operating the Bridgeville Facility on August 15, 1994, and initial shipments of semi-finished specialty steel were made on September 19, 1994. Due to significant differences between the operations conducted by Cyclops and Armco at the Bridgeville Facility and those conducted by the Company, financial data prior to such time is not comparable and therefore is not presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pre-Acquisition Financial Information".
2) During 1994, the Company recorded an extraordinary loss in the early extinguishment of debt in connection with the retirement of the Armco Note, and the 8% Subordinated Note, and the early termination of a bank loan agreement.
3) In 1994, the Company completed an initial public offering of 1,625,000 shares of its Common Stock for net proceeds of $10,748,000. In 1995, the Company completed additional offerings, issuing 1,750,600 shares of its Common Stock for net proceeds of $13,993,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The information called for by this item is set forth on Pages 14 through 18 of the Annual Report to Stockholders for the year ended December 31, 1996, which are incorporated herein by reference.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The information called for by this item is set forth on Pages 19 through 34 of the Annual Report to Stockholders for the year ended December 31, 1996, which are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There were none.

                                    PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 21, 1997, under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference.

The following table sets forth, as of December 31, 1996, certain information with respect to the executive officers of the Company:


NAME (AGE)                         EXECUTIVE OFFICER SINCE                       POSITION

Clarence M. McAninch (61)                   1994               President and Chief Executive Officer
Bradford C. Bowman (47)                     1996               Chief Operating Officer
Daniel J. DeCola, Sr. (44)                  1994               Vice President, Operations
Richard M. Ubinger (37)                     1994               Chief Financial Officer, Principal
                                                               Accounting Officer and Treasurer
Paul A. McGrath (45)                        1997               Secretary and General Counsel



Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission and the NASDAQ National Market System reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports are required, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% of beneficial owners were met except that one report filed by Mr. Ubinger was inadvertently filed late.

With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 11.          EXECUTIVE COMPENSATION


The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this Annual Report on Form 10-K:

1)   Consolidated Financial Statements:
     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on Pages 19 through 34 of the accompanying Annual Report to Stockholders, are incorporated by reference in this Form 10-K Annual Report.

2)   Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3)   Exhibits:

EXHIBIT
NUMBER                                                       DESCRIPTION
2.1* Certificate of Merger, dated July 29, 1994, between Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company.
2.2* Agreement and Plan of Merger, dated July 28, 1994, among Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company.

2.3** Asset and Real Property Purchase Agreement, dated as of June 2, 1995, by and between Armco Inc. and the Company.

3.1*         Amended and Restated Certificate of Incorporation.
3.2*         By-laws of the Company.
4.1*         Specimen Copy of Stock Certificate for shares of Common Stock.

4.2* Form of Representative's Warrant Agreement (including Form of Representative's Warrant Certificate).

10.1* Base Contract for Sale of Natural Gas, dated July 1, 1993, by and between the Company and Columbia Energy Services Corporation.

10.2* Electric Service Contract, dated July 27, 1994, by and between the Company and Duquesne Light Company, with Schedule of Rates.
10.3* Product Supply Agreement, dated August 16, 1994, by and between Air Products and Chemicals, Inc., and the Company.

10.4* Management Stock Disposition Agreement, dated July 28, 1994, by and between the Company and Daniel J. DeCola, Sr.

10.5* Management Stock Disposition Agreement, dated July 28, 1994, by and between the Company and Clarence M. McAninch.

10.6* Non-Management Stock Disposition Agreement, dated July 28, 1994, by and between the Company and Samuel P. Gerace, Sr.

10.7* Securities Purchase Agreement, dated July 29, 1994, by and among the Company and Herbert V. Turk.

10.8* Stockholders Agreement, dated as of August 1, 1994, by and among the Company and its existing stockholders.

10.9*        Lease Agreement, dated August 15, 1994, by and between Armco Inc.
             and the Company.

10.10* Employment Agreement, dated August 15, 1994, by and between the Company and Daniel J. DeCola, Sr.

10.11* Employment Agreement, dated August 15, 1994, by and between the Company and Clarence M. McAninch.

10.12* Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco Inc.
10.13* Loan and Security Agreement, dated August 15, 1994, by and between the Company and Mellon Bank, N.A., as amended by letter agreement, dated October 11, 1994.
10.14* Subordination and Intercreditor Agreement, dated August 15, 1994, by and among Armco Inc., the Company and Mellon Bank, N.A.

10.15* Subordination and Intercreditor Agreement, dated August 15, 1994, by and among Armco Inc., the Company and Herbert V. Turk.

10.16* Subordination and Intercreditor Agreement, dated August 15, 1994, by and among Herbert V. Turk, the Company and Mellon Bank, N.A.

10.17* Open-End Leasehold Mortgage and Security Agreement, dated August 15, 1994, by the Company, in favor of Mellon Bank, N.A.

10.18* Promissory Note, dated August 15, 1994, for the principal sum of $1,850,000.00, by the Company, in favor of Armco Inc.

10.19* Subordinated Note, dated August 15, 1994, for the principal sum of $2,000,000.00, by the Company, in favor of Herbert V. Turk.

10.20* Note, dated August 15, 1994, for the principal sum of $4,500,000.00, by the Company, in favor of Mellon Bank, N.A.

10.21* Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc.

10.22* Junior Security Agreement, dated August 15, 1994, by and between the Company and Herbert V. Turk.

10.23* Surety Agreement, dated August 15, 1994, by Daniel J. DeCola, and Linda D. DeCola, in favor of Mellon Bank, N.A.

10.24* Surety Agreement, dated August 15, 1994, by Clarence M. McAninch and Kay L. McAninch, in favor of Mellon Bank, N.A.

10.25*       1994 Stock Incentive Plan.
10.26*       Employee Stock Plan.
10.27*       Letter Agreement, dated July 15, 1994, by and between the Company and Tradition (North America), Inc.
10.28*       Collective Bargaining Agreement, dated August 24, 1994, by and between the Company and United Steelworkers of America.

10.29* Subscription Agreement, dated October 14, 1994, by and between Edelson Technology Partners III, L.P. and the Company.

10.30* Escrow Letter, dated November 22, 1994, between the Company and PNC Bank, National Association.
10.31* Credit Agreement, dated as of November 18, 1994, between the Company and PNC Bank, National Association, with Exhibits and Schedules.
10.32* Security Agreement and Collateral Assignment, dated as of November 18, 1994, by and between the Company and PNC Bank, National Association.

10.33* Note, dated as of November 18, 1994, by and between the Company and PNC Bank, National Association.

10.34* Landlord's Waiver, dated as of November 18, 1994, by Armco Inc. 10.35* Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of November 18, 1994, by the Company in favor of PNC Bank, National Association. 10.36* Pledge and Security Agreement, dated as of November 18, 1994, between the Company and PNC Bank, National Association. 10.37** First Amendment to Credit Agreement and Waiver, dated as of March 30, 1995, by and between the Company and PNC Bank, National Association. 10.38** Second Amendment to Credit Agreement and Waiver, dated as of May 31, 1995, by and between the Company and PNC Bank, National Association. 10.39** Third Amendment to Credit Agreement and Waiver, dated as of August 25, 1995, by and between the Company and PNC Bank, National Association. 10.40** Fourth Amendment to Credit Agreement and Waiver, dated as of October 3, 1995, by and between the Company and PNC Bank, National Association. 10.41** Fifth Amendment to Credit Agreement and Waiver, dated as of October 9, 1995, by and between the Company and PNC Bank, National Association. 10.42** Collective Bargaining Agreement, dated May 3, 1995, by and between the Company and United Steelworkers of America.

10.43** Promissory note, dated June 2, 1995, by and between the Company and Armco Inc.

10.44** Security Agreement, dated as of June 2, 1995, by and between the Company and Armco Inc.

10.45** Mortgage, dated as of June 2, 1995, by and between the Company and Armco Inc.

10.46** Letter Agreement, dated July 6, 1995, by and between the Company and Commonwealth of Pennsylvania.

10.47** Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania.

10.48** Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of Pennsylvania.

10.49** Security Agreement, dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania.

10.50** Letter Agreement, dated June 30, 1995, by and between the Company and the Commonwealth of Pennsylvania.

10.51** Letter Agreement, dated September 20, 1995, by and between the Company and the Commonwealth of Pennsylvania.

10.52* Underwriting Agreement, dated December 14, 1995, among the Company and Keane Securities Co., Inc., as representatives of the several underwriters.
10.53** Form of Underwriting Agreement among the Company and Oppenheimer & Co., Inc., and Furman Selz Incorporated, as representatives of the several underwriters.
10.54*** First Amendment to Registration Rights Agreement, dated as of July 3, 1995, by and between the Company and Edelson Technology Partners III, L.P.

10.55 Employment Agreement, dated October 8, 1996, by and between the Company and Bradford C. Bowman.

13           Selected pages of the Company's 1996 Annual Report to Shareholders incorporated by reference into Part II of the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1996.
23.1         Consent of Price Waterhouse LLP.
24           Powers of Attorney (included on the signature page hereto).
27           Financial Data Schedule.

---------------------------

* Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-85310).

** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-97896).

*** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-98534).

b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

c)   See Item 14(a)(3) above.
d)   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


                                  By:     /s/ Clarence M. McAninch
                                          ---------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY


Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Clarence M. McAninch and Daniel J. DeCola, Sr., and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities Exchange Commission any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



SIGNATURE                               TITLE                                               DATE

/s/ Clarence M. McAninch                President, Chief Executive Officer                  March 27, 1997
---------------------------------------
Clarence M. McAninch                    and Director
                                                                                            March 27, 1997
/s/ Bradford C. Bowman                  Chief Operating Officer
---------------------------------------
Bradford C. Bowman                      and Director

/s/ Daniel J. DeCola, Sr.               Vice President, Operations                          March 27, 1997
---------------------------------------
Daniel J. DeCola, Sr.                   Director

/s/ Richard M. Ubinger                  Chief Financial Officer, Principal Accounting       March 27, 1997
---------------------------------------
Richard M. Ubinger                      Officer and Treasurer

/s/ Udi Toledano                        Director                                            March 27, 1997
---------------------------------------
Udi Toledano

/s/ Orit Gadiesh                        Director                                            March 27, 1997
---------------------------------------
Orit Gadiesh

/s/ George F. Keane                     Director                                            March 27, 1997
---------------------------------------
George F. Keane

/s/ D. Leonard Wise                     Director                                            March 27, 1997
---------------------------------------
D. Leonard Wise



                                 Exhibit Index

EXHIBIT
NUMBER                                                       DESCRIPTION


2.1*         Certificate of Merger, dated July 29, 1994, between Universal
             Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company.
2.2*         Agreement and Plan of Merger, dated July 28, 1994, among Universal
             Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company.
2.3**        Asset and Real  Property  Purchase  Agreement,  dated as of June 2,  1995, by and between Armco Inc. and the
             Company.
3.1*         Amended and Restated Certificate of Incorporation.
3.2*         By-laws of the Company.
4.1*         Specimen Copy of Stock Certificate for shares of Common Stock.
4.2*         Form of Representative's Warrant Agreement (including Form of Representative's Warrant Certificate).
10.1*        Base Contract for Sale of Natural Gas,  dated July 1, 1993,  by and between the Company and Columbia  Energy
             Services Corporation.
10.2*        Electric Service Contract, dated July 27, 1994, by and between the
             Company and Duquesne Light Company, with Schedule of Rates.
10.3*        Product Supply Agreement, dated August 16, 1994, by and between Air
             Products and Chemicals, Inc., and the Company.
10.4*        Management  Stock  Disposition  Agreement,  dated July 28, 1994, by and between the Company and Daniel J. DeCola, Sr.
10.5*        Management  Stock  Disposition  Agreement,  dated July 28, 1994, by and between the Company and Clarence M. McAninch.
10.6*        Non-Management  Stock  Disposition  Agreement,  dated July 28,  1994,  by and  between  the
             Company and Samuel P. Gerace, Sr.
10.7*        Securities  Purchase  Agreement,  dated July 29, 1994, by and among the Company and Herbert
             V. Turk.
10.8*        Stockholders  Agreement,  dated as of August 1,  1994,  by and  among the  Company  and its existing stockholders.
10.9*        Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company.
10.10*       Employment   Agreement,   dated   August  15,   1994,   by  and  between  the  Company  and
             Daniel J. DeCola, Sr.
10.11*       Employment  Agreement,  dated August 15,  1994,  by and between the Company and Clarence M.
             McAninch.
10.12*       Asset Purchase Agreement, dated August 15, 1994, by and between the
             Company and Armco Inc., as amended by letter agreement, dated
             October 5, 1994, by and between the Company and Armco Inc.
10.13*       Loan and Security Agreement, dated August 15, 1994, by and between the Company and Mellon Bank, N.A., as amended by letter agreement, dated October 11, 1994.
10.14*       Subordination and Intercreditor Agreement, dated August 15, 1994, by and among Armco Inc., the Company and Mellon Bank, N.A.
10.15*       Subordination and Intercreditor Agreement,  dated August 15, 1994, by and among Armco Inc., the Company and Herbert V. Turk.
10.16*       Subordination and Intercreditor  Agreement,  dated August 15, 1994, by and among Herbert V.
             Turk, the Company and Mellon Bank, N.A.
10.17*       Open-End Leasehold Mortgage and Security Agreement, dated August
             15, 1994, by the Company, in favor of Mellon Bank, N.A.
10.18*       Promissory  Note,  dated August 15, 1994,  for the principal sum of  $1,850,000.00,  by the
             Company, in favor of Armco Inc.
10.19*       Subordinated  Note, dated August 15, 1994, for the principal sum of  $2,000,000.00,  by the
             Company, in favor of Herbert V. Turk.
10.20*       Note,  dated August 15, 1994, for the principal sum of  $4,500,000.00,  by the Company,  in favor of Mellon Bank, N.A.
10.21*       Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc.
10.22*       Junior  Security  Agreement,  dated  August  15,  1994,  by and  between  the  Company  and
             Herbert V. Turk.
10.23*       Surety  Agreement,  dated August 15, 1994,  by Daniel J.  DeCola,  and Linda D. DeCola,  in
             favor of Mellon Bank, N.A.
10.24*       Surety  Agreement,  dated August 15, 1994, by Clarence M. McAninch and Kay L. McAninch,  in
             favor of Mellon Bank, N.A.
10.25*       1994 Stock Incentive Plan.
10.26*       Employee Stock Plan.
10.27*       Letter Agreement, dated July 15, 1994, by and between the Company and Tradition (North America), Inc.
10.28*       Collective Bargaining Agreement, dated August 24, 1994, by and between the Company and United Steelworkers of America.
10.29*       Subscription Agreement,  dated October 14, 1994, by and between Edelson Technology Partners
             III, L.P. and the Company.
10.30*       Escrow Letter, dated November 22, 1994, between the Company and PNC
             Bank, National Association.
10.31*       Credit Agreement, dated as of November 18, 1994, between the
             Company and PNC Bank, National Association, with Exhibits and
             Schedules.
10.32*       Security Agreement and Collateral Assignment, dated as of November
             18, 1994, by and between the Company and PNC Bank, National
             Association.
10.33*       Note,  dated as of November  18,  1994,  by and between the Company and PNC Bank,  National
             Association.
10.34*       Landlord's Waiver, dated as of November 18, 1994, by Armco Inc.
10.35*       Open-End Leasehold Mortgage, Collateral Assignment and Security
             Agreement dated as of November 18, 1994, by the Company in favor of
             PNC Bank, National Association.
10.36*       Pledge and Security Agreement, dated as of November 18, 1994, between the Company and PNC Bank, National Association.
10.37**      First Amendment to Credit Agreement and Waiver, dated as of March
             30, 1995, by and between the Company and PNC Bank, National
             Association.
10.38**      Second Amendment to Credit Agreement and Waiver, dated as of May
             31, 1995, by and between the Company and PNC Bank, National
             Association.
10.39**      Third Amendment to Credit Agreement and Waiver, dated as of August
             25, 1995, by and between the Company and PNC Bank, National
             Association.
10.40**      Fourth Amendment to Credit Agreement and Waiver, dated as of
             October 3, 1995, by and between the Company and PNC Bank, National
             Association.
10.41**      Fifth Amendment to Credit Agreement and Waiver, dated as of October
             9, 1995, by and between the Company and PNC Bank, National
             Association.
10.42**      Collective Bargaining  Agreement,  dated May 3, 1995, by and between the Company and United
             Steelworkers of America.
10.43**      Promissory note, dated June 2, 1995, by and between the Company and Armco Inc.
10.44**      Security Agreement, dated as of June 2, 1995, by and between the Company and Armco Inc.
10.45**      Mortgage, dated as of June 2, 1995, by and between the Company and Armco Inc.
10.46**      Letter  Agreement,  dated  July 6,  1995,  by and between the Company and  Commonwealth  of
             Pennsylvania.
10.47**      Loan  Agreement,  dated  October 3,  1995, by and between the Company and  Commonwealth  of
             Pennsylvania.
10.48**      Note, dated October 3,  1995, for the principal sum of $500,000,  by the Company,  in favor of the Commonwealth of Pennsylvania.







10.49**      Security   Agreement,   dated  October 3,   1995,  by  and  between  the  Company  and  the
             Commonwealth of Pennsylvania.
10.50**      Letter Agreement,  dated June 30,  1995, by and between the Company and the Commonwealth of
             Pennsylvania.
10.51**      Letter  Agreement,   dated  September 20,   1995,  by  and  between  the  Company  and  the
             Commonwealth of Pennsylvania.
10.52*       Underwriting Agreement, dated December 14, 1995, among the Company and Keane Securities Co., Inc., as representatives of the several underwriters.
10.53**      Form of Underwriting Agreement among the Company and Oppenheimer &
             Co., Inc., and Furman Selz Incorporated, as representatives of the several underwriters.
10.54***     First Amendment to Registration Rights Agreement, dated as of July
             3, 1995, by and between the Company and Edelson Technology Partners
             III, L.P.
10.55        Employment  Agreement,  dated  October 8, 1996,  by and between the Company and Bradford C.
             Bowman.
13.1         Selected pages of the Company's 1996 Annual Report to Shareholders incorporated by reference into Part II of the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1996.
23.1         Consent of Price Waterhouse LLP.
24           Powers of Attorney (included on the signature page hereto).
27           Financial Data Schedule



---------------------------

* Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-85310).

** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-97896).

*** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-98534).

b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.
c)   See Item 14(a)(3) above.
d)   None.