Form 10-K/A
period 1996-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1997-04-09
CIK 931584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-K/A

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

                                     Yes / /     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1997, based on the closing price of these shares of $9 7/8 on that date, was $54,149,602. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of April 4, 1997, there were 6,283,734 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, and definitive Restated Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 1997, are incorporated by reference into Parts II and III of this Form 10-K/A.


                                TABLE OF CONTENTS

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

The Company's exclusive remedies for reimbursement from Armco for losses stemming from pre-closing environmental conditions at each of the Bridgeville Facility and the Titusville Facility are the indemnities agreed to with respect to each of the facilities. There can be no assurance that those indemnities will fully cover all environmental liabilities, especially if the relevant regulatory authorities or others were to proceed solely against the Company with respect to those liabilities at the Bridgeville Facility that arise out of conditions existing prior to the commencement of the Armco Lease on August 15, 1994 (an event the Company believes is unlikely), and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so. See "Risk Factors--Environmental Issues."

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

                                        High         Low
-----------------------------------------------------------------------------


Year 1996

First quarter                            $13-3/8     $ 9-1/4
Second quarter                           $12-1/4     $ 8-1/2
Third quarter                            $10-5/8     $ 8-3/4
Fourth quarter                           $ 9-1/4     $ 8
-----------------------------------------------------------------------------


Year 1995

First quarter                            $10-1/2     $ 8
Second quarter                           $12-7/8     $ 9
Third quarter                            $16         $11-1/4
Fourth quarter                           $13         $  9
-----------------------------------------------------------------------------

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

ITEM 6.           SELECTED FINANCIAL DATA


Statement of operations data:

                                                                                         For the Preoperating
                                                                                         and Operating Period
                                                     Year Ended December 31
                                                                                                 Ended
                                                   1996                 1995               December 31, 1994
                                            -------------------  --------------------    ----------------------
Net sales                                            $60,258             $46,992                   $5,743

Income (loss) before extraordinary items               4,793               2,723                  (1,842)
Extraordinary items (2)                                   --                  __                    (634)

Net income (loss)                                      4,793               2,723                  (2,476)
                                            ===================  ====================    ======================

Net income (loss) per share of Common Stock:
Operations                                             $0.76               $0.57                  ($0.84)
Extraordinary items                                       --                  --                  ($0.22)
Net income (loss)                                      $0.76               $0.57                  ($0.84)
                                            ===================  ====================    ======================

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

                                    PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information concerning the directors of the Company is set forth in the Restated Proxy Statement (the "Restated Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 21, 1997, under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference.

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

With the exception of the information specifically incorporated herein by reference, the Company's Restated Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 11.          EXECUTIVE COMPENSATION


The information concerning executive compensation is set forth in the Restated Proxy Statement under the heading "Executive Compensation," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Restated Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information concerning security ownership of certain beneficial owners and management is set forth in the Restated Proxy Statement under the heading
"Security Ownership of Certain Beneficial Owners and Management," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Restated Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information concerning certain relationships and related transactions is set forth in the Restated Proxy Statement under the heading "Certain Transactions," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Restated Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K


The following documents are filed as part of this Annual Report on Form 10-K/A:

1)   Consolidated Financial Statements:
     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on Pages 19 through 34 of the accompanying Annual Report to Stockholders, are incorporated by reference in this Form 10-K/A Annual Report.

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

10.47**      Loan  Agreement,  dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania.
10.48**      Note, dated October 3, 1995, for the principal sum of $500,000,  by the Company, in favor of the Commonwealth of Pennsylvania.
10.49**      Security  Agreement,  dated  October 3, 1995,  by and  between  the
             Company and the Commonwealth of Pennsylvania.
10.50**      Letter  Agreement,  dated June 30, 1995, by and between the Company and the Commonwealth of Pennsylvania.
10.51**      Letter  Agreement,  dated  September  20, 1995,  by and between the
             Company and the Commonwealth of Pennsylvania.
10.52*       Underwriting Agreement,  dated December 14, 1995, among the Company and Keane Securities Co., Inc., as  representatives  of the several underwriters.
10.53**      Form of Underwriting  Agreement among the Company and Oppenheimer &
             Co., Inc., and Furman Selz Incorporated,  as representatives of the several underwriters.
10.54***     First Amendment to Registration Rights Agreement,  dated as of July
             3, 1995, by and between the Company and Edelson Technology Partners
             III, L.P.
10.55****    Employment  Agreement,  dated  October 8, 1996,  by and between the
             Company and Bradford C. Bowman.
10.56        Employment  Agreement,  dated  January 4, 1995,  by and between the
             Company and Richard M. Ubinger.
13.1****     Selected pages of the Company's 1996 Annual Report to  Shareholders incorporated  by  reference  into Part II of the  Company's  Annual
             Report on Form 10-K/A for the fiscal year ended December 31, 1996.
23.1****     Consent of Price Waterhouse LLP.
24****       Powers of Attorney (included on the signature page hereto).
27****       Financial Data Schedule.

* Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-85310).
** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-97896).
*** Incorporated  herein by reference to the exhibits  filed with the  Company's
    Registration Statement on Form S-1 (Registration No. 33-98534). ****Previously filed.
b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.
c)  See Item 14(a)(3) above.
d)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 1997.

                                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


                                  By:     /s/ Clarence M. McAninch
                                          -------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                               DATE


/s/ Clarence M. McAninch                President, Chief Executive Officer                  April 9, 1997
---------------------------------------
Clarence M. McAninch                    and Director
                                                                                            April 9, 1997
           *                            Chief Operating Officer
---------------------------------------
Bradford C. Bowman                      and Director

           *                            Vice President, Operations                          April 9, 1997
---------------------------------------
Daniel J. DeCola, Sr.                   Director

           *                            Chief Financial Officer, Principal Accounting       April 9, 1997
---------------------------------------
Richard M. Ubinger                      Officer and Treasurer

           *                            Director                                            April 9, 1997
---------------------------------------
Udi Toledano

           *                            Director                                            April 9, 1997
---------------------------------------
Orit Gadiesh

           *                            Director                                            April 9, 1997
---------------------------------------
George F. Keane

           *                            Director                                            April 9, 1997
---------------------------------------
D. Leonard Wise

*/s/ Clarence M. McAninch                                                                   April 9, 1997
---------------------------------------

Clarence M. McAninch

Attorney-in-fact

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

10.40**      Fourth  Amendment  to  Credit  Agreement  and  Waiver,  dated as of
             October 3, 1995, by and between the Company and PNC Bank,  National
             Association.
10.41**      Fifth Amendment to Credit Agreement and Waiver, dated as of October
             9,  1995,  by and  between  the  Company  and  PNC  Bank,  National
             Association.
10.42**      Collective Bargaining Agreement,  dated May 3, 1995, by and between the Company and United Steelworkers of America.
10.43**      Promissory note, dated June 2, 1995, by and between the Company and
             Armco Inc.
10.44**      Security  Agreement,  dated as of June 2, 1995,  by and between the
             Company and Armco Inc.
10.45**      Mortgage,  dated as of June 2, 1995, by and between the Company and
             Armco Inc.
10.46**      Letter  Agreement,  dated July 6, 1995,  by and between the Company and Commonwealth of Pennsylvania.
10.47**      Loan  Agreement,  dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania.
10.48**      Note, dated October 3, 1995, for the principal sum of $500,000,  by the Company, in favor of the Commonwealth of Pennsylvania.
10.49**      Security  Agreement,  dated  October 3, 1995,  by and  between  the
             Company and the Commonwealth of Pennsylvania.
10.50**      Letter  Agreement,  dated June 30, 1995, by and between the Company and the Commonwealth of Pennsylvania.
10.51**      Letter  Agreement,  dated  September  20, 1995,  by and between the
             Company and the Commonwealth of Pennsylvania.
10.52*       Underwriting Agreement,  dated December 14, 1995, among the Company and Keane Securities Co., Inc., as  representatives  of the several underwriters.
10.53**      Form of Underwriting  Agreement among the Company and Oppenheimer &
             Co., Inc., and Furman Selz Incorporated,  as representatives of the several underwriters.
10.54***     First Amendment to Registration Rights Agreement,  dated as of July
             3, 1995, by and between the Company and Edelson Technology Partners
             III, L.P.
10.55****    Employment  Agreement,  dated  October 8, 1996,  by and between the
             Company and Bradford C. Bowman.
10.56        Employment  Agreement,  dated  January 4, 1995,  by and between the
             Company and Richard M. Ubinger.
13.1****     Selected pages of the Company's 1996 Annual Report to  Shareholders incorporated  by  reference  into Part II of the  Company's  Annual
             Report on Form 10-K/A for the fiscal year ended December 31, 1996.
23.1****     Consent of Price Waterhouse LLP.
24****       Powers of Attorney (included on the signature page hereto).
27****       Financial Data Schedule.

---------------------------

* Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-85310).
** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-97896).

*** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-98534).
**** Previously filed.
b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.
c)   See Item 14(a)(3) above.
d)   None.