Form 10-Q
period 1997-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1997-05-13
CIK 931584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                         Commission File Number 0-25032


                      ------------------------------------


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


                      Yes   /X/                    No   / /

            As of March 31, 1997, there were 6,283,734 shares of the Registrant's Common Stock, $.001 par value, outstanding.


600602.1

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



         INDEX                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

 Item 1. Consolidated Condensed Statement of Operations                 1

         Consolidated Condensed Balance Sheets                          2

         Consolidated Condensed Statements of Cash Flows                3

         Notes to Consolidated Condensed Financial Statements           4

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            5

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                              7

 Item 2. Changes in Securities                                          7

 Item 3. Defaults upon Senior Securities                                7

 Item 4. Submission of Matters to a Vote of Securityholders             7

 Item 5. Other Information                                              7

 Item 6. Exhibits and Reports on Form 8-K                               7

SIGNATURES                                                              8



                                       ii
600602.1

Part I.      Financial Information

Item 1.      Financial Statements.




                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, except per share information)
                                   (Unaudited)


                                                                                               For the
                                                                                       Three-month period ended
                                                                                               March 31,
                                                                                       1997               1996
                                                                                       ----               ----

Net sales                                                                         $        18,771     $       12,609
Cost of products sold                                                                      15,059             10,644
                                                                                  ---------------    ---------------
Gross profit                                                                                3,712              1,965
Selling and administrative expenses                                                         1,141              1,003
                                                                                  ---------------    ---------------
Operating income                                                                            2,571                962
Interest and other income                                                                      41                105
Interest and other financing costs                                                            (55)               (24)
                                                                                  ---------------    ---------------
Income before taxes                                                                         2,557              1,043
Income taxes                                                                                  946                396
                                                                                  ---------------    ---------------
Net income                                                                        $         1,611    $           647
                                                                                  ===============    ===============
Net income per share of Common Stock                                              $          0.26    $          0.10
                                                                                  ===============    ===============
   Weighted average number of shares of Common Stock outstanding                        6,283,734          6,270,000
                                                                                  ===============    ===============


The accompanying notes are an integral part of these financial statements.


                                       1
600602.1

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     March 31,        December 31,
                                                                                       1997               1996
                                                                                       ----               ----
ASSETS                                                                              (Unaudited)
Current assets
   Cash and cash equivalents                                                      $         1,537    $         4,219
   Accounts receivable (less allowance for doubtful accounts of $253 and $238)             13,915              9,409
   Inventory (Note 2)                                                                      12,765              9,784
   Prepaid Expenses                                                                           584                629
                                                                                  ---------------    ---------------
      Total current assets                                                                 28,801             24,041
                                                                                  ---------------    ---------------
Property, plant and equipment                                                              20,021             18,545
Accumulated depreciation                                                                    (939)              (735)
                                                                                  ---------------    ---------------
   Net property, plant and equipment                                                       19,082             17,810
                                                                                  ---------------    ---------------
Other assets                                                                                  239                247
                                                                                  ---------------    ---------------
      Total assets                                                                $        48,122    $        42,098
                                                                                  ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                                                         $         8,072    $         5,415
   Bank overdrafts                                                                          1,224                442
   Current portion of long-term debt                                                          264                260
   Accrued employment costs                                                                 1,605              1,403
   Other current liabilities                                                                1,240                540
                                                                                  ---------------    ---------------
      Total current liabilities                                                            12,405              8,060
Long-term debt                                                                              2,466              2,534
Deferred taxes                                                                              1,143              1,007
                                                                                  ---------------    ---------------
      Total liabilities                                                                    16,014             11,601
                                                                                  ---------------    ---------------
Commitments and contingencies (Note 3)                                                         --                 --
Stockholders' equity
   Senior Preferred Stock, par value $.001 per share; liquidation value $100 per
      share; 2,000,000 shares authorized; and 0 shares issued and outstanding                  --                 --
   Common Stock, par value $.001 per share; 10,000,000 shares authorized;
      6,283,734 shares issued and outstanding                                                   6                  6
   Additional paid-in capital                                                              25,451             25,451
   Retained earnings                                                                        6,651              5,040
                                                                                  ---------------    ---------------
      Total stockholder's equity                                                           32,108             30,497
                                                                                  ---------------    ---------------
      Total liabilities and stockholders' equity                                  $        48,122    $        42,098
                                                                                  ===============    ===============

The accompanying notes are an integral part of these financial statements.


                                       2
600602.1

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                  For the
                                                                                         Three-month period ended
                                                                                                 March 31,
                                                                                           1997            1996
                                                                                           ----            ----

Cash flows from preoperating and operating activities:
   Net income                                                                                $1,611             $647
   Adjustments to reconcile to net cash used by operating activities:
      Depreciation and amortization                                                             218              103
      Deferred taxes                                                                            136                -
   Changes in assets and liabilities:
      Accounts receivable, net                                                               (4,506)          (2,086)
      Inventory                                                                              (2,981)          (2,770)
      Accounts payable and bank overdrafts                                                    3,439            2,503
      Other, net                                                                                946               60
                                                                                        ------------    -------------
        Net cash used by operating activities                                                (1,137)          (1,541)
                                                                                        ------------    -------------
Cash flows from investing activities:
   Capital expenditures                                                                      (1,477)          (2,072)
                                                                                        ------------    -------------
        Net cash used by investing activities                                                (1,477)          (2,072)
                                                                                        ------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                       -              400
   Long-term debt repayment                                                                     (64)             (18)
   Deferred financing costs                                                                      (4)             (12)
                                                                                        ------------    -------------
        Net cash provided by financing activities                                               (68)             368
Net decrease in cash                                                                         (2,682)          (3,245)
Cash at beginning of period                                                                   4,219           10,038
                                                                                        ------------    -------------
Cash at end of period                                                                        $1,537           $6,793
                                                                                        ============    =============
Supplemental disclosure of cash flow information:
   Interest paid                                                                                $42               $9
   Income taxes paid                                                                           $737             $313

The accompanying notes are an integral part of these financial statements.



                                       3
600602.1

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) Universal Stainless & Alloy Products, Inc. (the "Company"), was incorporated in 1994 for the principal purpose of acquiring substantially all of the idled equipment and related assets located at the Bridgeville, Pennsylvania, production facility of Armco, Inc. in August 1994.

         The accompanying unaudited, consolidated condensed financial statements as of and for the quarters ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month period ended March 31, 1997 and 1996, and are not necessarily indicative of the results to be expected for the full year.

2)       The major classes of inventory are as follows (dollars in thousands):


                                                   March 31,        December 31,
                                                      1997              1997
                                                      ----              ----

         Raw materials and supplies                   $2,762            $1,715
         Semi-finished steel products                  8,243             6,205
         Operating materials                           1,760             1,864
                                              --------------    --------------
         Total Inventory                             $12,765            $9,784
                                              ==============    ==============





3) The Company has reviewed the status of its environmental contingencies and believes there are no material changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

600602.1

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations.

Results of Operations

THREE-MONTH PERIOD ENDED MARCH 31, 1997 AS COMPARED TO THE SIMILAR PERIOD
IN 1996

The Company had net income of $1,611,000 or $0.26 per share of Common Stock for the three-month period ended March 31, 1997, as compared to net income of $894,000 or $0.10 per share of Common Stock for the three-month period ended March 31, 1996.

Net sales by product line and cost of products sold were as follows (dollars in thousands):


                                                                             For the
                                                                Three-Month Period Ended March 31
                                                          1997                                   1996
                                           ----------------------------------    -------------------------------------
                                               Amount                %                Amount                 %
                                           ---------------    ---------------    ----------------    -----------------

Net sales
   Stainless steel                         $        14,723                78.4%  $          9,471                  75.1%
   Tool steel                                        2,041                10.9%             1,981                  15.7%
   Conversion services                               1,142                 6.1%               733                   5.8%
   Other                                               865                 4.6%               424                   3.4%
                                           ---------------      ---------------  ----------------      -----------------
        Total net sales                    $        18,771               100.0%  $         12,609                 100.0%
                                           ---------------      ---------------  ----------------      -----------------

Cost of products sold
   Raw materials                                     7,683                40.9%             5,287                  41.9%
   Other                                             7,376                39.3%             5,357                  42.5%
                                           ---------------     ---------------   ----------------      -----------------
        Total cost of products sold                 15,059                80.2%            10,644                  84.4%
                                           ---------------      ---------------  ----------------      -----------------
Gross profit                               $         3,712                19.8%  $          1,965                  15.6%
                                           ===============      ===============  ================      =================

The increase in net sales for the three-month period ended March 31, 1997 as compared to the similar period in 1996 reflects increased shipments, primarily within the reroller and forger market segments, partially offset by continued soft pricing of stainless steel products due to imports.

Cost of products sold, as a percent of net sales, was 80.2% and 84.4% for the three-month periods ended March 31, 1997 and 1996, respectively. This improvement is primarily due to improved manufacturing yields and cost savings achieved through capital improvements completed in 1996. First quarter 1996 results were adversely affected by lower than expected manufacturing yields experienced on production of both tool steel and forging billets.

Selling and administrative expenses increased from $1,003,000 in the three-month period ended March 31, 1996 to $1,141,000 in the three-month period ended March 31, 1997. The increase primarily relates to the addition of personnel as a result of the continued growth of the business.

Interest and other income decreased from $105,000 in the three-month period ended March 31, 1996 to $41,000 in the three-month period ended March 31, 1997 due to a decrease in cash available for investing purposes. The available cash is directly related to the sale of 1,700,000 shares of Common Stock in a public offering completed in November 1995. Interest and other financing costs increased from $24,000 in the three-month period ended March 31, 1996 to $55,000 in the same period of 1997 due to increased borrowings under several low-interest government loan programs.


                                       5
600602.1

The effective income tax rate utilized in the three-month periods ended March 31, 1997 and 1996 was 37.0% and 38.0%, respectively. The lower effective income tax rate in the 1997 period reflects a lower effective state tax rate, net of the federal benefit, and is consistent with the ultimate effective income tax rate utilized for the year ended December 31, 1996.

Financial Condition

The Company financed its activities during the first quarter of 1997 through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 3.0:1 at December 31, 1996 to 2.3:1 at March 31, 1997 primarily due to the funding of capital expenditures during the three-month period ended March 31, 1997. The debt to capitalization ratio was 8% at March 31, 1997 and at December 31, 1996. Accounts receivable, net increased by $4.5 million for the three-month period ended March 31, 1997 as compared to an increase of $2.1 million for the three-month period ended March 31, 1996. Inventory increased by $3.0 million for the three-month period ended March 31, 1997 as compared to an increase of $2.8 million for the three-month period ended March 31, 1996. Accounts payable and bank overdrafts increased by $3.4 million for the three-month period ended March 31, 1997 as compared to an increase of $2.5 million for the three-month period ended March 31, 1996. Each of these increases can be primarily attributed to the continued growth of the business. The Company's capital expenditures approximated $1.5 million for the three-month period ended March 31, 1997, which primarily related to the completion of the 1995-96 capital expenditures program. At March 31, 1997, the Company has outstanding purchase commitments in addition to the expenditures incurred to date of approximately $1.9 million. These expenditures are expected to be funded substantially from internally generated funds. In April 1997, the Company executed loan documents in connection with the issuance of a $500,000 loan from the Commonwealth of Pennsylvania's Machinery and Equipment Loan Fund. On May 1, 1997, the Company extended its $6.5 million Working Capital Agreement with PNC Bank to April 2000. In addition, the amendment reduced the annual interest rate charged on the unpaid principal balance from PNC Bank's prime rate plus 0.25% to PNC Bank's prime rate. The annual interest rate may be further reduced based on the Company maintaining certain financial ratios.

1997 Outlook

Increased shipments in the three-month period ended March 31, 1997 are primarily attributed to increased demand from the aerospace sector and new product introductions, which are expected to continue throughout 1997. The cost savings associated with the Company's capital expenditure program has met or exceeded management's expectations to date. In light of these factors, the Company expects 1997 results to be greater than those achieved in 1996.


New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share information for periods ending after December 15, 1997. The Company does not believe that the adoption of this statement will materially affect its earnings per share disclosures except for the required presentation of diluted earnings per share.


                                       6
600602.1

Part II.     Other Information

Item 1.      Legal Proceedings.

             There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.


Item 2.      Changes in Securities.

             None.


Item 3.      Defaults upon Senior Securities.

             None.


Item 4.      Submission of Matters to a Vote of Security Holders.

             None.


Item 5.      Other Information.

             Not applicable.


Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  Exhibit No.

                       10.1 First Amendment to Amended and Restated Credit Agreement, dated as of May 1, 1997, by and between the Company and PNC Bank, National Association.

                       10.2 Working Cash, Line of Credit, Investment Sweep Agreement, dated as of May 1, 1997, by and between the Company and PNC Bank, National Association.

                       10.3 Working Cash Trust Agreement, dated as of May 1, 1997, by and between the Company and PNC Bank, National Association.

                       27.1     Financial Data Schedule.

             (b) The following reports on Form 8-K were filed during the first quarter of 1997:

                  None.


                                       7
600602.1

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


Date:      May 13, 1997        /s/ Clarence M. McAninch
                               -----------------------------------------------
                               Clarence M. McAninch