Form 10-Q
period 1997-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1997-08-12
CIK 931584

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                 ---------------

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

                                       OR
                                 ---------------


       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from ______ to ______
                         Commission File Number 0-25032

                                 ---------------

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

                                 Title of Class
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes X         No

As of July 31, 1997, there were 6,287,290 shares of the Registrant's Common Stock issued and outstanding.

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


                 INDEX                                           PAGE NO.

         PART I. FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Statements of Operations    1

                 Condensed Consolidated Balance Sheets              2

                 Condensed Consolidated Statements of Cash Flows    3

                 Notes  to  Condensed   Consolidated   Financial    4
                 Statements

         Item 2. Management's   Discussion   and   Analysis   of
                 Financial Condition and Results of Operations      5

        PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of                 7
                 Securityholders

         Item 6. Exhibits and Reports on Form 8-K                   7

      SIGNATURES                                                    8

Part I.  Financial Information

Item 1.  Financial Statements


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, except per share information)
                                   (Unaudited)



                                  For the Three-Months Ended      For the Six-Months Ended
                                           June 30                      June 30
                                      1997           1996         1997          1996
                                      ----           ----         ----          ----

Net sales                           $20,809        $14,565      $39,580       $27,174
Cost of products sold                16,414         11,687       31,473        22,331
                                     ------         ------       ------        ------
Gross profit                          4,395          2,878        8,107         4,843
Selling and administrative
 expenses                             1,301          1,371        2,442         2,374
                                      -----          -----        -----         -----
Operating income                      3,094          1,507        5,665         2,469
Other income (expenses), net             (2)            23          (16)          104
                                         --             --          ---           ---
Income before taxes                   3,092          1,530        5,649         2,573
Income taxes                          1,145            581        2,091           977
                                      -----            ---        -----           ---
Net Income                          $ 1,947         $  949      $ 3,558       $ 1,596
                                    =======         ======      =======       =======

Net Income per share of Common
 Stock                              $  0.31        $  0.15      $ 0.57        $  0.25
                                    =======        =======      ======        =======

Weighted average number of
 shares of Common Stock
 outstanding                      6,283,773      6,270,000     6,283,754    6,270,000
                                  =========      =========     ========     =========


The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                 June 30, 1997        December 31, 1996
                                               -------------------    -------------------
                                                  (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                   $      571              $   4,219
     Accounts receivable (less allowance for
       doubtful accounts of $268 and $238)           15,037                  9,409

     Inventory (Note 2)                              15,598                  9,784
     Prepaid Expenses                                   638                    629
                                                        ---                    ---
        Total current assets                         31,844                 24,041
                                                     ------                -------
Property, plant and equipment                        21,430                 18,545
Accumulated depreciation                             (1,205)                  (735)
                                                     ------                 ------
     Net property, plant and equipment               20,225                 17,810
                                                     ------                -------

Other assets                                            227                    247
                                                       ----                   ----

        Total assets                                $52,296                $42,098
                                                    =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                        $  8,784               $  5,415
     Bank overdrafts                                  1,381                    442
     Current portion of long-term debt                  328                    260
     Accrued employment costs                         1,653                  1,403
     Other current liabilities                        1,527                    540
                                                     ------                    ---
        Total current liabilities                    13,673                  8,060

Long-term debt                                        3,374                  2,534

Deferred taxes                                        1,168                  1,007
                                                     ------                 ------
        Total liabilities                            18,215                 11,601
                                                     ------                 ------

Commitments and contingencies (Note 5)                   --                     --

Stockholders' equity
     Senior Preferred Stock, par value $.001
       per share; liquidation value $100 per
        share; 2,000,000 shares authorized
        and 0 shares issued and outstanding              --                     --
     Common Stock, par value $.001 per share;
        10,000,000 shares authorized;
        6,287,290 and  6,283,734 shares
        issued and outstanding                            6                      6
     Additional paid-in capital                      25,477                 25,451
     Retained earnings                                8,598                  5,040
                                                      -----                  -----
        Total stockholders' equity                   34,081                 30,497
                                                     ------                 ------
        Total liabilities and stockholders'
            equity                                  $52,296                $42,098
                                                     ======                 ======


The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                    For the Six Months Ended June 30,
                                                          1997             1996
                                                          ----             ----

   Cash flow from operating activities:
      Net income                                          $3,558         $1,596
      Adjustments to reconcile to net
       cash used by operating activities:
          Depreciation and amortization                      498            217
          Deferred taxes                                     161             --
      Changes in assets and liabilities:
          Accounts receivable, net                        (5,628)        (4,717)
          Inventory                                       (5,814)        (3,319)
          Accounts payable and bank overdrafts             4,308          3,293
          Accrued employment costs                           250            375
          Other, net                                         984            159
                                                          ------         ------
             Net cash used by operating activities        (1,683)        (2,396)
                                                          ------         ------
   Cash flow from investing activities:
       Capital expenditures                               (2,887)        (5,105)
                                                          ------         ------
         Net cash used by investing activities            (2,887)        (5,105)
                                                          ------         ------
   Cash flow from financing activities:
         Proceeds from issuance of long-term
          debt                                               500            600
         Proceeds from issuance of Common Stock               26             --
         Net borrowing under revolving line of credit        546             --
         Long-term debt payments                            (138)           (55)
         Deferred financing costs                            (12)           (25)
                                                            ----            ---
             Net cash provided by financing
              activities                                     922            520
                                                          ------         ------
         Net decrease in cash and cash equivalents        (3,648)        (6,981)
         Cash and cash equivalents at beginning
          of period                                        4,219         10,038
                                                          ------         ------
       Cash and cash equivalents at end of period           $571         $3,057
                                                            ====          =====
       Supplemental disclosure of cash flow information:
            Interest paid                                    $94            $32
            Income taxes paid                             $1,749           $938


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

      The accompanying unaudited, condensed consolidated financial statements of operations for the three- and six- month periods ended June 30, 1997 and 1996, balance sheets at June 30, 1997 and December 31, 1996, and statements of cash flows for the six-month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1996. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended June 30, 1997 and 1996, and are not necessarily indicative of the results to be expected for the full year.

2)    The major classes of inventory are as follows (dollars in thousands):

                                         June 30, 1997         December 31, 1996
                                         -------------         -----------------
       Raw materials and
        supplies                              2,929                 1,715
       Semi-finished steel
        products                             10,836                 6,205
       Operating materials                    1,833                 1,864
                                             ------                 -----
       Total inventory                       15,598                 9,784
                                             ======                 =====

3) The Company has reviewed the status of its environmental contingencies and believed there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1996.

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

      Net sales by product line and cost of products sold for the three- and six-month periods ended June 30, 1997 and 1996 were as follows (dollars in thousands):

                               Three-Month Period           Six-Month Period Ended
                                  Ended June 30                  Ended June 30
                               1997          1996            1997          1996
                            -----------   -----------      ----------   -----------

Net sales
   Stainless steel              15,644        11,038          30,367        20,509
   Tool steel                    2,334         2,379           4,375         4,360
   Conversion services           1,148           997           2,290         1,730
   Other                         1,683           151           2,548           575
                                 -----           ---           -----           ---
     Total net sales           $20,809       $14,565         $39,580       $27,174
                               -------       -------         -------       -------
   Cost of products sold
   Raw materials                 8,505         5,693          16,188        10,980
   Other                         7,909         5,994          15,285        11,351
                                 -----         -----          ------        ------

     Total cost of
      products sold             16,414        11,687          31,473        22,331
                                ------        ------          ------        ------
Gross profit                   $ 4,395       $ 2,878         $ 8,107       $ 4,843
                               =======       =======         =======       =======




THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 COMPARED TO THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1996

The increase in net sales for the three- and six-month periods ended June 30, 1997 as compared to the similar periods in 1996 reflects increased shipments to all of the Company's market segments. This increase was partially offset by lower selling prices in the stainless steel area due to foreign imports.

Cost of products sold, as a percentage of net sales, was 78.9% and 80.2% for the three-month periods ended June 30, 1997 and 1996, respectively, and was 79.5% and 82.2% for the six-month periods ended June 30, 1997 and 1996, respectively. The decreases in the cost of products sold as a percentage of net sales are primarily due to an improved sales mix and cost savings achieved through capital improvements completed in 1996.

Selling and administrative expenses of $1,301,000 in the three-month period ended June 30, 1997 decreased from $1,371,000 for the three-month period ended June 30, 1996 primarily due to lower insurance costs. Selling and administrative expenses for the six-month periods ended June 30, 1997 and 1996 were $2,442,000 and $2,374,000, respectively. The increase primarily relates to the addition of personnel as a result of the continued growth of the Company's business, partially offset by lower insurance costs.

Other income (expense), net decreased by $25,000 and $120,000, respectively, for the three- and six-month periods ended June 30, 1997, as compared to the three-and six-month periods ended June 30, 1996. The decrease is primarily related to a decrease in interest income earned on cash available for investment and an increase in interest expense on borrowings. The Company used available cash and the issuance of government loans to fund capital expenditures incurred during 1996 and 1997. In addition, the Company utilized a portion of its $6.5 million revolving line of credit during the three-month period ended June 30, 1997 to fund working capital needs.

The effective income tax rate utilized in the three- and six-month periods ended June 30, 1997 and 1996 was 37.0% and 38.0%, respectively. The lower effective income tax rate in the 1997 period reflects a lower effective state tax rate, net of the federal benefit, and is consistent with the ultimate effective income tax rate utilized for the year ended December 31, 1996.

Financial Condition

The Company has financed its 1997 activities to date primarily through cash flows from operations, borrowings and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 3.0:1 at December 31, 1996 to 2.3:1 at June 30, 1997, primarily due to continued growth of the Company's business and the funding of capital expenditures during 1997.

Accounts receivable, net increased by $5.6 million for the six-month period ended June 30, 1997 as compared to an increase of $4.7 million for the six-month period ended June 30, 1996. Inventory increased by $5.8 million for the six-month period ended June 30, 1997 as compared to an increase of $3.3 million for the six-month period ended June 30, 1996. Accounts payable and bank overdrafts increased by $4.3 million for the six-month period ended June 30, 1997 as compared to an increase of $3.3 million for the six-month period ended June 30, 1996. Each of these increases can be primarily attributed to the continued growth of the business.

The Company's capital expenditures approximated $2.9 million for the six-month period ended June 30, 1997, which primarily related to the completion of the 1995-96 capital expenditures program. At June 30, 1997, the Company has outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.4 million.

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

The Company anticipates that it will be able to fund its 1997 working capital requirements and its capital expenditures primarily from funds generated by operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.


1997 Outlook

Increased shipments in the six-month period ended June 30, 1997 are primarily attributed to increased demand from the aerospace sector and new product
introductions.   The  cost  savings   associated  with  the  Company's   capital
expenditure program has met and, in certain areas, exceeded management's expectations to date. These trends are expected to continue throughout 1997.


New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share information for periods ending after December 15, 1997. The Company does not believe that the adoption of this statement will materially effect its earnings per share disclosures except for the required presentation of diluted earnings per share.

Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 22, 1997, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited purusant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                               Shares Voted       Shares        Shares Not
                                  "For"         "Withheld"         Voted

               B. Bowman        4,297,193          5,000         1,981,541
               D. Dunn          4,297,793          4,400         1,981,541
               G. Keane         4,297,793          4,400         1,981,541
               C. McAninch      4,298,093          4,100         1,981,541
               U. Toledano      4,298,093          4,100         1,981,541
               D. Wise          4,298,093          4,100         1,981,541


The appointment of Price Waterhouse LLP as independent auditor was approved by the following vote:

    Shares Voted       Shares Voted       Shares          Shares
       "For"            "Against"      "Abstaining"      Not Voted

     4,296,193            3,300            2,700         1,981,541



Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            27.1 Financial Data Schedule

      b.    Reports on Form 8-K

            The following reports on Form 8-K were filed during the second quarter of 1997:

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNIVERSAL STAINLESS & ALLOY PRODUCTS,
                                          INC.


      Date: August 12, 1997               /s/ Clarence M. McAninch
            ------------------            --------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer



      Date: August 12, 1997               /s/ Richard M. Ubinger
            ------------------            --------------------------------------
                                          Richard M. Ubinger
                                          Chief Financial Officer,
                                          Principal Accounting Officer and
                                          Treasurer