Form 10-Q
period 1997-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1997-11-14
CIK 931584

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                 ---------------

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997

                                       OR
                                 ---------------


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from        to
                                                 -----    -----

                         Commission File Number 0-25032

                                 ---------------

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                                25-1724540
 (State or other jurisdiction                                    (IRS Employer
              of                                             Identification No.)
incorporation or organization)


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


                               Yes  X             No
                                   ----               ----
     As of October 31, 1997, there were 6,287,290 shares of the Registrant's Common Stock issued and outstanding.

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



                INDEX                                            PAGE NO.

  PART I.       FINANCIAL INFORMATION

  Item 1.       Consolidated Condensed Statements of Operations     3

                Consolidated Condensed Balance Sheets               4

                Consolidated Condensed Statements of Cash Flows     5

                Notes to the Consolidated Condensed Financial       6
                Statements

  Item 2.       Management's Discussion and Analysis of             7
                Financial Condition and Results of Operations

  PART II       OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                    9

  SIGNATURES                                                        10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, except per share information)
                                   (Unaudited)



                                     For the Three-Months Ended   For the Nine-Months Ended

                                           September 30                         September 30
                                     1997                1996               1997           1996
                                     ----                ----              ----            ----


Net sales                        $    22,081      $    16,708          $    61,661      $    43,882
Cost of products sold                 17,539           13,005               49,012           35,336
                                 -----------      -----------          -----------      -----------
Gross profit                           4,542            3,703               12,649            8,546
Selling and administrative
expenses                               1,223            1,184                3,665            3,558
                                 -----------      -----------          -----------      -----------
Operating income                       3,319            2,519                8,984            4,988
Other income (expenses), net             (61)             (15)                 (77)              89
                                 -----------      -----------          -----------      -----------
Income before taxes                    3,258            2,504                8,907            5,077
Income taxes                           1,205              952                3,296            1,929
                                 -----------      -----------          -----------      -----------

Net Income                       $     2,053      $     1,552          $     5,611      $     3,148

                                 ===========      ===========          ===========      ===========


Earnings per share (Note 2)
    Primary                      $      0.33      $      0.25          $      0.89      $      0.50

                                 ===========      ===========          ===========      ===========
    Fully diluted
                                 $      0.31      $      0.25          $      0.87      $      0.50
                                 ===========      ===========          ===========      ===========




The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                    September 30, 1997   December 31, 1996
                                                        (Unaudited)
ASSETS
Current Assets
      Cash and cash equivalents                             $   471      $ 4,219
      Accounts receivable (less                              15,621        9,409
         allowance for doubtful accounts
         of $283 and $238)
      Inventory (Note 3)                                     15,173        9,784
      Prepaid Expenses                                          654          629
                                                            -------      -------
         Total current assets                                31,919       24,041
Property, plant and equipment, net (Note 4)                  21,989       17,810
Other assets                                                    288          247
                                                            -------      -------

         Total assets                                       $54,196      $42,098


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Trade accounts payable                                $ 8,670      $ 5,415
      Bank overdrafts                                           605          442
      Current portion of long-term debt                         333          260
      Accrued employment costs                                1,683        1,403
      Other current liabilities                               1,188          540
                                                            -------      -------
         Total current liabilities                           12,479        8,060
Long-term debt                                                4,334        2,534
Deferred taxes                                                1,249        1,007
                                                            -------      -------
         Total liabilities                                   18,062       11,601
                                                            -------      -------

Commitments and contingencies (Note 5)                         --           --

Stockholders' equity
      Senior Preferred Stock, par value                        --           --
         $.001 per share; liquidation
         value $100 per share; 2,000,000
         shares authorized and 0 shares
         issued and outstanding
      Common Stock, par value $.001 per                           6            6
         share; 10,000,000 shares
         authorized; 6,287,290 and
         6,283,734 shares issued and
         outstanding
      Additional paid-in capital                             25,477       25,451
      Retained earnings                                      10,651        5,040
                                                            -------      -------
         Total stockholders' equity                          36,134       30,497
                                                            -------      -------

Total liabilities and stockholders'
equity                                                      $54,196      $42,098
                                                            =======      =======

The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                       For the Nine-Months Ended
                                                              September 30
                                                            1997       1996
                                                            ----        ----
Cash flow from operating activities:
   Net income                                              $  5,611    $  3,148
   Adjustments to reconcile to net cash used by
   operating activities:operating activities:
      Depreciation and amortization                             786         351
      Deferred taxes                                            242        --
   Changes in assets and liabilities:

      Accounts receivable, net                               (6,212)     (4,937)
      Inventory                                              (5,389)     (3,780)
      Accounts payable and bank overdrafts                    3,418       3,252
      Accrued employment costs                                  280         793
      Other, net                                                557         593
                                                           --------    --------
        Net cash used by operating activities                  (707)       (580)
                                                           --------    --------
Cash flow from investing activities:
   Capital expenditures                                      (4,928)     (8,124)
                                                           --------    --------
        Net cash used by investing activities                (4,928)     (8,124)
                                                           --------    --------
Cash flow from financing activities:
   Proceeds from issuance of long-term debt                     500         600
   Proceeds from issuance of Common Stock                        26        --
   Net borrowing under revolving line of credit               1,585        --
   Long-term debt payments                                     (212)        (90)
   Deferred financing costs                                     (12)        (25)
                                                           --------    --------
        Net cash provided by financing activities             1,887         485
                                                           --------    --------
   Net decrease in cash and cash equivalents                 (3,748)     (8,219)
   Cash and cash equivalents at beginning of period           4,219      10,038
                                                           --------    --------

   Cash and cash equivalents at end of period              $    471    $  1,819
                                                           ========    ========

   Supplemental disclosure of cash flow information:
     Interest paid                                         $    151    $     52
     Income taxes paid                                     $  2,762    $    938


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

      The accompanying unaudited, consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 1997 and 1996, balance sheets at September 30, 1997 and December 31, 1996, and statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1996. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended September 30, 1997 and 1996, and are not necessarily indicative of the results to be expected for the full year.

2) Primary earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding adjusted for the assumed exercise of stock options and warrants and the proceeds used to acquire common stock at period-end market values. The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per share computations are as follows:




                                     For the Three-Months Ended   For the Nine-Months Ended

                                           September 30                         September 30
                                     1997                1996               1997           1996
                                     ----                ----              ----            ----


    Weighted average number of
      shares of Common Stock
      outstanding                  6,287,290        6,270,000            6,284,932        6,270,000


    Assuming exercise of stock
      options and warrants
      reduced by the number of
      shares which could have
      been purchased with the
      proceeds from exercise
      of such  stock options
      and warrants                   237,416           5,914              138,532            12,982
                                 -----------      -----------          -----------      -----------

   Weighted average number
      of shares of Common
      Stock outstanding,
      as adjusted                  6,524,706        6,275,914            6,423,464        6,282,982
                                 ===========      ===========          ===========      ===========


3) The major classes of inventory are as follows (dollars in thousands):


                               SEPTEMBER 30, 1997    DECEMBER 31, 1997

Raw materials and                   $ 3,004           $ 1,715
supplies
Semi-finished steel                  10,281             6,205
products
Operating materials                   1,888             1,864
                                    -------           -------

Total inventory                     $15,173           $ 9,784
                                    =======           =======

4) Property, plant and equipment consists of the following (dollars in thousands):


                            SEPTEMBER 30,  1997     DECEMBER 31, 1996


Land and land improvements         $    715          $    674
Buildings                             1,553             1,248
Machinery and equipment              19,914            12,726
Construction in progress              1,286             3,898
                                   --------          --------
                                     23,468            18,546
Accumulated depreciation             (1,479)             (736)
                                   --------          --------

Property, plant and
equipment, net                     $ 21,989          $ 17,810
                                   ========          ========

5) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1996.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales by product line and cost of products sold for the three-and nine-month periods ended September 30, 1997 and 1996 were as follows (dollars in thousands):



                                     For the Three-Months Ended   For the Nine-MonthsEnded
                                        September 30                   September 30
                                    1997         1996              1997          1996
                                    ----         ----              ----          ----
Net sales
   Stainless steel               $16,140        $13,562         $46,507          $34,071
   Tool steel                      3,051          1,617           7,426            5,977
   Conversion services             1,213            966           3,504            2,696
   Other                           1,677            563           4,224            1,138
                                 -------        -------         -------          -------
      Total net sales            $22,081        $16,708         $61,661          $43,882
                                 -------        -------         -------          -------
Cost of products sold
   Raw materials                   8,925          6,747          25,113           17,727
   Other                           8,614          6,258          23,899           17,609
                                 -------        -------         -------          -------
Total cost of
products sold                     17,539         13,005          49,012           35,336
                                 -------        -------         -------          -------

Gross profit                     $ 4,542        $ 3,703         $12,649          $ 8,546
                                 =======        =======         =======          =======



THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996

The increase in net sales for the three-and nine-month periods ended September 30, 1997 as compared to the similar periods in 1996 reflects increased shipments to all of the Company's market segments. Increased shipments to forgers for the 1997 year-to-date period are a result of the higher demand from the aerospace sector and the introduction of new products. The Company's growing service center customer base generated increased shipments of plate products during the three-month period ended September 30, 1997. This increase was partially offset by lower selling prices in the stainless steel area due to imports.

Cost of products sold, as a percent of net sales, was 79.4% and 77.8% for the three-month periods ended September 30, 1997 and 1996, respectively, and was 79.5% and 80.5% for the nine-month periods ended September 30, 1997 and 1996, respectively. The increase for the three-month period is primarily due to the lower selling prices in the stainless steel area noted above. The decrease for the nine-month period is primarily due to an improved sales mix. Cost savings achieved through completed capital improvements favorably impacted both the three-and nine-month periods ended September 30, 1997 as compared to the similar periods in 1996.

Selling and administrative expenses increased from $1,184,000 and $3,558,000 in the three-and nine-month periods ended September 30, 1996 to $1,223,000 and $3,665,000 in the three-and nine-month periods ended September 30, 1997. The increase primarily related to the addition of personnel as a result of the continued growth of the Company's business, partially offset by lower insurance costs.

Other income (expense), net decreased by $46,000 and $166,000, respectively, for the three- and nine-month periods ended September 30, 1997, as compared to the three-and nine-month periods ended September 30, 1996. The decrease is primarily related to a decrease in interest income earned on cash available for investment and an increase in interest expense due to increased borrowings. The Company used available cash and borrowings under government loans to fund capital expenditures incurred during 1996 and 1997. In addition, the Company utilized a portion of its $6.5 million revolving line of credit during the three and nine-month periods ended September 30, 1997 to fund working capital needs.

The effective income tax rate utilized in the three- and nine-month periods ended September 30, 1997 and 1996 was 37.0% and 38.0%, respectively. The lower effective income tax rate in the 1997 period reflects a lower effective state tax rate, net of the federal benefit, and is consistent with the ultimate effective income tax rate utilized for the year ended December 31, 1996.

FINANCIAL CONDITION

The Company has financed its 1997 activities to date primarily through cash flows from operations, borrowings and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 3.0:1 at December 31, 1996 to 2.6:1 at September 30, 1997, primarily due to continued growth of the Company's business and the funding of capital expenditures during 1997.

Accounts receivable, net increased by $6.2 million for the nine-month period ended September 30, 1997 as compared to an increase of $4.9 million for the nine-month period ended September 30, 1996. Inventory increased by $5.4 million for the nine-month period ended September 30, 1997 as compared to an increase of $3.8 million for the nine-month period ended September 30, 1996. Accounts payable and bank overdrafts increased by $3.4 million for the nine-month period ended September 30, 1997 as compared to an increase of $3.3 million for the nine-month period ended September 30, 1996. Each of these increases can be primarily attributed to the continued growth of the business.

The Company's capital expenditures approximated $4.9 million for the nine-month period ended September 30, 1997, which primarily related to the completion of the 1995-96 capital expenditures program and the installation of the 12-inch bar mill. At September 30, 1997, the Company has outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.4 million.

In October 1997, the Company announced its intent to spend approximately $11 million for the purchase and installation of heat treating and processing equipment to completely finish 2-inch to 6-inch round bar product. The new equipment is scheduled to be operational by the end of the second quarter of 1998. The Company has received commitments for debt financing to fund this project.

In April 1997, the Company executed loan documents in connection with the issuance of a $500,000 loan from the Commonwealth of Pennsylvania's Machinery and Equipment Loan Fund. On May 1, 1997, the Company extended its $6.5 million Working Capital Agreement with PNC Bank ("PNC Line") to April 2000. In addition, the amendment reduced the annual interest rate charged on the unpaid principal balance from PNC Bank's prime rate plus 0.25% to PNC Bank's prime rate. The annual interest rate may be further reduced based on the Company maintaining certain financial ratios. At September 30, 1997, the Company borrowed $1.6 million under its PNC Line.

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

OUTLOOK

The demand for products from the aerospace sector, the introduction of new products and the positive impact of the Company's capital expenditure programs continue to generate improved results of operation. In the 1997 fourth quarter, the Company believes that its operating results should benefit from shipments of semi-finished product from the 12-inch bar mill. The Company believes that the impact of the bar mill, complemented by the addition of the finished round bar products, should generate further growth in 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share information for periods ending after December 15, 1997. The Company does not believe that the adoption of this statement will materially effect its earnings per share disclosures.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

                  27.1  Financial Data Schedule

      b.    Reports on Form 8-K

            The following reports on Form 8-K were filed during the third quarter of 1997:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNIVERSAL STAINLESS & ALLOY
                                                PRODUCTS, INC.

            Date: November 14, 1997             /s/ Clarence M. McAninch
                  ------------------            -------------------------------
                                                Clarence M. McAninch
                                                President and Chief Executive
                                                Officer

            Date: November 14, 1997             /s/ Richard M. Ubinger
                 ------------------            ---------------------------------
                                                Richard M. Ubinger
                                                Chief Financial Officer,
                                                Principal Accounting Officer and
                                                Treasurer