Form 10-K
period 1997-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1998-03-31
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                            -----------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997
                                      OR

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

                                Title of Class
                                --------------
                   Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((s)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1998, based on the closing price of these shares of $14 on that date, was $47,387,354. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 24, 1998, there were 6,304,156 shares of the Registrant's Common Stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997, and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 1998, are incorporated by reference into Parts II and III of this Form 10-K.

                              TABLE OF CONTENTS



PART I

  Item 1.    Business..................................................................   1
  Item 2.    Properties................................................................   8
  Item 3.    Legal Proceedings.........................................................  10
  Item 4.    Submission of Matters to a Vote of Security Holders.......................  11

PART II

  Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..  11
  Item 6.    Selected Financial Data...................................................  11
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................  12
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risks...............  12
  Item 8.    Financial Statements and Supplementary Data...............................  12
  Item 9.    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure....................................................  12

PART III

  Item 10.   Directors and Executive Officers of the Registrant........................  12
  Item 11.   Executive Compensation....................................................  12
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............  13
  Item 13.   Certain Relationships and Related Transactions............................  13

PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  14

                                    PART I

ITEM 1.  BUSINESS

General

Universal Stainless & Alloy Products, Inc. ("the Company"), manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company's products are sold to rerollers, forgers, service centers and original equipment manufacturers. The Company's products are further processed by its customers for use primarily in the heavy equipment manufacturing, power generation and aerospace industries. The Company also provides conversion services on materials supplied by customers that lack certain of the Company's production facilities or that are subject to their own capacity constraints.

The Company's products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. The Company is capable of producing specialty steel products that include both long products (ingots, blooms, billets and bars), which are primarily used by customers to produce bar, rod and wire, and flat rolled products (slabs and plates), which are used by customers to produce fine-gauge plate, sheet and strip products. The Company also produces customized shapes that are cold rolled from purchased coiled strip, flat bar or extruded bar.

The Company was incorporated in 1994 for the principal purpose of acquiring substantially all of the idled equipment and related assets (the "Assets") located at the Bridgeville, Pennsylvania production facility (the "Bridgeville Facility") of Armco, Inc. ("Armco"). In June 1995, the Company acquired the precision rolled products business (the "PRP Business") and five vacuum-arc remelting furnaces and certain ancillary equipment (the "VAR Assets") from the Cytemp division of Armco, located in Titusville, Pennsylvania (the "Titusville Facility").

Industry Overview

The specialty steel industry is a relatively small but distinct segment of the
overall steel industry.   Specialty steels include stainless steels, high speed
and tool steels, electrical steels, high temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.

The Company primarily manufactures stainless steel, tool steel and certain other alloyed steels:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it unique qualities of resistance to rust, corrosion and heat, high strength, good wear characteristics, natural attractiveness and ease of maintenance. Stainless steel is used, among other applications, in the automotive, aircraft and aerospace industries and in the manufacture of food handling, chemical processing, pollution control and medical and health equipment. The large number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

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

Net sales by principal product line were as follows:


Year ended December 31,              1997           1996          1995
                                     ----           ----          ----
Stainless steel                   $60,700,000    $46,903,000    $38,292,000
Tool steel                         10,467,000      8,019,000      4,080,000
Conversion services                 4,834,000      3,804,000      3,272,000
Other                               5,300,000      1,532,000      1,348,000
                                  -----------    -----------    -----------
                                  $81,301,000    $60,258,000    $46,922,000
                                  -----------    -----------    -----------



Raw Materials

Scrap Metal

The Company's major raw material is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased in the open market through a number of scrap brokers and dealers or by direct purchase. The Company purchases approximately 80% of its scrap metal from three principal domestic suppliers. The long-term demand for scrap metal and its importance to the domestic specialty steel industry may be expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity with additions to or replacements of existing integrated specialty steel manufacturing facilities that use iron ore, coke and limestone as their raw materials. The high quality of the Company's products requires use of premium grades of scrap metal, the supply of which is more limited. The Company has not experienced difficulty to date in purchasing adequate scrap metal for its production processes. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future.


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

The cost of raw material is more than 50% of the Company's total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for up to 30 days, which may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices.


Energy Agreements

The production of steel requires the ready availability of substantial amounts of energy. Electricity is the major energy source consumed in the Company's operations. The Company believes that its energy arrangements allow it to compete effectively within its industry. The Company also uses natural gas in certain of its furnaces, and certain industrial and refining gases, including oxygen, nitrogen and argon, in connection with its melting operations. A curtailment or interruption in energy supplies could adversely affect the performance of the Company, as could an increase in energy-related costs.

At the Bridgeville Facility, the Company purchases electricity from Duquesne Light Company ("DLC") pursuant to a five-year supply agreement entered into in July 1994, with one-year renewal options. Under that agreement, the Company has been granted significant reductions in DLC's posted base demand rates, particularly if, as the Company plans, it conducts its principal melting operations in off-peak hours, which for purposes of the DLC agreement are between 6 p.m. and 10 a.m. (16 hours) daily and up to 24 hours a day on weekends. The Company purchases natural gas from Columbia Energy Services Corporation pursuant to a supply agreement which expires July 1999.

At the Titusville Facility, the Company purchases electricity from Pennsylvania Electric Company pursuant to a one-year supply agreement entered into in September 1997, with one-year renewal options. Belden and Blake Corporation supplies all the Company's natural gas requirements at that location pursuant to a one-year supply agreement entered into in June 1997, which is eligible for renewal thereafter.

Air Products and Chemicals, Inc. supplies all the Company's liquid gas for industrial requirements for its melting operations pursuant to a five-year agreement entered into in July 1994, which contains one-year renewal options.

Customers

The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. For the year ended December 31, 1997, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for 44% of the Company's net sales. The Company's five largest customers in the aggregate accounted for approximately 66% of net sales. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The Company's customer base increased from 136 at December 31, 1996 to 167 at December 31, 1997.

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

Backlog

The Company manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less, and consequently does not manufacture for inventory purposes. The Company's backlog of orders on hand as of December 31, 1997, was approximately $20.9 million as compared to $11.1 million at the same time in 1996. The Company does not have any long-term written agreements with any of its customers, and customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Competition

The Company believes itself to be one of approximately 20 domestic manufacturers that produce specialty steel and one of approximately six domestic specialty steel manufacturers that produce special shapes. Of that number of firms that produce specialty steel, the Company believes six companies currently compete within the Company's selected markets, although other specialty steel mills have the capability of producing, and hence competing with, some of or all the Company's specialty steel products.

Major competitors of the Company in the specialty steel market include fully integrated specialty steel producers such as Allegheny-Teledyne, Inc.; Carpenter Technology Corporation; AL Tech Specialty Steel Corporation; Republic Engineered Steels, Inc.; Slater Steels Corporation; and The Timken Company. Although Electralloy, a subsidiary of G.O. Carlson Inc., and First Mississippi Steels, Inc. generally produce only stainless steel ingots, they can also compete with the Company by utilizing outside conversion services. Additionally, there are several smaller electric arc furnace melt shops that also produce specialty steel. The major competitors of the Company in the special shapes market served by the PRP Business include Rathbone Precision Metals, Inc., a subsidiary of Carpenter Technology Corporation; Precision Shapes, Inc.; and J.T. Slocomb Company.

Competition in the Company's markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality while keeping production costs at competitive levels is essential to the Company's ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important in the specialty steel market. The Company believes its universal rolling mill provides it with a competitive advantage as the only domestic mill that can produce both long product and flat rolled product. The Company believes it has the ability to fill customers' orders in a shorter lead time for delivery of those products than a fully-integrated specialty steel mill currently can achieve, which provides it with another competitive advantage.
The short lead time may also enable the Company to avoid maintaining a high level of inventory of raw materials, thereby reducing the Company's cost of production.

The domestic specialty steel industry is frequently affected by general economic conditions. Further, the Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics, that compete with steel in many markets. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factor that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's specialty steel products.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has instituted profit sharing for all of its USWA Employees and has, instituted, equity ownership programs for all of its employees, in an effort to forge an alliance between its employees' interests and those of the Company's stockholders. At December 31, 1997, the Company had 211 employees at the Bridgeville Facility and 59 employees at the Titusville Facility, of whom 166 and 50 were USWA members located in Bridgeville and Titusville, respectively.

In August 1997, the Company and the USWA completed negotiation of a new five-year comprehensive collective bargaining agreement (the "Bridgeville CBA") that recognizes the USWA as the exclusive representative for the Company's hourly Bridgeville employees with respect to the terms and conditions of their employment. The basic structure of the Bridgeville CBA is similar to the original four-year agreement which contained certain wage, benefit and work rule terms which permitted the Company to be competitive in the domestic specialty steel industry.

In connection with the June 1995 acquisition of the PRP Business and the VAR Assets (the "PRP/VAR Agreement"), the Company entered into a five-year collective bargaining agreement with the USWA covering employees at the Titusville Facility (the "Titusville CBA"). The Titusville CBA contains substantially similar terms to those included in the Bridgeville CBA, but each of the agreements is separate and neither agreement is conditioned on the renewal of or compliance with the other agreement.

The Company has profit-sharing plans that cover certain salaried employees and all hourly employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. The Company maintains separate 401(k) retirement plans for its hourly and salary employees. Pursuant to each plan, participants may elect to make pre-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions are not permitted under the plans. In addition, the Company is required to make semi-annual contributions to the plans based on service. The Company also provides life insurance and health coverage for its hourly and salary employees.

Armco Agreement

Armco retained responsibility for any employee benefit obligations existing prior to August 15, 1994 with respect to persons previously employed at the Bridgeville Facility. In addition, Armco agreed to indemnify the Company up to $3.0 million in the aggregate with respect to any such liabilities that may arise prior to August 15, 2004.

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

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive ratably 50% of the savings, if any, of reduced workers' compensation premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers


The following table sets forth, as of December 31, 1997, certain information with respect to the executive officers of the Company:


NAME (AGE)                        EXECUTIVE OFFICER SINCE                         POSITION
Clarence M. McAninch (62)                  1994                 President and Chief Executive Officer
Daniel J. DeCola, Sr. (45)                 1994                 Vice President, Operations
Paul McGrath (46)                          1997                 Director of Employee Relations,
                                                                General Counsel and Secretary
Richard M. Ubinger (38)                    1994                 Chief Financial Officer, Principal
                                                                Accounting Officer and Treasurer

Clarence M. McAninch, 62, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco Inc. from 1992 to 1994.

Daniel J. DeCola, Sr., 45, has been Vice President, Operations, since July 1994 and a Director of the Company from July 1994 to May 1997. Mr. DeCola held management positions at the Armco Stainless and Alloy Products Division, including serving as plant superintendent, from 1992 to 1994.

Paul A. McGrath, 46, has been General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 38, has been Chief Financial Officer and Principal Accounting Officer of the Company since August 1994, and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP since 1990. Mr. Ubinger is a Certified Public Accountant.

Patents and Trademarks

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.

Risk Factors

The Company's business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to the factors discussed below, many of which are not within the Company's control.

Significant Customer and Concentrated Customer Base

For the year ended December 31, 1997, the Company's largest customer, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for approximately 44% of the Company's net sales. The Company's five largest customers in the aggregate accounted for approximately 66% of net sales. An adverse change in, or termination of, the Company's relationship with one or more of its major customers or one or more of its
market segment could have a material adverse effect upon the Company.   See
"Business--Customers."

Reliance on Critical Manufacturing Equipment

The Company's manufacturing processes are dependent upon certain critical pieces of specialty steelmaking equipment, such as the Company's melt shop and universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company's operations would not be substantially curtailed which may have a negative effect on the Company's financial results. See "Properties."

Competition

The Company competes with domestic and foreign sources of specialty steel products. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factor that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's semi-finished products. Additionally, the Company's products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and
foreign enterprises.    Competition in the Company's field is intense and is
expected to continue to be so in the foreseeable future. Also, a number of the Company's competitors are also customers for certain of the Company's products and services. There can be no assurance that the Company will be able to compete successfully in the future. See "Business--Competition."

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations (the "Environmental Laws") governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property and operates equipment previously owned and used in the manufacture of steel products by Armco. In connection with the Company's acquisitions, Armco agreed to retain responsibility for certain liabilities asserted against Armco under the Environmental Laws. Because the indemnification is the Company's exclusive remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. The Armco indemnities do not cover liability with respect to violations of the Environmental Laws or the existence of environmental conditions stemming from any changes, modifications or amendments to the Environmental Laws effective after August 15, 1994, with respect to the Bridgeville Facility, or effective after June 2, 1995, with respect to the Titusville Facility, and there is no assurance that the Company will not incur any such liability. See "Business--Environmental Compliance."

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently account for more than 50% of the Company's total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. In addition, the supply of premium grades of scrap metal used by the Company is more limited than the supply of lower grades of scrap metal. Further, nickel and chrome, key ingredients in certain alloys produced by the Company and significant cost components, are available substantially only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company's results of operations. In addition, significant increases in the price of the Company's principal raw materials could adversely affect the Company's financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

Capital Investment Commitments.

Specialty steel production is a capital intensive industry. The Company has made, and believes it will continue to make, certain capital investments in plant and equipment to be competitive on an ongoing basis and to ensure that it can continue to manufacture quality products to serve new niche-markets. The Company has initiated an $11 million capital investment program to install a round-bar finishing facility in Bridgeville, Pennsylvania. The Company anticipates completion of the scheduled work involved with this program by the end of 1998. There can be no assurance that the Company will complete this program in the anticipated time frame or within current cost estimates, or at all, or, if completed, that the capital investments will deliver the anticipated benefits to the Company. Failure to complete, or a substantial delay in completing, any material part of the capital expenditures program, or the inability of the Company to realize the anticipated benefits therefrom, may have a material adverse effect on the Company's results of operations and competitive position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Properties."

Year 2000

The Company is engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems will be designed to avoid any Year 2000 problems. The Company is also inquiring of its suppliers and others as to their own Year 2000 compliance. There can be no assurance that the Company will successfully avoid any Year 2000 problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resourses."

ITEM 2.  PROPERTIES

The Company leases its Bridgeville Facility from Armco (the "Armco Lease") and owns the Titusville Facility. The Bridgeville Facility is leased pursuant to a long-term lease from Armco for ten years from August 15, 1994, which includes the payment by the Company of real and personal property taxes, water and sewage charges, special assessment and insurance premiums associated therewith, with three five-year options to renew on the same terms at the sole discretion of the Company. The Armco Lease provides the Company with an option to purchase substantially all of the leased premises for $1 any time during the term of the Armco Lease prior to August 15, 2015. The building that houses the electro-slag remelting equipment, which is nearby, but not contiguously located, to the other facilities, is included in the ten-year initial lease term only. The Company anticipates relocating the equipment it owns in that facility in close proximity to the melt shop complex in an existing building prior to the expiration of that initial ten-year term. The Armco Lease is assignable with the written consent of Armco, which consent cannot be unreasonably withheld. The Company is responsible for compliance with all environmental laws related to the property subsequent to August 15, 1994, subject to liabilities Armco retained and indemnification obligations under the asset agreement related to the Bridgeville Facility (the "Asset Agreement").

The Bridgeville Facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville Facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville Facility are processed through its melt shop and universal rolling mill operations.

The Titusville Facility consists approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville Facility contains vacuum-arc remelting and various rolling and finishing equipment.

The Company believes that its facilities and equipment are suitable for its present needs. The Company believes, however, that it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and to enable it to manufacture quality products and provide delivery and other support service assurances to its customers. In this regard, the Company initiated an $11 million capital investment program to install a round-bar finishing facility to complement the bar mill commissioned in 1997. The new facility will include heat treating and processing equipment that will enable the company to produce completely finished 2-inch to 6-inch round-bar product.

Environmental Compliance

The Company is subject to Environmental Laws, including those governing discharges of pollutants into the air and water, the generation, handling and disposal of solid and hazardous substances and the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices. Additionally, the Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. The Company has not made to date and does not anticipate making any significant expenditures for environmental control facilities, but could incur costs, which may be significant, related to environmental compliance at any time or from time to time in the future.

Bridgeville Facility

The Company has not incurred to date and does not anticipate incurring any remediation costs from environmental conditions at the Bridgeville Facility.
The Company does not expect that any remediation that may be required at the Bridgeville Facility will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company operates production and processing equipment, which it owns, on real property that is leased from Armco. Armco remains contractually obligated for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which stem from any operations or activities at the leased Bridgeville Facility prior to August 15, 1994. In addition, Armco has agreed to indemnify the Company against any liability arising as a result of any of those matters with respect to the Bridgeville Facility to the extent of $6.0 million in the aggregate until 2004 and has further agreed (subject to the indemnity limits) to pay up to $250,000 for each 30-day period and up to $1.0 million in reimbursement for certain non-recoverable operating costs should the Company's business be interrupted by reason of matters arising under Environmental Laws that stem from occurrences prior to August 15, 1994. Except as required by law or for the protection of public health or the safety of its employees, the Company is contractually prohibited from taking voluntary or discretionary action to accelerate or delay the timing, or increase the cost of, Armco's environmental obligations with respect to the Bridgeville Facility. Prior to entering into the Asset Agreement, Armco and the Company identified certain environmental conditions existing at the Bridgeville Facility, including asbestos in various structures, oils and electrical devices containing PCBs, that Armco or the Company has remediated at Armco's expense. The Company's Bridgeville Facility includes an overhead and rooftop system (the "bag house") to remove waste gases generated by its melting operations. The bag house facility associated with that system collects oxides and non-metallic residue for reclaiming purposes. An independent reclaiming contractor purchases the oxides and non-metallic residue, removes the residue and converts it into metallic form for sale back to the Company as scrap metal. This reclaiming process enables the Company to dispose of the unwanted residue, while at the same time recovering some raw materials for the manufacture of specialty steel.

Titusville Facility

The Company operates its production and processing equipment that was acquired from Armco on real property the Company owns. Armco has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which pertain to environmental conditions existing on or under the Titusville Facility prior to June 2, 1995. In addition,

Armco has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation. In connection with the PRP/VAR Agreement, the Company conducted a Phase I and Phase II environmental study (the "Study") of the parcel of real estate acquired by the Company, and the Company believes the amount and terms of Armco's indemnity are sufficient to protect the Company against environmental liabilities arising at the Titusville Facility from environmental conditions existing as of June 2, 1995. The Study revealed asbestos in certain areas adjacent to the Titusville Facility, which Armco has remediated at its expense, and some electrical equipment containing PCBs that the Company is remediating at its expense, which is not material. Additionally, the Study noted that as is typical of the Titusville, Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present at above applicable cleanup standards, reflecting the fact that this area contains natural petroleum deposits and that petroleum refining operations had been conducted nearby. Any contamination of this type on the Company's property flows from outside its boundaries, to the extent it is not indigenous to the underlying ground. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville Facility for the local hydrocarbon contamination or, if it were, the Company believes this action would be part of a large program addressing the entire area. To date, the Company has not been contacted by any environmental governmental authority concerning this matter. Notwithstanding Armco's indemnification obligations, with respect to the Titusville Facility, if the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco except as required by law or for the protection of public health or the safety of its employees, the Company shall bear such accelerated or increased cost. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco with respect to the Titusville Facility as a result of seeking financing or the sale of less than a controlling interest in the voting stock of the Company, such accelerated or increased cost shall be borne equally by Armco and the Company. Certain processes that were employed by Armco, and certain facilities used by Armco that may have involved or been the site of activities that could have caused environmental pollution at the Titusville Facility, are not employed or used by the Company. There may be other environmental conditions that have not been identified by regulatory authorities but which may later be determined to require remediation.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

At December 31, 1997, a total of 6,290,823 shares of the Company's Common Stock, par value $.001 per share, were issued and outstanding, and held by approximately 218 holders of record.

Certain holders of Common Stock and the Company are party to a stockholder's agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders, which provides to them two demand registration rights exercisable at any time upon written request for the registration of Restricted Shares of Common Stock having an aggregate net offering price of at least $5,000,000 (the "Registrable Securities").

Price Range of Common Stock

The information called for by this item is set forth on Page 35 of the Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

Preferred Stock

The Company's Certificate of Incorporation provides that the Company may, by vote of its Board of Directors, issue the Preferred Stock in one or more series having the rights, preferences, privileges and restrictions thereon, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

The Company has no outstanding Preferred Stock and has no plans to issue any of the authorized Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 36 of the Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on Pages 15 through 19 of the Annual Report to Stockholders for the year ended December 31, 1997, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on Pages 20 through 34 of the Annual Report to Stockholders for the year ended December 31, 1997, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were none.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 20, 1998, under the heading "Proposal No. -- Election of Directors," which information is incorporated herein by reference.

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

None to report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this Annual Report on Form 10-K:

1)  Consolidated Financial Statements:

    The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on Pages 20 through 34 of the accompanying Annual Report, are incorporated by reference in this Form 10-K Annual Report.

2)  Consolidated Financial Statement Schedules:

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3)  Exhibits:


EXHIBIT
NUMBER                                                 DESCRIPTION                                                         PAGE NO.
------                                                 -----------                                                         --------
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

 4.2*      Form of Representative's Warrant Agreement (including Form of Representative's Warrant Certificate).

10.1*      Base Contract for Sale of Natural Gas, dated July 1, 1993, by and between the Company and Columbia Energy
           Services Corporation.

10.2*      Electric Service Contract, dated July 27, 1994, by and between the Company and Duquesne Light Company, with
           Schedule of Rates.

10.3*      Product Supply Agreement, dated August 16, 1994, by and between Air Products and Chemicals, Inc., and the Company.

10.4*      Stockholders Agreement, dated as of August 1, 1994, by and among the Company and its existing stockholders.

10.5*      Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company.

10.6*      Employment Agreement, dated August 15, 1994, by and between the Company and Daniel J. DeCola, Sr.

10.7*      Employment Agreement, dated August 15, 1994, by and between the Company and Clarence M. McAninch.

10.8*      Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco Inc.

10.9*      Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc.


EXHIBIT
NUMBER                                                 DESCRIPTION                                                         PAGE NO.
------                                                 -----------                                                         --------
10.11*     Letter Agreement, dated July 15, 1994, by and between the Company and Tradition (North America), Inc.

10.12      Amended and Restated Subordination and Standby Agreement, dated as of January 30, 1998, by and between the
           Company and PNC Bank, National Assocation.

10.13      Second Amended and Restated Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank,
           National Association, with Exhibits and Schedules.

10.14      Second Amended and Restated Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association.

10.15      Term Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association.

10.16      Landlord's Waiver, dated as of January 30, 1998, by Armco Inc.

10.17      Second Amended and Restated Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of
           January 30, 1998, by the Company in favor of PNC Bank, National Association.

10.18      Second Amended and Restated Revolving Credit Note, dated as of January 30, 1998, by and between the Company and
           PNC Bank, National Association.

10.19**    Collective Bargaining Agreement, dated May 3, 1995, by and between the Company and United Steelworkers of America.

10.20**    Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania.

10.21**    Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of
           Pennsylvania.

10.22**    Security Agreement, dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania.

10.23*     Underwriting Agreement, dated December 14, 1994, among the Company and Keane Securities Co., Inc., as representatives of the several underwriters.

10.24**    Form of Underwriting Agreement among the Company and Oppenheimer & Co., Inc., and Furman Selz Incorporated, as
           representatives of the several underwriters.

10.25      Employment Agreement dated January 1, 1998 between the Company and Paul McGrath.

10.26      Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger.

10.27      Equipment Purchase Agreement dated as of November 6, 1997 between the Company and Hetran, Inc. for the purchase of certain bar finishing equipment.

10.28      Collective Bargaining Agreement, dated September 1, 1997, by and between the Company and United Steelworkers of
           America.

13.01      Selected pages of the Company's 1997 Annual Report to Shareholders incorporated by reference into Parts II and
           III of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

23.01      Consent of Price Waterhouse, LLP.

24.01      Powers of Attorney (included on the signature page hereto).

27.01      Financial Data Schedule

 * Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-85310).
** Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-97896).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                    UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


                                    BY:          /s/ C. M. McAninch
                                       -----------------------------------------
                                                 Clarence M. McAninch
                                         President and Chief Executive Officer



                               POWER OF ATTORNEY


Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Clarence M. McAninch and Paul A. McGrath, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities Exchange Commission any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                                    TITLE                                   DATE
---------                                                    -----                                   ----
/s/ C. M. McAninch
------------------------------------         President, Chief Executive Officer               March  30, 1998
  Clarence M. McAninch                       and Director

/s/ Richard M. Ubinger
------------------------------------         Chief Financial Officer and Treasurer            March  30, 1998
  Richard M. Ubinger                         (Principal Accounting Officer)

/s/ Douglas M. Dunn
------------------------------------         Director                                         March  26, 1998
  Douglas M. Dunn

/s/ George F. Keane
------------------------------------         Director                                         March  30, 1998
  George F. Keane

/s/ Udi Toledano
------------------------------------         Director                                         March  30, 1998
  Udi Toledano

/s/ D. Leonard Wise
------------------------------------         Director                                         March  30, 1998
  D. Leonard Wise