Form 10-Q
period 1998-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1998-05-15
CIK 931584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------------

                                    FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998

                                       OR


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from ______ to ______
                         Commission File Number 0-25032

                           ---------------------------

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


                                  Yes /X/       No  / /

As  of  April  30,  1998,  there  were  6,311,156   outstanding  shares  of  the
Registrant's Common Stock, $.001 par value.

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



                INDEX                                            PAGE NO.

  PART I.       FINANCIAL INFORMATION

       Item 1.  Financial Statements

                      Consolidated Condensed Statements of          2
                      Operations

                      Consolidated Condensed Balance Sheets         3

                      Consolidated Condensed Statements of Cash     4
                      Flows

                      Notes to the Consolidated Condensed           5
                      Financial Statements

      Item 2.   Management's Discussion and Analysis of             7
                Financial Condition and Results of Operations

  PART II.      OTHER INFORMATION

      Item 1.   Legal Proceedings                                   9

      Item 2.   Changes in Securities and Use of Proceeds           9

      Item 3.   Defaults upon Senior Securities                     9

      Item 4.   Submission of Matters to a Vote of Security         9
                Holders

      Item 5.   Other Information                                   9

      Item 6.   Exhibits and Reports on Form 8-K                    9

  SIGNATURES                                                       10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Information)
                                   (Unaudited)

                                                    For the
                                            Three-month period ended
                                                    March 31,
                                                1998           1997
                                                ----           ----
       Net sales                                $22,349       $18,771
       Cost of products sold                     18,467        15,059
       Selling and administrative
       expenses                                   1,140         1,141
                                              ----------     ---------
       Operating income                           2,742         2,571
       Other income and (expense),
       net                                          133          (14)
                                              ----------     ---------
       Income before taxes                        2,875         2,557
       Income taxes                               1,064           946
                                              ----------     ---------

       Net Income                               $ 1,811        $1,611
                                              ==========     =========

       Earnings per common share
          Basic                                $   0.29      $   0.26
                                              ==========     =========
          Diluted                              $   0.28      $   0.26
                                              ==========     =========

The accompanying notes are an integral part of these financial statements.



                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                             March 31, 1998      December 31, 1997
                                             (Unaudited)
  ASSETS
  Current Assets
        Cash and cash equivalents                $     685             $    177
        Accounts receivable (less
           allowance for doubtful
           accounts
           of $313 and $298)                        16,913               14,503
        Inventory                                   16,246               15,471
        Prepaid Expenses                               987                  894
                                                    ------               ------
           Total current assets                     34,831               31,045
  Property, plant and equipment, net                28,873               24,887
  Other assets                                         252                  219
                                                    ------               ------

           Total assets                            $63,956              $56,151
                                                   =======              =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
        Trade accounts payable                    $  8,838             $  8,001
        Current portion of long-term debt              359                  338
        Accrued employment costs                     1,921                1,704
        Other current liabilities                    1,095                  916
                                                    ------                -----
           Total current liabilities                12,213               10,959
  Long-term debt                                     9,572                5,441
  Deferred taxes                                     2,383                1,983
                                                     -----                -----
           Total liabilities                        24,168               18,383
                                                    ------               ------

  Commitments and contingencies                         --                   --

  Stockholders' equity
        Senior Preferred Stock, par value               --                   --
           $.001 per share; liquidation
           value $100 per share; 2,000,000
           shares authorized and 0 shares
           issued and outstanding
        Common Stock, par value $.001 per                6                    6
           share; 10,000,000 shares
           authorized; 6,311,156 and
           6,290,823 shares issued and
           outstanding
        Additional paid-in capital                  25,725               25,516
        Retained earnings                           14,057               12,246
                                                    ------               ------
           Total stockholders' equity               39,788               37,768
                                                    ------               ------

  Total liabilities and stockholders'equity        $63,956              $56,151
                                                   =======              =======


The accompanying notes are an integral part of these financial statements.


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                       For the
                                                                 Three-month period ended
                                                                         March 31,
                                                                  1998             1997
                                                                  ----             ----

         Cash flow from operating activities:
            Net income                                         $1,811            $1,611
            Adjustments to reconcile to net cash
            and each equivalents provided by
            operating activities:
               Depreciation and amortization                      345               218
               Deferred taxes                                     400               136
            Changes in assets and liabilities:

               Accounts receivable, net                        (2,410)           (4,506)
               Inventory                                         (775)           (2,981)
               Trade accounts payable                             837             3,439
               Other, net                                         330               946
                                                              --------         ---------
                 Net cash provided(used) by operating
                 activities                                       538            (1,137)
                                                              --------         ---------
         Cash flow from investing activities:
            Capital expenditures                               (4,315)           (1,477)
                                                              --------         ---------
                 Net cash used by investing activities         (4,315)           (1,477)
                                                              --------         ---------
         Cash flow from financing activities:
            Proceeds from issuance of long-term debt            4,080               ---
            Net borrowing under revolving line of credit          156               ---
            Long-term debt payments                              (84)               (64)
            Proceeds from issuance of Common Stock                181               ---
            Deferred financing costs                             (48)                (4)
                                                                 ---              -----
                  Net cash provided (used) by financing         4,285               (68)
                  activities
                                                              --------         ---------
            Net increase(decrease) in cash                        508            (2,682)
            Cash and cash equivalents at beginning of
                 period                                           177             4,219
                                                              --------         ---------

            Cash and cash equivalents at end of period           $685            $1,537
                                                              ========         =========

            Supplemental disclosure of cash
             flow information:
              Interest                                           $123               $42
              Income taxes                                        $80              $312


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

      The accompanying unaudited, consolidated condensed financial statements of operations for the three-month periods ended March 31, 1998 and 1997, balance sheets as of March 31, 1998 and December 31, 1997, and statements of cash flows for the three-month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1997. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month periods ended March 31, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.



2) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose information regarding comprehensive income and its components. Comprehensive income is defined as a change in equity resulting from nonowner sources. The Company does not have any material adjustments to net income in order to derive comprehensive income;
       accordingly, comprehensive income has not been presented in the accompanying consolidated condensed financial statements.



3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                          For the Three-Months Ended
                                                   March 31
                                             1998          1997
                                             ----          ----

       Weighted average number of
          shares of Common Stock             6,295,508     6,283,734
          outstanding

       Assuming exercise of stock
          options and warrants reduced
          by the number of shares which
          could have been purchased
          with the proceeds from exercise
          of such stock options
          and warrants                         143,173        28,005
                                             ---------     ---------

       Weighted average number of
          shares of  Common Stock
          outstanding, as adjusted            6,438,681     6,311,739
                                              =========     =========

4) The major classes of inventory are as follows (dollars in thousands):

                                    MARCH 31, 1998            DECEMBER 31, 1997

  Raw materials and                        $3,525                   $2,869
  supplies
  Semi-finished steel                      10,383                   10,569
  products
  Operating materials                       2,338                    2,033
                                    --------------           --------------

  Total inventory                         $16,246                  $15,471
                                    ==============           ==============


5) Property, plant and equipment consists of the following (dollars in thousands):

                                  MARCH 31, 1998             DECEMBER 31, 1997

 Land and land improvements             $    876               $     832
 Buildings                                 1,711                   1,699
 Machinery and equipment                  22,291                  21,418
 Construction in progress                  6,112                   2,726
                                  ---------------           --------------
                                          30,990                  26,675
 Accumulated depreciation                (2,117)                  (1,788)
                                  ---------------           --------------
 Property, plant and
 equipment, net                         $28,873                  $24,887
                                  ===============           ==============


6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      An analysis of the Company's operations is as follows (dollars in thousands):


                                              For the Three-Month Period Ended
                                                      March 31,
                                                 1998         1997
                                                  ----         ----
Net sales
   Stainless steel                                 $15,686       $14,723
   Tool Steel                                        2,984         2,041
   High temperature alloy steel                      1,334           326
   Conversion services                               1,324         1,142
   Other                                             1,021           539
                                                   -------       -------
       Total net sales                             $22,349       $18,771

Cost of products sold
   Raw Materials                                     8,716         7,683
   Other                                             9,751         7,376
                                                   -------       -------
 Total cost of products sold                        18,467        15,059
 Selling and administrative expensive                1,140         1,141
                                                   -------       -------
 Operating income                                  $ 2,742       $ 2,571
                                                   =======       =======


THREE-MONTH  PERIOD  ENDED MARCH 31,  1998 AS COMPARED TO THE SIMILAR  PERIOD IN
1997

The increase in net sales for the three-month period ended March 31, 1998 as compared to the similar period in 1997 reflects increased shipments of stainless steel reroll products, tool steel and high temperature alloy steel, partially offset by continued soft pricing of stainless steel products due to imports.

Cost of products sold, as a percent of net sales, was 82.6% and 80.2% for the three-month periods ended March 31, 1998 and 1997, respectively. This increase is primarily due to the impact of lower pricing for stainless steel products described above and increased energy costs. Selling and administrative expenses remained relatively constant between 1997 and 1998.

Other income (expense), net increased from $(14,000) in the three-month period ended March 31, 1997 to $133,000 in the three-month period ended March 31, 1998 due primarily to a $200,000 government grant related to the Company's expansion of its Bridgeville Operations.

The effective income tax rate utilized in the three-month periods ended March 31, 1998 and 1997 was 37.0%.

FINANCIAL CONDITION

The Company has financed its operating activities during the first quarter of 1998 through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities increased from 2.8:1 at December 31, 1997 to 2.9:1 at March 31, 1998. The percentage of debt to capitalization ratio increased from 13% at December 31, 1997 to 20% at March 31, 1998 primarily due to the funding of capital expenditures from the $15.0 million term loan from PNC Bank during the three-month period ended March 31, 1998.

Accounts receivable, net increased by $2.4 million for the three-month period ended March 31, 1998 as compared to an increase of $4.5 million for the three-month period ended March 31, 1997. Inventory increased by $0.8 million for the three-month period ended March 31, 1998 as compared to an increase of $3.0 million for the three-month period ended March 31, 1997. Trade accounts payable increased by $0.8 million for the three-month period ended March 31, 1998 as compared to an increase of $3.4 million for the three-month period ended March 31, 1997. Each of these increases can be primarily attributed to the continued growth of the business.

The Company's capital expenditures approximated $4.3 million for the three-month period ended March 31, 1998, which primarily related to the construction of a round bar finishing facility located at the Bridgeville Facility. At March 31, 1998, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $4.8 million. These expenditures are expected to be funded substantially from internally generated funds and a $15.0 million term loan from PNC Bank.

The Company anticipates that it will be able to fund its 1998 working capital requirements and its capital expenditures primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.


1998 OUTLOOK

The demand for products from the aerospace sector, the introduction of new products and the positive impact of the Company's capital expenditure programs continue to generate sales growth despite lower selling prices for stainless steel products. Continuing pricing pressure from imports and rising raw material costs are expected to cause 1998 second quarter earnings to be slightly below those of the first quarter. The operation of the bar mill at higher levels and the start-up of the round bar finishing facility are expected to benefit 1998 second half results.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.


     There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.


             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.


             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


             None.


ITEM 5.      OTHER INFORMATION.


             Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

                27.1  Financial Data Schedule

      b.     No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNIVERSAL STAINLESS & ALLOY
                                                PRODUCTS, INC.

            Date: May 14, 1998                  /s/ Clarence M. McAninch
                  ------------------            --------------------------------
                                                Clarence M. McAninch
                                                President and Chief Executive
                                                Officer

            Date: May 14, 1998                  /s/ Richard M. Ubinger
                  ------------------            --------------------------------
                                                Richard M. Ubinger
                                                Chief Financial Officer and
                                                Treasurer
                                                (Principal Accounting Officer)