Form 10-Q
period 1998-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1998-08-12
CIK 931584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------

                                    FORM 10-Q



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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


                                600 Mayer Street
                              Bridgeville, PA 15017
           (Address of principal executive office, including zip code)

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

                           Yes   / X /      No /  /

The number of shares outstanding of the registrant's classes of common stock as of July 31, 1998:

                 Title of Class                  Shares Outstanding
           Common Stock, $1.00 par value              6,315,450

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from the discussions of future performance included herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

                 INDEX                                             PAGE NO.

PART I.          FINANCIAL INFORMATION

    Item 1.      Financial Statements
                     Consolidated Condensed Statements of             2
                     Operations
                     Consolidated Condensed Balance Sheets            3
                     Consolidated Condensed Statements of             4
                     Cash Flows
                     Notes to the Consolidated Condensed              5
                     Financial Statements

    Item 2.      Management's Discussion and Analysis of              7
                 Financial Condition and Results of Operations

PART II.         OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security          9
                 Holders

    Item 6.      Exhibits and Reports on Form 8-K                     9

SIGNATURES                                                            10

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                 (Unaudited)


                              For the Three-Months Ended          For the Six-Months Ended
                                       June 30                             June 30
                               -------------------------          -------------------------
                                 1998           1997                1998            1997
                                 ----           ----                ----            ----
Net sales                    $21,163           $20,809             $43,512         $39,580
Cost of products sold         17,332            16,414              35,799          31,473
Selling and administrative     1,336             1,301               2,476           2,442
  expenses                  ---------        ----------         -----------      ----------
Operating income               2,495             3,094               5,237           5,665
Other income (expenses),        (58)               (2)                  75            (16)
  net                       ---------        ----------         -----------      ----------
Income before taxes            2,437             3,092               5,312           5,649
Income taxes                     902             1,145               1,966           2,091
                            ---------        ----------         -----------      ----------

Net Income                    $1,535            $1,947              $3,346          $3,558
                            =========        ==========         ===========      ==========

Earnings per common share
  Basic                        $0.24             $0.31               $0.53           $0.57
                            =========        ==========         ===========      ==========

  Diluted                      $0.24             $0.31               $0.52           $0.56
                            =========        ==========         ===========      ==========



The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                            June 30, 1998     December 31, 1997
                                                             (Unaudited)
ASSETS
Current assets
       Cash and cash equivalents                                $   178            $   177
       Accounts receivable (less allowance for doubtful
           accounts of $328 and $298)                            16,780             14,503
       Inventory                                                 16,607             15,471
       Prepaid Expenses                                             950                894
                                                                -------            -------
           Total current assets                                  34,515             31,045
Property, plant and equipment, net                               31,376             24,887
Other assets                                                        246                219
                                                                -------            -------

           Total assets                                         $66,137            $56,151
                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Trade accounts payable                                   $ 8,008            $ 8,001
       Current portion of long-term debt                            410                338
       Accrued employment costs                                   1,623              1,704
       Other current liabilities                                    245                916
                                                                -------            -------
           Total current liabilities                             10,286             10,959
Long-term debt                                                   11,962              5,441
Deferred taxes                                                    2,533              1,983
                                                                -------            -------
           Total liabilities                                     24,781             18,383
                                                                -------            -------

Commitments and contingencies                                      --                 --

Stockholders' equity

       Senior Preferred Stock, par value $.001 per share;          --                 --
           liquidation value $100 per share; 2,000,000
           shares authorized and 0 shares issued and
           outstanding
       Common Stock, par value $.001 per share;                       6                  6
           10,000,000 shares authorized; 6,315,450 and
           6,290,823 shares issued and outstanding
       Additional paid-in capital                                25,758             25,516
       Retained earnings                                         15,592             12,246
                                                                 ------             ------
           Total stockholders' equity                            41,356             37,768
                                                                 -------            ------

Total liabilities and stockholders' equity                      $66,137            $56,151
                                                                =======            =======


The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     For the Six-Months Ended
                                                             June 30
                                                     -------------------------
                                                          1998         1997
                                                          ----         ----
Cash flow from operating activities:
   Net Income                                            $ 3,346     $ 3,558
   Adjustments to reconcile to net cash used by
   operating activities:
      Depreciation and amortization                          686         498
      Deferred taxes                                         550         161
   Changes in assets and liabilities:
      Accounts receivable, net                            (2,277)     (5,628)
      Inventory                                           (1,136)     (5,814)
      Accounts payable and bank overdrafts                     7       4,308
      Accrued employment costs                               (81)        250
      Other, net                                            (624)        984
                                                         -------     -------
         Net cash provided by (used in) operating
         activities                                          471      (1,683)
                                                         -------     -------

Cash flow from investing activities:
   Capital expenditures                                   (7,229)     (2,887)
                                                         -------     -------
      Net cash used in investing activities               (7,229)     (2,887)
                                                         -------     -------
Cash Flow from financing activities:
   Borrowings from long-term debt                          6,346         500
   Proceeds from issuance of Common Stock                    215          26
   Net borrowing under revolving line of credit              427         546
   Long-term debt payments                                  (180)       (138)
   Deferred financing costs                                  (49)        (12)
                                                         -------     -------
      Net cash provided by financing activities            6,759         922
                                                         -------     -------
   Net increase (decrease) in cash and cash
   equivalents                                                 1      (3,648)
   Cash and cash equivalents at beginning of
   period                                                    177       4,219
                                                         -------     -------
   Cash and cash equivalents at end of period            $   178     $   571
                                                         =======     =======

Supplemental disclosure of cash flow information:
   Interest paid                                         $   286     $    94
   Income taxes paid                                     $ 1,730     $ 1,749

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

      The accompanying unaudited, consolidated condensed financial statements of operations for the three- and six-month period ended June 30, 1998 and 1997, balance sheets as of June 30, 1998 and December 31, 1997, and statements of cash flows for the six-month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended June 30, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.

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

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                          For the Six-Months Ended     For the Three-Months Ended
                                                   June 30                       June 30
                                              1998         1997           1998             1997
                                              ----         ----           ----             ----
       Weighted average number of
         shares of Common Stock
         outstanding                       6,303,356    6,283,734       6,311,203       6,283,773

       Assuming exercise of
         stock options and warrants
         reduced by the number of
         shares which could have been
         purchased with the proceeds
         from exercise of such
         stock options and warrants          102,355       55,974          61,539          83,904
                                          ----------   ----------      ----------      ----------

       Weighted average number of
         shares of Common Stock
         outstanding, as adjusted          6,405,711    6,339,708       6,372,742       6,367,677
                                          ==========   ==========      ==========      ==========


4)    The major classes of inventory are as follows (dollars in thousands):

                                         JUNE 30, 1998        DECEMBER 31, 1997
       Raw materials and supplies            $ 2,988                $ 2,869
       Semi-finished steel products           11,152                 10,569
       Operating materials                     2,647                  2,033
                                             =======                =======

       Total inventory                       $16,607                $15,471
                                             =======                =======


5) Property, plant and equipment consists of the following (dollars in thousands):

                                         JUNE 30, 1998        DECEMBER 31, 1997
       Land and land improvements            $   869                $   832
       Buildings                               1,711                  1,699
       Machinery and equipment                23,532                 21,418
       Construction in progress                7,701                  2,726
                                             -------                -------
                                              33,813                 26,675
       Accumulated depreciation              (2,437)                (1,788)
                                             -------                -------

       Property, plant and
         equipment, net                      $31,376                $24,887
                                             =======                =======


6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1997.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales by product line and cost of products sold for the three- and six-month periods ended June 30, 1998 and 1997 were as follows (dollars in thousands):

                                Three-Month Period Ended      Six-Month Period Ended
                                          June 30                     June 30
                                   1998           1997           1998         1997
                                 --------      --------        --------     --------
Net sales
   Stainless steel                $16,006       $15,644         $31,692      $30,367
   Tool steel                       1,709         2,334           4,693        4,375
   High temperature alloy steel     1,311           816           2,645        1,142
   Conversion services              1,216         1,148           2,540        2,290
   Other                              921           867           1,942        1,406
                                 ---------     ---------       ---------    ---------
      Total net sales             $21,163       $20,809         $43,512      $39,580
                                 ---------     ---------       ---------    ---------
Cost of products sold
   Raw materials                    8,231         8,505          16,954       16,188
   Other                            9,101         7,909          18,852       15,285
                                 ---------     ---------       ---------    ---------
      Total cost of products
      sold                         17,332        16,414          35,799       31,473
                                 ---------     ---------       ---------    ---------
Selling and administrative
expenses                            1,336         1,301           2,476        2,442
                                 ---------     ---------       ---------    ---------
Operating income                  $ 2,495       $ 3,094         $ 5,237      $ 5,665
                                 =========     =========       =========    =========


THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AS COMPARED TO THE SIMILAR PERIODS IN 1997

The increase in net sales for the three- and six-month periods ended June 30, 1998 as compared to the similar periods in 1997 reflects increased shipments of stainless steel reroll products and bar mill products for the forging and service center market segments. This increase was partially offset by lower selling prices primarily due to lower nickel prices and imports.

Cost of products sold, as a percentage of net sales, was 81.9% and 78.9% for the three-month periods ended June 30, 1998 and 1997, respectively, and was 82.3% and 79.5% for the six -month periods ended June 30, 1998 and 1997, respectively. This increase is primarily due to pricing pressures from imports, lagging raw material cost reductions and increased energy costs. Selling and administrative expenses remained relatively constant between 1997 and 1998.

Other income (expense), net was $(2,000) and $(58,000) for the three-month periods ended June 30, 1997 and 1998, respectively. The decrease is primarily due to interest expense associated with increased borrowings under the Company's revolving line of credit to fund working capital needs. Other income (expense), net was $(16,000) and $75,000 for the six-month periods ended June 30, 1997 and 1998, respectively. The increase is primarily due to a $200,000 government grant related to the Company's expansion of its Bridgeville operations which was partially offset by an increase in interest expense.

The effective income tax rate utilized in the three- and six-month periods ended June 30, 1998 and 1997 was 37.0%.

FINANCIAL CONDITION

The Company has financed its 1998 operating activities to date through cash flows from operations, borrowings and cash on hand at the beginning of the period. The ratio of current assets to current liabilities increased from 2.8:1 at December 31, 1997 to 3.4:1 at June 30, 1998. The percentage of debt to capitalization 13% at December 31, 1997 to 23% at June 30, 1998 primarily due to the funding of capital expenditures from the $15.0 million term loan from PNC Bank during 1998.

Accounts receivable, net increased by $2.3 million for the six-month period ended June 30, 1998 as compared to an increase of $5.6 million for the six-month period ended June 30, 1997. Inventory increased by $1.1 million for the six-month period ended June 30, 1998 as compared to an increase of $5.8 million for the six-month period ended June 30, 1997. Trade accounts payable remained constant for the six-month period ended June 30, 1998 as compared to an increase of $4.3 million for the six-month period ended June 30, 1997. Each of these increases can be primarily attributed to the continued growth of the Company's business.

The Company's capital expenditures approximated $7.2 million for the six-month period ended June 30, 1998, which primarily related to the construction of a round bar finishing facility located at the Bridgeville Facility. At June 30, 1998, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $5.3 million. These expenditures are expected to be funded substantially from internally generated funds and the $15.0 million term loan from PNC Bank.

The Company anticipates that it will continue to fund its 1998 working capital requirements and its capital expenditures primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

1998 OUTLOOK

Pricing pressure from imports is expected to continue to negatively impact the Company's financial results until the impact of filed trade cases takes effect. The 1998 second half results are expected to benefit from increased production at the bar mill, the start-up of the round bar finishing facility and manufacturing cost reduction initiatives.

YEAR 2000

The Company is engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary product of the program, the new systems will be designed to avoid any Year 2000 problems. The Company is also inquiring of its suppliers and others as to their own Year 2000 compliance. There can be no assurance that the Company will successfully avoid any Year 2000 problems.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 20, 1998, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

            All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                            Shares Voted      Shares "Withheld"      Shares Not
                                "For"                                  Voted
             D. Dunn          4,351,987             7,200            1,951,989
             G. Keane         4,352,987             6,200            1,951,989
             C. McAninch      4,316,287            42,900            1,951,989
             U. Toledano      4,352,134             7,053            1,951,989
             D. Wise          4,352,987             6,200            1,951,989


            The appointment of PriceWaterhouseCoopers LLP as independent auditor was approved by the following vote:

            Shares Voted       Shares Voted        Shares           Shares Not
               "For"             "Against"       "Abstaining"          Voted

             4,319,487            39,400             300             1,951,989



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

                  27.1  Financial Data Schedule

      b. The Company filed no reports on Form 8-K for the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      Date: August 11, 1998   /S/ CLARENCE M. MCANNICH
                              -------------------------------------
                              Clarence M. McAnnich
                              President and Chief Executive Officer


      Date: August 11, 1998   /S/ RICHARD M. UBINGER
                              -------------------------------------
                              Richard M. Ubinger
                              Chief Financial Officer and Treasurer
                              (Principal Accounting Officer)