Form 10-Q
period 1998-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1998-11-13
CIK 931584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------

                                    FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30, 1998

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


                           Yes  X      No
                               ---        ---

  The number of shares outstanding of the registrant's classes of common stock as of October 30, 1998:

             Title of Class                              Shares Outstanding
   Common Stock, $0.001 par value                       6,315,450

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ from the discussions of future performance included herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



               INDEX                                                    PAGE NO.

  PART I.      FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Condensed Statements of Operations          2

                  Consolidated Condensed Balance Sheets                    3

                  Consolidated Condensed Statements of Cash Flows          4

                  Notes to the Unaudited Consolidated Condensed
                  Financial Statements                                     5


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7


  PART II.      OTHER INFORMATION

        Item 6. Exhibit and Reports on Form 8-K                            10


SIGNATURES                                                                 11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                   (Unaudited)



                                   For the Three-Months    For the Nine-Months
                                    Ended September 30      Ended September 30
                                   --------------------    -------------------
                                   1998        1997        1998        1997
                                   ----        ----        ----        ----



Net sales                          $ 15,977    $ 22,081    $ 59,489    $ 61,661

Cost of products sold                13,141      17,539      48,940      49,012
Selling and administrative
expenses                              1,149       1,223       3,625       3,665
                                   --------    --------    --------    --------
Operating income                      1,687       3,319       6,924       8,984
Other income (expenses), net           (129)        (61)        (54)        (77)
                                   --------    --------    --------    --------
Income before taxes                   1,558       3,258       6,870       8,907
Income taxes                            576       1,205       2,542       3,296
                                   --------    --------    --------    --------

Net Income                         $    982    $  2,053    $  4,328    $  5,611
                                   ========    ========    ========    ========

Earnings per common share
         Basic                     $   0.16    $   0.33    $   0.69    $   0.89

                                   ========    ========    ========    ========

         Diluted                   $   0.16    $   0.32    $   0.68    $   0.88
                                   ========    ========    ========    ========



The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30, 1998     December 31, 1997
                                                         (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                         $   175                 $   177
      Accounts receivable (less
         allowance for doubtful accounts
         of $343 and $298)                               11,966                   14,503
      Inventory                                          17,009                   15,471
      Prepaid income tax                                  1,410                      674
      Other prepaid expenses                                256                      220
                                                         ------                  -------
         Total current assets                            30,816                   31,045
Property, plant and equipment, net                       34,867                   24,887
Other assets                                                262                      219
                                                         ------                  -------

         Total assets                                   $65,945                 $ 56,151
                                                         ======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Trade accounts payable                            $ 5,756                 $  8,001
      Current portion of long-term debt                     415                      338
      Accrued employment costs                            1,363                    1,704
      Other current liabilities                              95                      916
                                                         ------                 --------
         Total current liabilities                        7,629                   10,959
Long-term debt                                            12,870                   5,441
Deferred taxes                                             3,108                   1,983
                                                         -------                 -------
         Total liabilities                                23,607                  18,383
                                                         -------                 -------

Commitments and contingencies                                 --                      --

Stockholders' equity
      Senior Preferred Stock, par value $.001
         per share; liquidation value $100 per
         share; 2,000,000 shares authorized and
         0 shares issued and outstanding                      --                      --
      Common Stock, par value $.001 per share;
         10,000,000 shares authorized;
         6,315,450 and 6,290,823 shares issued
        and outstanding                                       6                       6
      Additional paid-in capital                         25,758                  25,516
      Retained earnings                                  16,574                  12,246
                                                         ------                  ------
         Total stockholders' equity                      42,338                  37,768
                                                         ------                 -------

Total liabilities and stockholders'
equity                                                  $65,945                 $56,151
                                                         ======                 =======



The accompanying notes are an integral part of these financial statements.



                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                     For the Nine-Months Ended
                                                                           SEPTEMBER 30
                                                                     -------------------------
                                                                         1998       1997

Cash flow from operating activities:
    Net income                                                           $ 4,328    $ 5,611
    Adjustments to reconcile to net cash used by operating activities:
       Depreciation and amortization                                       1,049        786
       Deferred taxes                                                      1,125        242
    Changes in assets and liabilities:
       Accounts receivable, net                                            2,537     (6,212)
       Inventory                                                          (1,538)    (5,389)
       Prepaid income tax                                                   (736)        --
       Trade accounts payable                                             (2,245)     3,418
       Accrued employment costs                                             (341)       280
       Other, net                                                           (770)       557
                                                                          -------    -------
         Net cash provided by (used in) operating activities               3,409       (707)
                                                                          -------    -------
Cash flow from investing activities:
       Capital expenditures                                              (11,083)    (4,928)
                                                                         --------    -------
         Net cash used in investing activities                           (11,083)    (4,928)
                                                                         --------    -------
   Cash flow from financing activities:
       Borrowings from long-term debt                                      9,346        500
       Proceeds from issuance of Common Stock                                215         26
       Net borrowing under revolving line of credit                       (1,562)     1,585
       Long-term debt payments                                              (278)      (212)
       Deferred financing costs                                              (49)       (12)
                                                                         --------    -------
         Net cash provided by financing activities                         7,672      1,887
                                                                         --------    -------
       Net decrease in cash and cash equivalents                              (2)    (3,748)
       Cash and cash equivalents at beginning of period                      177      4,219
                                                                         --------    -------
       Cash and cash equivalents at end of period                           $175       $471
                                                                         ========    =======

       Supplemental disclosure of cash flow information:
         Interest paid                                                      $492       $151
         Income taxes paid                                                $2,485     $2,762




       The accompanying notes are an integral part of these financial statements

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) Universal Stainless & Alloy Products, Inc. (the "Company"), was incorporated in 1994 for the principal purpose of acquiring substantially all of the idled equipment and related assets located at the Bridgeville, Pennsylvania, production facility of Armco, Inc. in August 1994.

      The accompanying unaudited, consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 1998 and 1997, balance sheets as of September 30, 1998 and December 31, 1997, and statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended September 30, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.



2) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires companies to disclose information regarding comprehensive income and its components. Comprehensive income is defined as a change in equity resulting from nonowner sources. The Company does not have any material adjustments to net income in order to derive comprehensive income; accordingly, comprehensive income has not been presented in the accompanying consolidated condensed financial statements.

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The new standard requires that all public business enterprises report information about operating segments, as well as specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The new standard, which is effective for the fiscal year ending December 31, 1998, may result in additional financial disclosure but will not have a financial impact on the Company.

       In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires capitalization of qualifying costs relating to development or obtaining internal-use software. Capitalization begins following the conceptual formulation stage of development. Costs of externally purchased materials and services and payroll and payroll related costs of employees directly associated with, and who devote significant time to, the project should also be capitalized while overhead and training costs would be expensed as incurred. Costs associated with significant enhancements and routine maintenance of existing software should be expensed as incurred in accordance with SFAS 86. Management is presently considering what impact, if any, this statement will have on the Company's existing accounting policy with respect to software costs.

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                      For the Three-Months Ended       For the Nine-Months Ended
                                           Ended September 30                 September 30
                                      --------------------------       -------------------------
                                          1998          1997              1998           1997
                                          ----          ----              ----           ----

          Weighted average number of
          shares of Common Stock
          outstanding                   6,315,450     6,287,290        6,307,387      6,284,932

       Assuming exercise of stock
          options and warrants
          reduced by the number of
          shares which could have
          been purchased with the
          proceeds from exercise
          of such stock options
          and warrants                          0       192,535           68,237        101,482
                                        ---------     ---------       ----------      ---------

       Weighted average number of
          shares of Common Stock
          outstanding, as adjusted      6,315,450     6,479,825        6,375,624      6,386,414
                                        =========     =========        =========      =========

4)    The major classes of inventory are as follows (dollars in thousands):

                                      SEPTEMBER 30, 1998      DECEMBER 31, 1997

      Raw materials and supplies           $  3,080                 $  2,869
      Semi-finished steel products           11,328                   10,569
      Operating materials                     2,601                    2,033
                                       ------------             ------------
      Total inventory                      $ 17,009                 $ 15,471
                                       ============             ============


5) Property, plant and equipment consists of the following (dollars in thousands):

                                      SEPTEMBER 30, 1998      DECEMBER 31, 1997

      Land and land improvements           $    869               $     832
      Buildings                               2,508                   1,699
      Machinery and equipment                31,122                  21,418
      Construction in progress                3,168                   2,726
                                       ------------             ------------
                                             37,667                  26,675
      Accumulated depreciation               (2,800)                 (1,788)
                                       ------------             ------------

      Property, plant and
      equipment, net                        $34,867                 $24,887
                                       ============             ============


6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in Form 10-K for the year ended December 31, 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales by product line and cost of products sold for the three- and nine-month periods ended September 30, 1998 and 1997 were as follows (dollars in thousands):

                                       For the Three-Months   For the Nine-Months
                                              Ended                  Ended
                                           September 30           September 30
                                       --------------------   -------------------
                                          1998       1997       1998       1997
                                          ----       ----       ----       ----
Net sales
   Stainless steel                      $12,393    $16,140    $44,085    $46,507
   Tool steel                             1,292      3,051      5,985      7,426
   High temperature alloy steel             631      1,074      3,276      2,216
   Conversion services                      784      1,213      3,324      3,503
   Other                                    877        603      2,819      2,009
                                        -------    -------    -------    -------
      Total net sales                   $15,977    $22,081    $59,489    $61,661
                                        -------    -------    -------    -------
Cost of products sold
   Raw materials                          5,717      8,925     22,669     25,113
   Other                                  7,424      8,614     26,271     23,899
                                        -------    -------    -------    -------
      Total cost of products sold        13,141     17,539     48,940     49,012
                                        -------    -------    -------    -------
Selling and administrative
   expenses                               1,149      1,223      3,625      3,665
                                        -------    -------    -------    -------
Operating income                        $ 1,687    $ 3,319    $ 6,924    $ 8,984
                                        =======    =======    =======    =======

THREE -AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE SIMILAR PERIODS IN 1997

The decrease in net sales for the three- and nine-month periods ended September 30, 1998 as compared to the similar periods in 1997 reflects decreased shipments of stainless steel reroll products and tool steel products which were partially offset by initial shipments of product from the bar mill. The decline in net sales was primarily influenced by the decrease in foreign steel consumption due to the economic crisis in Asia and the flood of lower-priced import products.

Cost of products sold, as a percentage of net sales, was 82.2% and 79.4% for the three-month periods ended September 30, 1998 and 1997, respectively, and was 82.3% and 79.5% for the nine-month periods ended September 30, 1998 and 1997, respectively. The increase is primarily attributed to lower selling prices in response to the increased levels of imports. Selling and administrative expenses remained relatively constant between 1997 and 1998.

Other income (expense), net was $(129,000) and $(61,000) for the three-month periods ended September 30, 1998 and 1997, respectively. The change is primarily due to interest expense associated with an increase in average borrowings under the Company's revolving line of credit to fund working capital needs and the costs associated with the dismantling of unused buildings at the Company's Bridgeville Facility. Other income (expense), net was $(54,000) and $(77,000) for the nine-month periods ended September 30, 1998 and 1997, respectively. The change is primarily due to a $200,000 government grant related to the Company's expansion of its Bridgeville operations which was partially offset by an increase in interest expense and the costs associated with the dismantling of unused buildings at the Company's Bridgeville Facility.

The effective income tax rate utilized in the three- and nine-month periods ended September 30, 1998 and 1997 was 37.0%.

FINANCIAL CONDITION

The Company has financed its 1998 operating activities to date through cash flows from operations, borrowings and cash on hand at the beginning of the period. The ratio of current assets to current liabilities increased from 2.8:1 at December 31, 1997 to 4.0:1 at September 30, 1998. The percentage of debt to capitalization increased from 13% at December 31, 1997 to 24% at September 30, 1998 primarily due to the funding of capital expenditures from the $15.0 million term loan from PNC Bank during 1998.

Accounts receivable, net decreased by $2.5 million for the nine-month period ended September 30, 1998 as compared to an increase of $6.2 million for the nine-month period ended September 30, 1997. Trade accounts payable decreased $2.2 million for the nine-month period ended September 30, 1998 as compared to an increase of $3.4 million for the nine-month period ended September 30, 1997. These decreases can primarily be attributed to the decline in shipments of specialty steel products. Inventory increased by $1.5 million for the nine-month period ended September 30, 1998 as compared to an increase of $5.4 million for the nine-month period ended September 30, 1997. The 1998 inventory increase can primarily be attributed to the startup of the bar mill partially offset by lower inventory levels associated with the remaining product lines of the Company and lower raw material costs.

The Company's capital expenditures approximated $11.0 million for the nine-month period ended September 30, 1998, which primarily related to the construction of a round bar finishing facility located at the Bridgeville Facility. At September 30, 1998, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.4 million.

In October 1998, the Company announced plans to initiate a stock repurchase program. Under the program, the Company may repurchase, from time to time, up to 315,000 shares, or approximately 5%, of the Company's common stock in open market transactions at market prices.

The Company anticipates that it will continue to fund its 1998 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

In October 1998, the Company announced that it signed a letter of intent to acquire the assets of AL Tech Specialty Steel Corporation which is headquartered in Dunkirk, New York. AL Tech is a producer of finished specialty steel products including bar, rod and wire. The transaction is valued at approximately $38 million, of which approximately $24 million is related to the acquisition of accounts receivable and inventory. Funding for the transaction will consist of a note approximating $17 million, assumed liabilities of $8 to $10 million, and cash between $11 and $13 million. The transaction is subject to a number of conditions, including the completion of due diligence procedures, the execution of a definitive purchase agreement, successful negotiation of utility and USWA labor contracts, Hart-Scott-Rodino review, final approval by the Boards of Directors of both Universal Stainless and AL Tech, and the approval of AL Tech's plan of reorganization by the United States Bankruptcy Court for the Western District of New York. The Company has executed a commitment letter with PNC Bank to fund the cash portion of the transaction and increase the revolving line of credit to fund the working capital needs of AL Tech after the transaction is completed. There can be no assurance that all of the conditions to completing the proposed transaction can be satisfactorily resolved. In the event that the proposed transaction is not completed, all costs associated with the Company's efforts to complete the transaction would be expensed immediately and could adversely affect the Company's results of operations.

In November 1998, the Company entered into a supply contract agreement with Talley Metals, a subsidiary of Carpenter Technologies, Inc., which covers a period of at least 18 months. Under the terms of the agreement, the Company will supply Talley Metals with an average of 1,750 tons of stainless reroll billet products per month. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

OUTLOOK

Pricing pressure from imports and demand for the Company's products is expected to generate financial results in the 1998 fourth quarter which are lower than those reported in the 1998 third quarter. The Company believes that the completion of the new bar finishing facility and an increase in orders from the power generation and aerospace markets should improve the Company's operating results in 1999.

YEAR 2000

The Year 2000 problem arises because many computer systems and programs were designed to handle only a two-digit year. Thus, these systems and programs will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer systems and applications could fail or create erroneous results.

Since inception in August 1994, the Company has been engaged in a program to modernize and replace substantially all of its computerized production control and management information systems. Although not the primary purpose of the program, the new systems have been designed to avoid any Year 2000 problems that might otherwise arise. The Company is currently evaluating the Year 2000 compliance status of all of its other critical equipment, including equipment with known embedded chips.

The Company has also commenced a program to determine the Year 2000 compliance of all major vendors and customers whose system failures potentially could have a significant impact on the Company's operations. The Company has sent comprehensive questionnaires in an attempt to identify any problem areas.

The Company expects to complete its Year 2000 compliance evaluation of all critical equipment and its inquiry of suppliers and others as to their own Year 2000 compliance by the end of 1998. The Company has not developed any contingency plans in the event of a Year 2000 failure, but would intend to do so if a specific problem is identified through the procedures described above.

The costs associated with the Year 2000 issue are expensed as they are incurred and have not been material to date. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of our systems will not have a material adverse effect on the Company's financial condition or results of operations.

The failure to correct a material Year 2000 problem could result in a disruption to certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although no matters have come to the attention of management at this time, there can be no assurance that the Company will successfully avoid any Year 2000 problems.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

                  27.1  Financial Data Schedule

      b. The Company filed no reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         UNIVERSAL STAINLESS & ALLOY
                                         PRODUCTS, INC.

       Date: November 12, 1998           /s/ Clarence M. McAninch
                      --                 --------------------------------------
                                         Clarence M. McAninch
                                         President and Chief Executive Officer

       Date: November 12, 1998            /s/ Richard M. Ubinger
                      --                  -------------------------------------
                                          Richard M. Ubinger
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)