Form 10-K
period 1998-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1999-03-30
CIK 931584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                            -----------------------

                                   FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998
                                      OR

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

                                  Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1999, based on the closing price of $6.00 per share on that date, was $15,427,566. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 26, 1999, there were 6,320,036 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998, and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 25, 1999, are incorporated by reference into Parts II and III of this Form 10-K.

                               TABLE OF CONTENTS



PART I

  Item 1.         Business................................................................   1
  Item 2.         Properties..............................................................   8
  Item 3.         Legal Proceedings.......................................................  10
  Item 4.         Submission of Matters to a Vote of Security Holders.....................  11

PART II

  Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters  11
  Item 6.         Selected Financial Data.................................................  12
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                         of Operations....................................................  12
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risks.............  12
  Item 8.         Financial Statements and Supplementary Data.............................  12
  Item 9.         Changes in and Disagreements With Accountants on Accounting and
                         Financial Disclosure.............................................  12

PART III

  Item 10.        Directors and Executive Officers of the Company.........................  13
  Item 11.        Executive Compensation..................................................  13
  Item 12.        Security Ownership of Certain Beneficial Owners and Management..........  13
  Item 13.        Certain Relationships and Related Transactions..........................  13

PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  14


                                    PART I

ITEM 1.  BUSINESS

General

Universal Stainless & Alloy Products, Inc. (the "Company"), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company's products are sold to rerollers, forgers, service centers and original equipment manufacturers. The Company's products are further processed by its customers for use primarily in the heavy equipment manufacturing, power generation and aerospace industries. The Company also provides conversion services on materials supplied by customers that lack certain of the Company's production facilities or that are subject to their own capacity constraints.

The Company's products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. The Company is capable of producing specialty steel products that include long products (ingots, blooms, billets and bars), which are primarily used by customers to produce bar, rod and wire, and flat rolled products (slabs and plates), which are used by customers to produce fine-gauge plate, sheet and strip products. The Company also produces customized shapes that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department ("PRP").

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

The Company primarily manufactures stainless steel, tool steel and certain other alloyed steels, including:

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

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable them to form, cut, shape and shear other materials in the manufacturing process. These hardness characteristics are brought out by heating and cooling at precise rates in the heat treating process. Tool steels are utilized in the manufacture of metals, plastics, pharmaceuticals, electronics, optics and paper and aluminum extrusions.

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

Net sales by principal product line were as follows (dollars in thousands):


Year ended December 31,                            1998                     1997                     1996
                                                   ----                     ----                     ----
Stainless steel                                 $53,661,000              $60,700,000             $46,903,000
Tool steel                                        7,548,000               10,467,000               8,019,000
High-temperature alloy steel                      4,387,000                2,636,000                 728,000
Conversion service                                3,690,000                4,834,000               3,804,000
Other                                             3,309,000                2,664,000                 804,000
                                                -----------              -----------             -----------
                                                $72,595,000              $81,301,000             $60,258,000
                                                -----------              -----------             -----------


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

PRP Starting Materials

PRP's principal starting materials consist of metallic flat bar, extruded "near shaped" bar and coiled strip, which the Company cold rolls to customer specification to produce special shapes. The Company generally purchases those starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material for PRP will continue to be available in sufficient quantities for the foreseeable future.

The cost of raw material is approximately 45% of the Company's total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for up to 30 days, which may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices.

Customers

The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. For the year ended December 31, 1998, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for 35% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales for the year ended December 31, 1998. The Company's five largest customers in the aggregate accounted for approximately 57% of net sales. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The Company's customer base increased from 167 at December 31, 1997 to 200 at December 31, 1998.

The Company's products are marketed directly to its customers by Company personnel, including the Company's President and Chief Executive Officer, its PRP General Manager, five full-time sales persons and two independent sales representatives. In view of the relatively small number of prospective customers for the Company's customized products, the strong business relationships with its customers and the thorough product knowledge and substantial experience with actual and prospective customers of those management and marketing persons, the Company believes its sales force is adequate for its current and immediately foreseeable needs.

Backlog

The Company manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less, and consequently does not manufacture for inventory purposes. The Company's backlog of orders on hand as of December 31, 1998, was approximately $10.8 million as compared to $20.9 million at the same time in 1997. The decrease in backlog of orders on hand as of December 31, 1998 as compared to December 31, 1997 primarily resulted from increased import levels and lower selling prices due to competition. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Competition

The Company believes itself to be one of approximately 20 domestic manufacturers that produce specialty steel and one of approximately five domestic specialty steel manufacturers that produce special shapes. Of that number of firms that produce specialty steel, the Company believes five companies currently compete within the Company's selected markets, although other specialty steel mills have the capability of producing, and hence competing with, some of or all the Company's specialty steel products.

Major competitors of the Company in the specialty steel market include fully integrated specialty steel producers such as Allegheny-Teledyne, Inc.; Carpenter Technology Corporation; AL Tech Specialty Steel Corporation; Slater Steels Corporation; and The Timken Company. Although Electralloy, a subsidiary of G.O. Carlson Inc., and First Mississippi Steels, Inc. generally produce only stainless steel ingots, they can also compete with the Company by utilizing outside conversion services. Additionally, there are several smaller electric arc furnace melt shops that also produce specialty steel. The major competitors of the Company in the special shapes market served by PRP include Rathbone Precision Metals, Inc., a subsidiary of Carpenter Technology Corporation; Precision Shapes, Inc.; and J.T. Slocomb Company.

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

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steel Workers of America (USWA) employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees interests and those of the Company's stockholders. At December 31, 1998, the Company had 224 employees at its Bridgeville facility and 56 employees at its Titusville facility, of whom 176 and 47 were USWA members located in Bridgeville and Titusville, respectively.

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

In connection with the June 1995 acquisition of the Titusville facility the Company entered into a five-year collective bargaining agreement with the USWA covering employees at the Titusville facility (the "Titusville CBA"). The Titusville CBA contains substantially similar terms to those included in the Bridgeville CBA, but each of the agreements is separate and neither agreement is conditioned on the renewal of or compliance with the other agreement.

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

Armco Agreement

Armco, the former owner of certain assets of the Company, retained responsibility for any employee benefit obligations existing prior to August 15, 1994 with respect to persons previously employed at the Bridgeville facility. In addition, Armco agreed to indemnify the Company up to $3.0 million in the aggregate with respect to any such liabilities that may arise prior to August 15, 2004.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company's Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive ratably 50% of the savings, if any, of reduced workers' compensation premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers

The following table sets forth, as of December 31, 1998, certain information with respect to the executive officers of the Company:

NAME (AGE)                               EXECUTIVE OFFICER SINCE                         POSITION
Clarence M. McAninch (63)                        1994                 President and Chief Executive Officer
A. Bruce Kennedy (40)                            1998                 Vice President, Operations
Paul McGrath (47)                                1997                 Director of Employee Relations,
                                                                        General Counsel and Secretary
Richard M. Ubinger (39)                          1994                 Chief Financial Officer, Principal
                                                                        Accounting Officer and Treasurer

Clarence M. McAninch, 63, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco Inc. from 1992 to 1994.

A. Bruce Kennedy, 40, has been Vice President, Operations since August 1998.
Mr. Kennedy was employed by Kurtz Steel Company for the previous 17 years, most recently as President and Chief Executive Officer from January 1991 to May 1998.

Paul A. McGrath, 47, has been General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 39, has been Chief Financial Officer and Principal Accounting Officer of the Company since August 1994, and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP since 1990. Mr. Ubinger is a Certified Public Accountant.

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

Significant Customer and Concentrated Customer Base

For the year ended December 31, 1998, the Company's largest customer, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for approximately 35% of the Company's net sales. The Company's five largest customers in the aggregate accounted for approximately 57% of net sales. An adverse change in, or termination of, the Company's relationship with one or more of its major customers or one or more of its
market segments could have a material adverse effect upon the Company.   In
addition, a number of the Company's customers are also competitors of the Company. See "Business--Customers" and "Business--Competition".

Reliance on Critical Manufacturing Equipment

The Company's manufacturing processes are dependent upon certain critical pieces of specialty steelmaking equipment, such as the Company's electric arc-furnace and universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company's operations would not be substantially curtailed which may have a negative effect on the Company's financial results. See "Properties."

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

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations ("Environmental Laws") governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property and operates equipment previously owned and used in the manufacture of steel products by Armco. In connection with the acquisition of the Bridgeville facility assets, Armco agreed to retain responsibility for certain liabilities asserted against Armco under Environmental Laws. Because the indemnification is the Company's exclusive remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. The Armco indemnities do not cover liability with respect to violations of Environmental Laws or the existence of environmental conditions stemming from any changes, modifications or amendments to Environmental Laws effective after August 15, 1994, with respect to the Bridgeville facility, or effective after June 2, 1995, with respect to the Titusville facility, and there is no assurance that the Company will not incur any such liability. See "Properties-- Environmental Compliance."

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently account for approximately 45% of the Company's total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. In addition, the supply of premium grades of scrap metal used by the Company is more limited than the supply of lower grades of scrap metal. Further, nickel and chrome, key ingredients in certain alloys produced by the Company and significant cost components, are available substantially only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company's results of operations. In addition, significant increases in the price of the Company's principal raw materials could adversely affect the Company's financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

Year 2000 Readiness Disclosure

The following statements are provided pursuant to the provisions of the Year 2000 Information and Readiness Disclosure Act of 1998.

Since inception in August 1994, the Company has been engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems were designed to avoid any Year 2000 problems that might otherwise arise. In addition, the Company has identified and tested all other critical pieces of equipment and has not identified any non-compliance issues internally. Therefore, the Company believes that its internal systems will be Year 2000 compliant in all material respects without incurring significant expenditures. Any expenditures will be financed with cash from operations.

The Company currently believes the most significant impact of the Year 2000 issue could be an interrupted supply of goods and services from the Company's vendors and interrupted supply of orders from the Company's customers. In order to assess the state of readiness, surveys have been sent to all major vendors and customers to determine the current status of their Year 2000 evaluation. Responses have been received from approximately 70 percent of these vendors and customers in which each respondent has confirmed that efforts to become Year 2000 compliant are, at a minimum, in process. Due to the uncertainties associated with the ability of critical vendors and customers to resolve any known or unknown Year 2000 compliance issues, the Company may experience a material adverse effect on future results of operations if such issues are not resolved. While no contingency plans have been established at the present time, contingency plans will be developed to mitigate any risk identified.

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

In early 1999, the Company successfully completed the round-bar finishing facility at the Bridgeville location. The facility includes heat treating and processing equipment which enables the Company to produce completely finished 2-inch to 6-inch round bar products.

The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The Titusville facility consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

Specialty steel production is a capital intensive industry. The Company believes that its facilities and equipment are suitable for its present needs. The Company believes, however, that it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and to enable it to manufacture quality products and provide delivery and other support service assurances to its customers.


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

Titusville Facility

The Company operates its production and processing equipment that was acquired from Armco on real property the Company owns. Armco has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which pertain to environmental conditions existing on or under the Titusville facility prior to June 2, 1995. In addition, Armco has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation. In connection with the acquisition of the Titusville facility, the Company conducted a Phase I and Phase II environmental study (the "Study") of the parcel of real estate acquired, and the Company believes the amount and terms of Armco's indemnity are sufficient to protect the Company against environmental liabilities arising at the Titusville facility from environmental conditions existing as of June 2, 1995. The Study revealed asbestos in certain areas adjacent to the Titusville facility, which Armco has remediated at its expense, and some electrical equipment containing PCBs that the Company is remediating at its expense, which is not material. Additionally, the Study noted that as is typical of the Titusville, Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present at above applicable cleanup standards, reflecting the fact that this area contains natural petroleum deposits and that petroleum refining operations had been conducted nearby. Any contamination of this type on the Company's property flows from outside its boundaries, to the extent it is not indigenous to the underlying ground. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville facility for the local hydrocarbon contamination or, if it were, the Company believes this action would be part of a large program addressing the entire area. To date, the Company has not been contacted by any environmental governmental authority concerning this matter. Notwithstanding Armco's indemnification obligations with respect to the Titusville facility, if the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco except as required by law or for the protection of public health or the safety of its employees, the Company shall bear such accelerated or increased cost. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco with respect to the Titusville facility as a result of seeking financing or the sale of less than a controlling interest in the voting stock of the Company, such accelerated or increased cost shall be borne equally by Armco and the Company. Certain processes that were employed by Armco, and certain facilities used by Armco that may have involved or been the site of activities that could have caused environmental pollution at the Titusville facility, are not employed or used by the Company. There may be other environmental conditions that have not been identified by regulatory authorities but which may later be determined to require remediation.

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

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

At December 31, 1998, a total of 6,320,036 shares of the Company's Common Stock, par value $.001 per share, were issued and outstanding, and held by approximately 211 holders of record.

Certain holders of Common Stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders, which provides to them two demand registration rights exercisable at any time upon written request for the registration of Restricted Shares of Common Stock having an aggregate net offering price of at least $5,000,000 (the "Registrable Securities").

Price Range of Common Stock

The information called for by this item is set forth on page 35 of the Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

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

Dividends

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. Restrictions contained in the Company's Credit Agreement with PNC currently prohibits the payment of cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 36 of the Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 15 through 19 of the Annual Report to Stockholders for the year ended December 31, 1998, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Prices for the Company's raw materials are subject to frequent market fluctuations. The Company does not maintain long term supply agreements for its raw material needs. Raw material price increases are normally off-set by selling price increases and surcharges.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 1998, the Company's total long-term debt, including the current portion was $12,958,000. Of that amount, $2,958,000 has fixed rates and $10,000,000 bears a variable rate. Assuming a 10% increase in interest rates on the Company's variable rate (an increase from the December 31, 1998 interest rate of 6.34% to an interest rate of 6.98%), annual interest expense would be approximately $63,000 higher based on the December 31, 1998 balance of variable rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 21 through 34 of the Annual Report to Stockholders for the year ended December 31, 1998, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 25, 1999, under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1)  Consolidated Financial Statements:

    The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 20 through 34 of the accompanying Annual Report, are incorporated by reference in this Form 10-K Annual Report.

2)  Consolidated Financial Statement Schedules:

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3)  Exhibits:


Exhibit
-------

Number                                                      Description                                                     Page No.
-------                                                     -----------                                                     --------

 2.1    Certificate of Merger, dated July 29, 1994, between Universal Stainless & Alloy Products, Inc., a Pennsylvania
        Corporation, and the Company (incorporated herein by reference to Exhibit 2.1 to Registration No. 33-85310).
 2.2    Agreement and Plan of Merger, dated July 28, 1994, among Universal Stainless & Alloy Products, Inc., a
        Pennsylvania Corporation, and the Company (incorporated herein by reference to Exhibit 2.2 to Registration No.
        33-85310).
 2.3    Asset and Real Property Purchase Agreement, dated as of June 2, 1995, by and between Armco Inc. and the Company
        (incorporated herein by reference to Exhibit 2.3 to Registration No. 33-97896).
 3.1    Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to
        Registration No. 33-85310).
 3.2    By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310).
 4.1    Specimen copy of Stock Certificate for shares of Common Stock (filed herewith).
 4.2    Form of Representative's Warrant Agreement (including Form of Representative's Warrant Certificate) (incorporated herein by reference to Exhibit 4.2 to Registration No. 33-85310).
10.1    Stockholders Agreement, dated as of August 1, 1994, by and among the Company and its existing stockholders
        (incorporated herein by reference to Exhibit 10.8 to Registration No. 33-85310).
10.2    Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco, Inc. (incorporated herein by reference to
        Exhibit 10.12 to Registration No. 33-85310).
10.3    Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.9 to Registration No. 33-85310).
10.4    Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc. (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-85310).
10.5    Employment Agreement, dated November 20, 1998 by and between the Company and Clarence M. McAninch (filed herewith).





EXHIBIT
-------

NUMBER                                                      DESCRIPTION                                                     PAGE NO.
------                                                      -----------                                                     -------

10.6     Employment Agreement, dated August 15, 1998, by and between the Company and Daniel J. DeCola, Sr. (filed herewith).
10.7     Employment Agreement, dated August 1, 1998, by and between the Company and A. Bruce Kennedy (filed herewith).
10.8     Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.9     Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.10    1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.25 to Registration No. 33-85310).
10.11    Collective Bargaining Agreement, dated May 3, 1995, by and between the Company and United Steelworkers of America
         (incorporated herein by reference to Exhibit 10.42 to Registration No. 33-97896).
10.12    Collective Bargaining Agreement, dated September 1, 1997, by and between the Company and United Steelworkers of
         America (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1997).
10.13    Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank, National Association, with
         Exhibits and Schedules (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1997).
10.14    Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC
         Bank, National Association (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997).
10.15    Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997).
10.16    Landlord's Waiver, dated as of January 30, 1998, by Armco Inc (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.17    Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the
         Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.18    First Amendment to Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National
         Association (filed herein).
10.19    Supply Contract Agreement, dated as of January 1, 1999, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technologies, Inc. (filed herein).
10.20    Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.47 to Registration No. 33-97896).
10.21    Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of
         Pennsylvania (incorporated herein by reference to Exhibit 10.48 to Registration No. 33-97896).



EXHIBIT
-------
NUMBER                                                      DESCRIPTION                                                     PAGE NO.
------                                                      -----------                                                     -------

10.22     Security Agreement, dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania
          (incorporated herein by reference to Exhibit 10.48 to Registration No. 33-97896).
10.23     Underwriting Agreement, dated December 14, 1994, among the Company and Keane Securities Co., Inc., as representatives of the several underwriters (incorporated herein by reference to Exhibit  10.52 to Registration
          No. 33-85310).
10.24     Equipment Purchase Agreement dated as of November 6, 1997 between the Company and Hetran, Inc. for the purchase of certain bar finishing equipment (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
13.01     Selected pages of the Company's 1998 Annual Report to Shareholders incorporated by reference into Parts II and
          III of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
23.01     Consent of PricewaterhouseCoopers LLP.
24.01     Powers of Attorney (included on the signature page hereto).
27.01     Financial Data Schedule



(b) The following reports on Form 8-K were filed during the fourth quarter of 1998:

    The Company's Current Reports on Form 8-K, dated October 19, 1998 and November 25, 1998.

                                    Signatures


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.


                                    Universal Stainless & Alloy Products, Inc.

                                    By:  /s/  C. M. McAninch
                                        --------------------------------------
                                         Clarence M. McAninch
                                         President and Chief Executive Officer



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


Signature                                   Title                                              Date
---------                                   -----                                              ----
/s/  C. M. McAninch
------------------------------------        President, Chief Executive Officer                 March 30, 1999
Clarence M. McAninch                        and Director

/s/  Richard M. Ubinger
------------------------------------        Chief Financial Officer and Treasurer,             March 30, 1999
Richard M. Ubinger                          (Principal Accounting Officer)

/s/  Douglas M. Dunn
------------------------------------         Director                                          March 30, 1999
Douglas M. Dunn

/s/  George F. Keane
------------------------------------         Director                                          March 30, 1999
George F. Keane

/s/  Udi Toledano
------------------------------------         Director                                          March 30, 1999
Udi Toledano

/s/  D. Leonard Wise
------------------------------------         Director                                          March 30, 1999
D. Leonard Wise
