Form 10-Q
period 1999-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1999-05-13
CIK 931584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                         _____________________________

                                   FORM 10-Q

        [X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the Quarterly Period Ended March  31, 1999

                                                      OR

        [ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______
                         Commission File Number 0-25032

                          ___________________________


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

      As of April 30, 1999, there were 6,102,536 outstanding shares of the
                  Registrant's Common Stock, $.001 par value.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.



This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties such as but not limited to expected market conditions and Year 2000 readiness, that may cause the Company's actual results to differ from future performance
suggested herein.   In the context of forward-looking information provided in
this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past
12 months.


                   INDEX                                                             PAGE NO.
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Condensed Statements of Operations                       2

                   Consolidated Condensed Balance Sheets                                 3

                   Consolidated Condensed Statements of Cash Flows                       4

                   Notes to the Consolidated Condensed Financial Statements              5

Item 2.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                 7

Item 3.            Quantitative and Qualitative Disclosures About Market Risk            9

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                              11

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                                               For the
                                                                      Three-month period ended
                                                                              March 31,
                                                                     1999                 1998
                                                                 -----------           -----------
Net sales                                                            $14,488                 $22,349
Cost of products sold                                                 12,961                  18,467
Selling and administrative expenses                                    1,014                   1,140
                                                             ---------------         ---------------
Operating income                                                         513                   2,742
Other income (expense), net                                             (146)                    133
                                                             ---------------         ---------------
Income before taxes                                                      367                   2,875
Income taxes                                                             136                   1,064
                                                             ---------------         ---------------

Net income                                                              $231                  $1,811
                                                             ===============         ===============
Earnings per common share
  Basic                                                                $0.04                   $0.29
                                                             ===============         ===============
  Diluted                                                              $0.04                   $0.28
                                                             ===============         ===============

The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          March 31, 1999       December  31, 1998
                                                                            (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                $   501                $ 1,437
     Accounts receivable (less allowance for doubtful
       accounts of $373 and $358)                                              10,502                  8,843
     Inventory                                                                 16,121                 16,182
     Other current assets                                                       1,065                  1,980
                                                                              -------                -------
       Total current assets                                                    28,189                 28,442
Property, plant and equipment, net                                             36,931                 35,710
Other assets                                                                      298                    298
                                                                              -------                -------
       Total assets                                                           $65,418                $64,450
                                                                              =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable and bank overdrafts                               $ 5,802                $ 4,311
     Current portion of long-term debt                                          1,470                  1,117
     Accrued employment costs                                                     655                    957
     Other current liabilities                                                    315                    228
                                                                              -------                -------
       Total current liabilities                                                8,242                  6,613

Long-term debt                                                                 11,502                 11,841

Deferred taxes                                                                  3,753                  3,431
                                                                              -------                -------
       Total liabilities                                                       23,497                 21,885
                                                                              -------                -------

Commitments and contingencies                                                      -                       -

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation value
      $100 per share; 2,000,000 shares authorized; 0 shares issued and
      outstanding                                                                  -                      -
     Common Stock, par value $.001 per share; 10,000,000 shares authorized;
      6,320,036 shares issued                                                      6                      6
     Additional paid-in capital                                               25,787                 25,787
     Retained earnings                                                        17,481                 17,250
     Treasury Stock at cost;  217,500  and 75,000
       common shares held                                                     (1,353)                  (478)
     Total stockholders' equity                                               41,921                 42,565
                                                                             -------                -------
     Total liabilities and stockholders' equity                              $65,418                $64,450
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

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                        For the
                                                                                               Three-month period ended
                                                                                                        March 31,
                                                                                              1999                    1998
                                                                                              ----                    ----
Cash flow from operating activities:
  Net income                                                                                   $231                   $1,811
  Adjustments to reconcile to net cash and cash equivalents
  provided by operating activities:
     Depreciation and amortization                                                              480                      345
     Deferred taxes                                                                             322                      400
  Changes in assets and liabilities:
     Accounts receivable, net                                                                (1,659)                  (2,410)
     Inventory                                                                                   61                     (775)
     Trade accounts payable and bank overdrafts                                               1,491                      837
     Other, net                                                                                 696                      330
                                                                                         ----------               ----------
        Net cash provided by operating activities                                             1,622                      538
                                                                                         ----------               ----------
Cash flow from investing activities:
  Capital expenditures                                                                       (1,697)                  (4,315)
                                                                                         ----------               ----------
        Net cash used in investing activities                                                (1,697)                  (4,315)
                                                                                         ----------               ----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt                                                       --                    4,080
  Net borrowing under revolving line of credit                                                  117                      156
  Long-term debt payments                                                                      (103)                     (84)
  Proceeds from issuance of Common Stock                                                         --                      181
  Deferred financing costs                                                                       --                      (48)
  Purchase of Treasury Stock                                                                   (875)                      --
                                                                                         ----------               ----------
        Net cash provided by (used in) financing activities                                    (861)                   4,285
                                                                                         ----------               ----------
  Net increase(decrease) in cash                                                               (936)                     508
  Cash and cash equivalents at beginning of period                                            1,437                      177
                                                                                         ----------               ----------
  Cash and cash equivalents at end of period                                                   $501                     $685
                                                                                         ==========               ==========
Supplemental disclosure of cash flow information:
    Interest paid (net of amount capitalized)                                                  $105                      $29
    Income taxes paid                                                                            $3                      $80


  The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 1999 and 1998, balance sheets as of March 31, 1999 and December 31, 1998, and statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the period ended December 31, 1998. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 1999 and December 31, 1998 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.

2)   In 1998, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that all public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. Operating segments are determined utilizing the "management approach" which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company operates as a single segment, and as such, no additional financial disclosure has been presented in the Company's interim financial statements.

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                         For the Three-Months Ended
                                                                  March 31
                                                          1999                 1998
                                                      ----------            ----------
Weighted average number of shares
  of Common Stock outstanding
                                                       6,163,314             6,295,508
Assuming exercise of stock options and warrants
  reduced by the number of shares which could have
  been purchased with the proceeds from exercise
  of such stock options and warrants                           0               143,173
                                                  --------------         -------------
Weighted average number of shares
  of Common Stock outstanding,
  as adjusted                                          6,163,314             6,438,681
                                                  ==============         =============

4)  The major classes of inventory are as follows (dollars in thousands):

                                                              March 31, 1999                    December 31, 1998
Raw materials and supplies                                        $2,515                                $2,358
Semi-finished steel products                                      10,929                                11,152
Operating materials                                                2,677                                 2,672
                                                   ---------------------                 ---------------------
Total inventory                                                  $16,121                               $16,182
                                                   =====================                 =====================

5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                           March 31, 1999                      December 31, 1998
Land and land improvements                                                      $1,024                                   $822
Buildings                                                                        2,667                                  2,591
Machinery and equipment                                                         35,752                                 31,903
Construction in progress                                                         1,225                                  3,655
                                                                 ----------------------                 ----------------------
                                                                                40,668                                 38,971
Accumulated depreciation                                                        (3,737)                                (3,261)
                                                                 ----------------------                 ----------------------
Property, plant and equipment, net                                             $36,931                                $35,710
                                                                 ======================                 ======================

6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  An analysis of the Company's operations for the three-month periods ended March 31, 1999 and 1998 is as follows (dollars in thousands):

                                                                  For the Three-Month Period Ended
                                                                            March 31,
                                                                  1999                       1998
                                                                  ----                       ----
Net sales
  Stainless steel                                                $11,875                   $15,686
  Tool steel                                                       1,457                     2,984
  High temperature alloy steel                                       646                     1,334
  Conversion services                                                473                     1,324
  Other                                                               37                     1,021
                                                        ----------------         -----------------
    Total net sales                                              $14,488                   $22,349
                                                        ----------------         -----------------
Cost of products sold
  Raw materials                                                    4,963                     8,716
  Other                                                            7,998                     9,751
                                                        ----------------         -----------------
    Total cost of products sold                                   12,961                    18,467
                                                        ----------------         -----------------
Selling and administrative expenses                                1,014                     1,140
                                                        ----------------         -----------------
Operating income                                                    $513                    $2,742
                                                        ================         =================

Three-month period ended March 31, 1999 as compared to the similar period in
1998

The decrease in net sales for the three-month period ended March 31, 1999 as compared to the similar period in 1998 reflects decreased shipments within each product line primarily due to increased imports. The Company shipped approximately 10,160 tons during the three-month period ended March 31, 1999, compared to 14,564 tons during the three-month period ended March 31, 1998. The decrease in net sales and shipments resulted from lower selling prices due to price competition created by increased import levels.

Cost of products sold, as a percent of net sales, was 89.5% and 82.6% for the three-month periods ended March 31, 1999 and 1998, respectively. This increase is primarily due to the impact of lower pricing described above, increased scrap costs and increased production costs as a result of operating at lower levels. Mechanical problems at the Bridgeville Bar Mill, which have been substantially corrected, contributed to the lower operating levels experienced during the three-month period ended March 31, 1999. Selling and administrative expenses remained relatively constant between 1998 and 1999.

Other income (expense), net decreased by $279,000 in the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998 primarily due to the interest expense associated with increased borrowings. In addition, the March 31, 1998 results were impacted by a $200,000 government grant received in connection with the expansion of operations at the Bridgeville facility.

The effective income tax rate utilized in the three-month periods ended March 31, 1999 and 1998 was 37.0%.


FINANCIAL CONDITION

The Company has financed its operating activities during the first quarter of 1999 through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.3:1 at December 31, 1998 to 3.4:1 at March 31, 1999. The percentage of debt to capitalization ratio increased from 23% at December 31, 1998 to 24% at March 31, 1999. These changes are primarily due to the repurchase of 142,500 shares of Common Stock at an average price of $6.14 per share during the three-month period ended March 31, 1999. At March 31, 1999, the Company is authorized to repurchase an additional 97,500 shares of its Common Stock.

The Company's capital expenditures approximated $1.7 million for the three-month period ended March 31, 1999, which primarily related to the completion of the round bar finishing facility located at the Bridgeville facility. At March 31, 1999, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of March 31, 1999 the Company has $5.0 million available for borrowings until June 30, 1999 under the PNC Term Loan and $6.4 million available for borrowings under the PNC Revolving Line of Credit.

The Company anticipates that it will fund its 1999 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.


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

The Company currently believes the most significant impact of the Year 2000 issue could be an interrupted supply of goods and services from the Company's vendors and interrupted supply of orders from the Company's customers. In order to assess the state of readiness, surveys were sent to all major vendors and customers to determine the current status of their Year 2000 evaluation. Responses have been received from approximately 83 percent of these vendors and customers in which each respondent has confirmed that efforts to become Year 2000 compliant are, at a minimum, in process. Due to the uncertainties associated with the ability of critical vendors and customers to resolve any known or unknown Year 2000 compliance issues, the Company may experience a material adverse effect on future results of operations if such issues are not resolved. While no contingency plans have been established at the present time, the Company is assessing areas which require contingency planning and expects to have necessary contingency plans in place by September 30, 1999.


1999 Outlook

The Company's results for the 1999 second quarter will continue to be affected by imports, especially in the sale of products to service centers. The recently reported drop-off of imports, the announcement of price increases on shipments of stainless steel products and an increase in the Company's backlog are expected to generate improved results in the second half of 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

               27.1  Financial Data Schedule

     b.  No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.



Date:           May 12, 1999                    /s/ Clarence M. McAninch
        ---------------------------   ------------------------------------------
                                      Clarence M. McAninch
                                      President and Chief Executive Officer



Date:           May 12, 1999                    /s/ Richard M. Ubinger
        ---------------------------   ------------------------------------------
                                                  Richard M. Ubinger
                                        Chief Financial Officer and Treasurer
                                            (Principal Accounting Officer)