Form 10-Q
period 1999-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1999-08-13
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                         _____________________________

                                   FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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


                              Yes   X   No ______
                                   ---

    The number of shares outstanding of the registrant's classes of common stock as of August 6, 1999:

              Title of Class                       Shares Outstanding
      Common Stock, $.001 par value                     6,104,454

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties such as but not limited to expected market conditions and Year 2000 readiness, that may cause the Company's actual results to differ from the discussions of future performance included herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

               INDEX                                                                               PAGE NO.
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

                  Consolidated Condensed Statements of Operations                                     2

                  Consolidated Condensed Balance Sheets                                               3

                  Consolidated Condensed Statements of Cash Flows                                     4

                  Notes to the Consolidated Condensed Financial Statements                            5

  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  7


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                             9

PART II.       OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders                                   10

  Item 6.      Exhibits and Reports on Form 8-K                                                      10

SIGNATURES                                                                                           11

Part I.  Financial Information

Item 1.  Financial Statements


                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                    For the Three-Months Ended         For the Six-Months Ended
                                                             June 30,                           June 30,
                                                  -----------------------------       ---------------------------
                                                     1999                1998            1999             1998
                                                     ----                ----            ----             ----
Net sales                                            $15,485             $21,163         $29,973         $43,512
Cost of products sold                                 13,940              17,332          26,901          35,799
Selling and administrative expenses                      970               1,336           1,984           2,476
                                                 -----------         -----------      ----------      ----------
Operating income                                         575               2,495           1,088           5,237
Other income (expense), net                             (180)                (58)           (326)             75
                                                 -----------         -----------      ----------      ----------
Income before taxes                                      395               2,437             762           5,312
Income taxes                                             146                 902             282           1,966
                                                 -----------         -----------      ----------      ----------

Net income                                           $   249             $ 1,535         $   480         $ 3,346
                                                 ===========         ===========      ==========      ==========

Earnings per common share
  Basic                                              $  0.04             $  0.24         $  0.08         $  0.53
                                                 ===========         ===========      ==========      ==========
  Diluted                                            $  0.04             $  0.24         $  0.08         $  0.52
                                                 ===========         ===========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                           June 30, 1999      December  31, 1998
                                                                              (Unaudited)
ASSETS
Current assets
         Cash and cash equivalents                                             $ 1,268              $ 1,437
         Accounts receivable (less allowance for doubtful
            accounts of $388 and $358)                                          10,929                8,843
         Inventory                                                              15,498               16,182
         Other current assets                                                    1,304                1,980
                                                                               -------              -------
             Total current assets                                               28,999               28,442
Property, plant and equipment, net                                              37,116               35,710
Other assets                                                                       288                  298
                                                                               -------              -------

             Total assets                                                      $66,403              $64,450
                                                                               =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Trade accounts payable and bank overdrafts                            $ 5,918              $ 4,311
         Current portion of long-term debt                                       1,824                1,117
         Accrued employment costs                                                  985                  957
         Other current liabilities                                                 421                  228
                                                                               -------              -------
             Total current liabilities                                           9,148                6,613
Long-term debt                                                                  10,926               11,841
Deferred taxes                                                                   4,133                3,431
                                                                               -------              -------
             Total liabilities                                                  24,207               21,885
                                                                               -------              -------

Commitments and contingencies                                                       --                   --

Stockholders' equity
         Senior Preferred Stock, par value $.001 per share;
             liquidation value $100 per share; 2,000,000
             shares authorized; and 0 shares issued and
             outstanding                                                            --                   --
         Common Stock, par value $.001 per share;
             10,000,000 shares authorized; 6,325,254 and
             6,320,036 shares issued                                                 6                    6
         Additional paid-in capital                                             25,813               25,787
         Retained earnings                                                      17,730               17,250
         Treasury Stock at cost; 217,500 and 75,000
         common shares held                                                     (1,353)                (478)
                                                                               -------              -------
           Total stockholders' equity                                           42,196               42,565
                                                                               -------              -------

Total liabilities and stockholders' equity                                     $66,403              $64,450
                                                                               =======              =======

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                    For the Six-month period ended
                                                                                               June 30,
                                                                                    1999                      1998
                                                                                    ----                      ----
Cash flow from operating activities:
   Net income                                                                     $     480                 $   3,346
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                    1,014                       686
     Deferred taxes                                                                     702                       550
   Changes in assets and liabilities:
     Accounts receivable, net                                                        (2,086)                   (2,277)
     Inventory                                                                          684                    (1,136)
     Trade accounts payable and bank overdrafts                                       1,607                         7
     Accrued employment costs                                                            28                       (81)
     Other, net                                                                         879                      (624)
                                                                                 ----------                ----------
        Net cash provided by operating activities                                     3,308                       471
                                                                                 ----------                ----------
Cash flow from investing activities:
   Capital expenditures                                                              (2,420)                   (7,229)
                                                                                 ----------                ----------
     Net cash used in investing activities                                           (2,420)                   (7,229)
                                                                                 ----------                ----------
Cash flow from financing activities:
   Borrowings from long-term debt                                                        --                     6,346
   Proceeds from issuance of Common Stock                                                26                       215
   Net borrowing under revolving line of credit                                          --                       427
   Long-term debt payments                                                             (208)                     (180)
   Deferred financing costs                                                              --                       (49)
   Purchase of Treasury Stock                                                          (875)                       --
                                                                                 ----------                ----------
     Net cash provided by (used in) financing activities                             (1,057)                    6,759
                                                                                 ----------                ----------
   Net increase (decrease) in cash and cash equivalents                                (169)                        1
   Cash and cash equivalents at beginning of period                                   1,437                       177
                                                                                 ----------                ----------
   Cash and cash equivalents at end of period                                     $   1,268                 $     178
                                                                                 ==========                ==========

   Supplemental disclosure of cash flow information:
     Interest paid (net of capitalization)                                        $     345                 $      81
     Income taxes paid                                                            $       3                 $   1,730

The accompanying notes are an integral part of these financial statements

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 1999 and 1998, balance sheets as of June 30, 1999 and December 31, 1998, and statements of cash flows for the six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended June 30, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.


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

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                      For the Three-Months Ended              For the Six-Months Ended
                                                               June 30,                               June 30,
                                                       1999                1998                 1999              1998
                                                       ----                ----                 ----              ----
     Weighted average number of shares
       of Common Stock outstanding                   6,102,593          6,311,203            6,132,954          6,303,356

     Assuming exercise of stock options
        and warrants reduced by the
        number of shares which could
        have been purchased with the
        proceeds from exercise of such
        stock options and warrants                          --             61,539                   --            102,355
                                                   -----------        -----------          -----------        -----------

     Weighted average number of shares
        of  Common Stock outstanding,
        as adjusted                                  6,102,593          6,372,742            6,132,954          6,405,711
                                                   ===========        ===========          ===========        ===========

4)   The major classes of inventory are as follows (dollars in thousands):

                                                      June 30, 1999        December 31, 1998
          Raw materials and supplies                        $ 2,320                  $ 2,358
          Semi-finished steel products                       10,468                   11,152
          Operating materials                                 2,710                    2,672
                                                    ---------------      -------------------

          Total inventory                                   $15,498                  $16,182
                                                    ===============      ===================

5) Property, plant and equipment consists of the following (dollars in thousands):

                                                      June 30, 1999        December 31, 1998
          Land and land improvements                        $ 1,024                  $   822
          Buildings                                           2,810                    2,591
          Machinery and equipment                            35,950                   31,903
          Construction in progress                            1,595                    3,655
                                                    ---------------      -------------------
                                                             41,379                   38,971
          Accumulated depreciation                           (4,263)                  (3,261)
                                                    ---------------      -------------------

          Property, plant and equipment, net                $37,116                  $35,710
                                                    ===============      ===================


6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An analysis of the Company's operations for the three- and six-month periods ended June 30, 1999 and 1998 were as follows (dollars in thousands):

                                    Three-Month Period Ended     Six-Month Period Ended
                                            June 30,                   June 30,
                                      1999         1998            1999         1998
                                     -------      -------         -------      -------
Net sales
    Stainless steel                  $12,383      $16,006         $24,258      $31,692
    Tool steel                         1,478        1,709           2,935        4,693
    High temperature alloy steel         556        1,311           1,202        2,645
    Conversion services                  669        1,216           1,142        2,540
    Other                                399          921             436        1,942
                                     -------      -------         -------      -------
       Total net sales               $15,485      $21,163         $29,973      $43,512
                                     -------      -------         -------      -------
Cost of products sold
    Raw materials                      5,699        8,231          10,662       16,947
    Other                              8,241        9,101          16,239       18,852
                                     -------      -------         -------      -------
       Total cost of products sold    13,940       17,332          26,901       35,799
                                     -------      -------         -------      -------
Selling and administrative
 expenses                                970        1,336           1,984        2,476
                                     -------      -------         -------      -------
Operating income                     $   575      $ 2,495         $ 1,088      $ 5,237
                                     =======      =======         =======      =======


THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AS COMPARED TO THE SIMILAR PERIODS IN 1998

The decrease in net sales for the three- and six-month periods ended June 30, 1999 as compared to the similar periods in 1998 reflects decreased shipments within each product line primarily due to increased imports. The Company shipped approximately 11,354 tons and 13,665 tons for the three-month periods ended June 30, 1999 and 1998 respectively, and 21,514 tons and 28,299 tons for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease in net sales was further impacted by lower selling prices due to price competition created by increased import levels.

Cost of products sold, as a percentage of net sales, was 90.0% and 81.9% for the three-month periods ended June 30, 1999 and 1998, respectively, and was 89.8% and 82.3% for the six-month periods ended June 30, 1999 and 1998, respectively. This increase is primarily due to the impact of lower pricing and competition described above, increased scrap costs and increased production costs per ton as a result of operating at lower levels. Mechanical problems at the Bridgeville bar mill during the three-month period ended March 31, 1999 and start-up costs incurred at the Bridgeville round bar finishing facility also contributed to the increased production costs in 1999.

Selling and administrative expenses decreased $366,000 in the three-month period ended June 30, 1999 as compared to June 30, 1998 and decreased $492,000 for the
six-month period ended June 30, 1999 as compared to  June 30, 1998.   The
decreases are primarily due to lower charges to the cash incentive plans, sales commissions and insurance costs.

Other income (expense), net decreased by $122,000 in the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998 and decreased $401,000 in the six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998. The decreases were primarily due to interest expense associated with increased borrowings. In addition, other income (expense), net for the six-month period ended June 30, 1998 was offset by a $200,000 government grant received in connection with the expansion of operations at the Bridgeville facility.

The effective income tax rate utilized in the three-and six-month periods ended June 30, 1999 and 1998 was 37.0%.

FINANCIAL CONDITION

The Company has financed its 1999 operating activities through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.3:1 at December 31, 1998 to 3.2:1 at June 30, 1999. The percentage of debt to capitalization was 23% at December 31, 1998 and at June 30, 1999. The decrease in the ratio of current assets to current liabilities is primarily due to an increase in accounts payable, an increase in the current portion of long-term debt and the repurchase of Common Stock. The Company repurchased 142,500 shares of Common Stock at an average price of $6.14 per share during the six-month period ended June 30, 1999. The Company is authorized to repurchase an additional 97,500 shares of Common Stock.

The Company's capital expenditures approximated $2.4 million for the six-month period ended June 30, 1999, which primarily related to the completion of the round bar finishing facility located at the Bridgeville facility. At June 30, 1999, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of June 30, 1999, the Company has $6.5 million available for borrowings under a revolving line of credit with PNC Bank.

The Company anticipates that it will continue to fund its 1999 working capital requirements, its capital expenditures, and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

YEAR 2000 READINESS DISCLOSURE

The following statements are provided pursuant to the provisions of the Year 2000 Information and Readiness Disclosure Act of 1998.

Since inception in August 1994, the Company has been engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems were designed to avoid any Year 2000 problems that might otherwise arise. In addition, the Company has identified and tested all other critical pieces of equipment and has not identified any non-compliance issues that can not be corrected by September 30, 1999. Therefore, the Company believes that its internal systems will be Year 2000 compliant in all material respects without incurring significant expenditures. It is anticipated that any necessary expenditures will be financed with cash from operations.

The Company currently believes the most significant impact of the Year 2000 issue could be an interrupted supply of goods and services from the Company's vendors and an interrupted supply of orders from the Company's customers. In order to assess the state of readiness, surveys sent to all major vendors and customers confirmed that efforts to become Year 2000 compliant are, at a minimum, in process. A follow-up survey was sent in July 1999 to confirm that our major vendors and customers are Year 2000 compliant. While no contingency plans have been established at the present time, the Company is assessing areas which require contingency planning and expects to have necessary contingency plans in place by September 30, 1999.

1999 OUTLOOK

Price increases initiated in April 1999 have been difficult to implement due to the continued impact of imports. While scrap costs are expected to remain high due to foreign demand, domestic pricing should improve as the Asian economies strengthen and imports decline. In addition, the Bridgeville bar mill and round bar finishing facility are now fully operational which will permit the Company to progressively increase its presence in the finished round bar market.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.       OTHER INFORMATION



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 25, 1999, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

               All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                                   Shares Voted "For"   Shares "Withheld"   Shares Not Voted
                    D. Dunn            4,886,255            295,690            1,138,091
                    G. Keane           4,886,155            295,790            1,138,091
                    C. McAninch        4,886,255            295,690            1,138,091
                    U. Toledano        5,075,755            106,090            1,138,091
                    D. Wise            4,886,255            295,690            1,138,091

               The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

                  Shares Voted "For"   Shares Voted "Against"  Shares "Abstaining"  Shares Not Voted
                      5,177,545               3,300                   1,100             1,138,091


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     a.        Exhibits

                  27.1 Financial Data Schedule

     b. The Company filed no reports on Form 8-K for the quarter ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIVERSAL STAINLESS & ALLOY
                                           PRODUCTS, INC.

          Date:  August 12, 1999          /s/ Clarence M. McAninch
                --------------------      -------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive
                                           Officer

          Date:  August 12, 1999          /s/ Richard M. Ubinger
                 -------------------      -------------------------------------
                                          Richard M. Ubinger
                                          Chief Financial Officer and
                                           Treasurer
                                          (Principal Accounting Officer)