Form 10-Q
period 1999-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 1999-11-12
CIK 931584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                         _____________________________

                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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

                            Yes   X    No
                                ----      ----

         The number of shares outstanding of the registrant's classes of common stock as of November 5, 1999:

                   Title of Class                    Shares Outstanding
          Common Stock, $0.001 par value                  6,086,554

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties such as, but not limited to, expected market conditions and Year 2000 readiness, that may cause the Company's actual results in future periods to differ from the
discussions of  future performance included herein.   In the context of forward-
looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



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

Part I.  Financial Information

Item 1.  Financial Statements




                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)



                                                      For the Three-Months Ended                     For the Nine-Months Ended
                                                             September 30                                   September 30
                                                --------------------------------------          -----------------------------------
                                                    1999                     1998                   1999                   1998
                                                -------------            -------------          -------------          ------------
Net sales                                            $16,110                  $15,977                $46,083                $59,489
Cost of products sold                                 14,210                   13,141                 41,111                 48,940
Selling and administrative expenses                    1,007                    1,149                  2,991                  3,625
                                              --------------           --------------         --------------         --------------

Operating income                                         893                    1,687                  1,981                  6,924
Other income (expenses), net                            (170)                    (129)                  (496)                   (54)

                                              --------------           --------------         --------------         --------------

Income before taxes                                      723                    1,558                  1,485                  6,870
Income taxes                                             268                      576                    550                  2,542
                                              --------------           --------------         --------------         --------------

Net income                                           $   455                  $   982                $   935                $ 4,328
                                              ==============           ==============         ==============         ==============
Earnings per common share
         Basic                                       $  0.07                  $  0.16                $  0.15                $  0.69
                                              ==============           ==============         ==============         ==============

         Diluted                                     $  0.07                  $  0.16                $  0.15                $  0.68
                                              ==============           ==============         ==============         ==============

The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             September 30, 1999       December 31, 1998
                                                                                 (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                     $   296                   $ 1,437
     Accounts receivable (less allowance for doubtful
      accounts of $403 and $358)                                                    11,376                     8,843
     Inventory                                                                      17,157                    16,182
     Other current assets                                                            1,646                     1,980
                                                                                   -------                   -------
       Total current assets                                                         30,475                    28,442
Property, plant and equipment, net                                                  37,002                    35,710
Other assets                                                                           285                       298
                                                                                   -------                   -------
       Total assets                                                                $67,762                   $64,450
                                                                                   =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable and bank overdrafts                                    $ 6,889                   $ 4,311
     Current portion of long-term debt                                               1,829                     1,117
     Accrued employment costs                                                          801                       957
     Other current liabilities                                                         420                       228
                                                                                   -------                   -------
       Total current liabilities                                                     9,939                     6,613
Long-term debt                                                                      10,752                    11,841
Deferred taxes                                                                       4,518                     3,431
                                                                                   -------                   -------
       Total liabilities                                                            25,209                    21,885
                                                                                   -------                   -------

Commitments and contingencies                                                           --                        --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation value
      $100 per share; 2,000,000 shares authorized and 0 shares issued and outstanding
                                                                                        --                        --
     Common Stock, par value $.001 per share; 10,000,000 shares authorized;
      6,325,254 and 6,320,036 shares issued                                              6                         6
     Additional paid-in capital                                                     25,813                    25,787
     Retained earnings                                                              18,185                    17,250
     Treasury Stock at cost; 235,700 and 75,000
     common shares held                                                             (1,451)                     (478)
                                                                                   -------                   -------
       Total stockholders' equity                                                   42,553                    42,565
                                                                                   -------                   -------

Total liabilities and stockholders' equity                                         $67,762                   $64,450
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

                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                     For the Nine-Months Ended
                                                                                             September 30
                                                                                --------------------------------------
                                                                                   1999                      1998
                                                                                -----------              -------------
Cash flow from operating activities:
  Net income                                                                       $   935                   $  4,328
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                    1,549                      1,049
    Deferred taxes                                                                   1,087                      1,125
  Changes in assets and liabilities:
    Accounts receivable, net                                                        (2,533)                     2,537
    Inventory                                                                         (975)                    (1,538)
    Trade accounts payable and bank overdrafts                                       2,578                     (2,245)
    Accrued employment costs                                                          (156)                      (341)
    Other, net                                                                         523                     (1,506)
                                                                              ------------             --------------
       Net cash provided by operating activities                                     3,008                      3,409
                                                                              ------------             --------------
Cash flow from investing activities:
  Capital expenditures                                                              (2,825)                   (11,083)
                                                                              ------------             --------------
    Net cash used in investing activities                                           (2,825)                   (11,083)
                                                                              ------------             --------------
Cash flow from financing activities:
  Borrowings from long-term debt                                                        --                      9,346
  Proceeds from issuance of Common Stock                                                26                        215
  Net borrowing under revolving line of credit                                         285                     (1,562)
  Long-term debt payments                                                             (662)                      (278)
  Deferred financing costs                                                              --                        (49)
        Purchase of Treasury Stock                                                    (973)                        --
                                                                              ------------             --------------
    Net cash provided by (used in)  financing activities                            (1,324)                     7,672
                                                                              ------------             --------------
  Net decrease in cash and cash equivalents                                         (1,141)                        (2)
  Cash and cash equivalents at beginning of period                                   1,437                        177
                                                                              ------------             --------------
  Cash and cash equivalents at end of period                                       $   296                   $    175
                                                                              ============             ==============

  Supplemental disclosure of cash flow information:
     Interest paid (net of capitalization)                                         $   560                   $    145
     Income taxes paid                                                             $   158                   $  2,485




     The accompanying notes are an integral part of these financial statements

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, balance sheets as of September 30, 1999 and December 31, 1998, and statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the periods ended September 30, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.


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

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                      For the Three-Months Ended                 For the Nine-Months Ended
                                                              September 30                               September 30
                                                    ------------------------------             -------------------------------
                                                        1999              1998                     1999               1998
                                                    ------------       -----------             -------------      -----------
Weighted average number of shares
 of Common Stock outstanding                           6,097,417         6,315,450                 6,121,108          6,307,387

Assuming exercise of stock options and warrants
 reduced by the number of shares which could have
 been purchased with the proceeds from exercise
 of such stock options and warrants                            0                 0                         0             68,237
                                                    ------------       -----------              ------------       ------------

Weighted average number of shares
 of  Common Stock outstanding,
 as adjusted                                           6,097,417         6,315,450                 6,121,108          6,375,624
                                                    ============       ===========              ============       ============

4)  The major classes of inventory are as follows (dollars in thousands):

                                                                         September 30, 1999                     December 31, 1998
     Raw materials and supplies                                                     $ 2,237                               $ 2,358
     Semi-finished steel products                                                    12,044                                11,152
     Operating materials                                                              2,876                                 2,672
                                                                       --------------------                  --------------------

     Total inventory                                                                $17,157                               $16,182
                                                                       =====================                 =====================


5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                      September 30, 1999                       December 31, 1998
       Land and land improvements                                                $ 1,033                                 $   822
       Buildings                                                                   2,914                                   2,591
       Machinery and equipment                                                    36,728                                  31,903
       Construction in progress                                                    1,121                                   3,655
                                                                  ----------------------                  ----------------------
                                                                                  41,796                                  38,971
       Accumulated depreciation                                                   (4,794)                                 (3,261)
                                                                  ----------------------                  ----------------------
       Property, plant and equipment, net                                        $37,002                                 $35,710
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

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales by product line and cost of products sold for the three- and nine-month periods ended September 30, 1999 and 1998 were as follows (dollars in thousands):

                                        For the Three-Months Ended  For the Nine-Months Ended
                                               September 30                September 30
                                        --------------------------  -------------------------
                                           1999          1998             1999         1998
                                         --------     ---------         --------     --------
Net sales

  Stainless steel                        $13,555        $12,393          $37,813       $44,085
  Tool steel                               1,347          1,292            4,282         5,985
  High temperature alloy steel               447            631            1,649         3,276
  Conversion services                        365            784            1,507         3,324
  Other                                      396            877              832         2,819
                                     -----------     ----------         --------    ----------
    Total net sales                      $16,110        $15,977          $46,083       $59,489
                                     -----------     ----------         --------    ----------
Cost of products sold
  Raw materials                            6,004          5,717           16,665        22,669
  Other                                    8,206          7,424           24,446        26,271
                                     -----------     ----------         --------    ----------
    Total cost of products sold           14,210         13,141           41,111        48,940
                                     -----------     ----------         --------    ----------
Selling and administrative
   Expenses                                1,007          1,149            2,991         3,625
                                     -----------     ----------         --------    ----------
Operating income                         $   893        $ 1,687          $ 1,981       $ 6,924
                                     ===========     ==========         ========    ==========


THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SIMILAR PERIODS IN 1998

The increase in net sales for the three-month period ended September 30, 1999 as compared to the similar period in 1998 is primarily due to higher shipments of reroller products and power generation products, which was partially offset by lower shipments of aerospace products and reduced levels of conversion services. The decrease in net sales for the nine-month period ended September 30, 1999 as compared to the similar period in 1998 reflects decreased shipments within each product line primarily due to imports. The Company shipped approximately 10,625 and 10,594 tons for the three-month periods ended September 30, 1999 and 1998, respectively, and 32,108 and 38,854 tons for the nine-month periods ended September 30, 1999 and 1998.

Costs of products sold, as a percentage of net sales, was 88.2% and 82.2% for the three-month periods ended September 30, 1999 and 1998, respectively, and was 89.2% and 82.3% for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase is primarily attributed to the lower pricing resulting from foreign competition described above, increased raw material costs and increased energy costs. Mechanical problems at the Bridgeville bar mill during the three-month period ended March 31, 1999 and start-up costs incurred at the Bridgeville round bar facility also contributed to the increased production costs for the first nine months of 1999.

Selling and administrative costs decreased $142,000 for the three-month period ended September 30, 1999 as compared to September 30, 1998 and decreased $634,000 for the nine-month period ended September 30, 1999 as compared to September 30, 1998. The 1999 decrease is primarily due to lower charges to the cash incentive plans, sales commissions and insurance costs.

Other income (expense), net decreased $41,000 in the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998 and decreased $442,000 in the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998. The decreases were primarily due to interest expense associated with increased borrowings. In addition, other income (expense), net for the nine-month period ended September 30, 1998 included the benefit of a $200,000 government grant received in connection with the expansion of operations at the Bridgeville facility.

The effective income tax rate utilized in the three-and nine-month periods ended September 30, 1999 and 1998 was 37.0%.

FINANCIAL CONDITION

The Company has financed its 1999 operating activities to date through cash flows from operations and cash on hand at the beginning of the period. The ratio of current assets to current liabilities decreased from 4.3:1 at December 31, 1998 to 3.1:1 at September 30, 1999. The percentage of debt to capitalization was 23% at December 31, 1998 and at September 30, 1999. The decrease in the ratio of current assets to current liabilities is primarily due to an increase in accounts payable, an increase in the current portion of long-term debt and the repurchase of Common Stock. The Company repurchased 163,700 shares of Common Stock at an average price of $6.04 per share during the nine-month period ended September 30, 1999. The Company is authorized to repurchase an additional 76,300 shares.

The Company's capital expenditures approximated $2.8 million for the nine-month period ended September 30, 1999, which primarily related to the completion of the round bar finishing facility located at the Bridgeville facility. At September 30, 1999, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.5 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of September 30, 1999, the Company had $6.2 million available for borrowings under a revolving line of credit with PNC Bank.

The Company anticipates that it will continue to fund its 1999 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings under its credit facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

YEAR 2000

The following statements are provided pursuant to the provisions of the Year 2000 Information and Readiness Disclosure Act of 1998.

Since inception in August 1994, the Company has been engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems were designed to avoid any Year 2000 problems that might otherwise arise. In addition, the Company has identified and tested all other critical pieces of equipment and has not identified any non-compliance issues not corrected as of September 30, 1999. Therefore, the Company believes that its internal systems will be Year 2000 compliant in all material respects.

The Company currently believes the most significant impact of the Year 2000 issue could be an interrupted supply of goods and services from the Company's vendors and an interrupted supply of orders from the Company's customers. In order to assess the state of readiness, surveys sent to all major vendors and customers confirmed that efforts to become Year 2000 compliant are, at a minimum, in process. The Company is continuing to monitor the progress of its significant customers and suppliers and will implement it's contingency plans, if necessary.

OUTLOOK

The Company anticipates that its 1999 fourth quarter sales will be higher than 1999 third quarter sales due to increased demand and higher selling prices resulting from the pass through of higher raw material costs. An improved sales mix caused by increased demand for power generation products and the successful implementation of several initiatives to improve the Company's production capabilities for bar mill products are expected to improve the Company's results in the 1999 fourth quarter in comparison to the prior 1999 quarters.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISKS

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

             27.1   Financial Data Schedule

     b. The Company filed no reports on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


Date:     November 5, 1999           /s/ Clarence M. McAninch
        ---------------------------  -------------------------------------------
                                     Clarence M. McAninch
                                     President and Chief Executive Officer


Date:     November 5, 1999           /s/ Richard M. Ubinger
        ---------------------------  -------------------------------------------
                                     Richard M. Ubinger
                                     Chief Financial Officer and Treasurer
                                     (Principal Accounting Officer)