Form 10-K
period 1999-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2000-03-30
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                            _____________________

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                    OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from ______ to ______


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

                                Yes [X]      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2000, based on the closing price of $7.0625 per share on that date, was $21,262,094. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 27, 2000, there were 6,072,516 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999, and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 23, 2000, are incorporated by reference into Parts II, III and IV of this Form 10-K.

                               TABLE OF CONTENTS

PART I

  Item 1.         Business................................................................   1
  Item 2.         Properties..............................................................   7
  Item 3.         Legal Proceedings.......................................................   9
  Item 4.         Submission of Matters to a Vote of Security Holders.....................   9
PART II

  Item 5.         Market for the Registrant's Common Stock and Related Stockholder
                         Matters..........................................................  10
  Item 6.         Selected Financial Data.................................................  11
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                         of Operations....................................................  11
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risks.............  11
  Item 8.         Financial Statements and Supplementary Data.............................  11
  Item 9.         Changes in and Disagreements With Accountants on Accounting and
                         Financial Disclosure.............................................  11

PART III

  Item 10.        Directors and Executive Officers of the Company.........................  12
  Item 11.        Executive Compensation..................................................  12
  Item 12.        Security Ownership of Certain Beneficial Owners and Management..........  12
  Item 13.        Certain Relationships and Related Transactions..........................  12

PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  13

                                    PART I

ITEM 1.   BUSINESS

General

Universal Stainless & Alloy Products, Inc. (the "Company"), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company's products are sold to rerollers, forgers, service centers and original equipment manufacturers. The Company's customers further process its products for use primarily in the heavy equipment manufacturing, power generation and aerospace industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company's production facilities or that are subject to their own capacity constraints.

The Company's products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. At the Bridgeville facility, the Company produces its specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). The semi-finished long products are primarily used by customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce fine-gauge plate, sheet and strip products.
The finished bar products manufactured by the Company are primarily used by service center customers for distribution to a variety of customers. The Company also produces customized shapes primarily for original equipment manufacturers that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department ("PRP"), located at the Titusville facility.

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

The Company primarily manufactures its products within the following specialty steel product lines:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it unique qualities of resistance to rust, corrosion and heat, high strength, good wear characteristics, natural attractiveness and ease of maintenance. Stainless steel is used, among other applications, in the automotive, aircraft and aerospace industries and in the manufacture of food handling, chemical processing, and pollution control and medical and health equipment. The large number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable them to form, cut, shape and shear other materials in the manufacturing process.
Heating and cooling at precise rates in the heat treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, pharmaceuticals, electronics, optics and paper and aluminum extrusions.

High Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have a very high nickel content relative to other types of specialty steels. High temperature alloy steels are manufactured for use generally in the aerospace industry.

High Strength Low Alloy Steel. High strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy element of nickel, chrome and molybdenum in such steels typically exceed the alloy element of carbon steels but not that of high temperature alloy steel.

Net sales by principal product line were as follows (dollars in thousands):


Year ended December 31,                  1999            1998          1997
                                         ----            ----          ----
Stainless steel                         $55,255        $53,661        $60,700
Tool steel                                6,055          7,548         10,467
High-temperature alloy steel              2,124          4,387          2,636
Conversion service                        1,807          3,690          4,834
Other                                     1,422          3,309          2,664
                                        -------        -------        -------
                                        $66,663        $72,595        $81,301
                                        -------        -------        -------

Raw Materials

Scrap Metal

The Company's major raw material is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased in the open market through a number of scrap brokers and dealers or by direct purchase. The Company purchases approximately 80% of its scrap metal from three principal domestic suppliers. The long-term demand for scrap metal and its importance to the domestic specialty steel industry is expected to increase as demand for specialty steel products increases. In addition, the importance of scrap metal will be further enhanced as steel makers continue to
expand scrap metal-based electric furnace capacity.   The high quality of the
Company's products requires use of premium grades of scrap metal, the supply of which is limited. The Company has not experienced difficulty to date in purchasing adequate scrap metal for its production processes. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future.

Alloys

The Company purchases various materials for use as alloy additions, some of which come from Canada (principally nickel) and other foreign countries. South African manufacturers supply certain alloys (principally chrome). Any political disruptions in that country could interfere with the delivery of those materials.

PRP Starting Materials

PRP's principal starting materials consist of metallic flat bar, extruded "near shaped" bar and coiled strip, which the Company cold rolls to customer specifications to produce special shapes. The Company generally purchases those starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material for PRP will continue to be available in sufficient quantities for the foreseeable future.

The cost of raw material is approximately 40% of the Company's total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for 30 days. These arrangements may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices. In addition, the Company may also be protected by an alloy surcharge mechanism covering nickel, chrome and molybdenum.

Customers

The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. The Company has a supply agreement with its primary customer, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation to provide an average of 1,750 tons of stainless steel reroll billet products per month. In December 1999, the agreement was extended through June 2001. For the year ended December 31, 1999, Talley Metals and its affiliates accounted for 48% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales for the year ended December 31, 1999.

The Company's five largest customers in the aggregate accounted for approximately 66% of net sales. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The Company's customer base increased from 200 at December 31, 1998 to 235 at December 31, 1999.

The Company's products are marketed directly to its customers by Company personnel, including the Company's President and Chief Executive Officer, its PRP General Manager, five full-time sales persons and two independent sales representatives. In view of the relatively small number of prospective customers, the strong business relationships maintained with its existing customers and the thorough product knowledge possessed by those management and marketing persons, the Company believes its sales force is adequate for its current and immediately foreseeable needs.

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished
products and in sixteen weeks or less for its finished products.   The Company's
backlog of orders on hand as of December 31, 1999, was approximately $14.5 million as compared to $10.8 million at the same time in 1998. The increase in backlog of orders on hand as of December 31, 1999 as compared to December 31, 1998 primarily resulted from declining import levels during 1999 and higher demand for products required by the power generation industry. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

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

Major competitors of the Company in the specialty steel market include fully integrated specialty steel producers such as Allegheny Technologies, Inc.; Carpenter Technology Corporation; Empire Specialty Steel Inc. (formerly AL Tech Specialty Steel Corporation); Slater Steels Corporation; and The Timken Company. Although Electralloy, a subsidiary of G.O. Carlson Inc., and First Mississippi Steels, Inc. generally produce only stainless steel ingots, they can also compete with the Company by utilizing outside conversion services. Additionally, there are several smaller electric arc furnace melt shops that also produce specialty steel. The major competitors of the Company in the special shapes market served by

PRP include Rathbone Precision Metals, Inc., a subsidiary of Carpenter Technology Corporation; Precision Shapes, Inc.; and J.T. Slocomb Company.

Competition in the Company's markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality while keeping production costs at competitive levels is essential to the Company's ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders is currently, and is expected to remain, important in the specialty steel market. The Company believes its universal rolling mill provides it with a competitive advantage as the only domestic mill that can produce both long product and flat rolled product. The Company believes it has the ability to fill customers' orders in a shorter lead time for delivery than a fully-integrated specialty steel mill currently can achieve, which provides it with another competitive advantage. The short lead-time may also enable the Company to avoid maintaining a high level of inventory of raw materials, thereby reducing the Company's cost of production.

The domestic specialty steel industry is frequently affected by general economic conditions. Further, the Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factors that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's specialty steel products.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steel Workers of America (USWA) employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employee's interests and those of the Company's stockholders. At December 31, 1999, the Company had 229 employees at its Bridgeville facility and 48 employees at its Titusville facility, of whom 183 and 41 were USWA members, respectively.

In August 1997, the Company and the USWA completed negotiation of a new five-year comprehensive collective bargaining agreement (the "Bridgeville CBA") that recognizes the USWA as the exclusive representative for the Company's hourly Bridgeville employees with respect to the terms and conditions of their employment. The basic structure of the Bridgeville CBA is similar to the original four-year agreement, which contained certain wage, benefit, and work rule terms, which permitted the Company to be competitive in the domestic specialty steel industry.

In February 2000, the Company and the USWA completed negotiation of a new sixty-seven (67) month comprehensive collective bargaining agreement (the "Titusville CBA"). The Titusville CBA is similar to the original five-year agreement.

The Company has profit-sharing plans that cover certain salaried employees and all hourly employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. The Company maintains separate 401(k) retirement plans for its hourly and salary employees. Pursuant to each plan, participants may elect to make pre-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions are not permitted under the plans. In addition, the Company is required to make periodic contributions to the plans based on service. The Company also provides life insurance and health coverage for its hourly and salary employees.

Armco Agreement

Armco, which merged with and into AK Steel in 1999, the former owner of certain assets of the Company ("Armco"), retained responsibility for any employee benefit obligations existing prior to August 15, 1994 with respect to persons previously employed at the Bridgeville facility. In addition, Armco agreed to indemnify the Company up to $3.0 million in the aggregate with respect to any such liabilities that may arise prior to August 15, 2004.

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

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers' compensation premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers

The following table sets forth, as of December 31, 1999, certain information with respect to the executive officers of the Company:

     NAME (AGE)                               EXECUTIVE OFFICER SINCE                    POSITION
     Clarence M. McAninch (64)                       1994                  President and Chief Executive Officer

     A. Bruce Kennedy (41)                           1998                  Vice President, Operations

     Paul McGrath (48)                               1996                  Director of Employee Relations,
                                                                           General Counsel and Secretary

     Richard M. Ubinger (40)                         1994                  Chief Financial Officer and Treasurer

Clarence M. McAninch, 64, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

A. Bruce Kennedy, 41, has been Vice President, Operations since August 1998.
Mr. Kennedy was employed by Kurtz Steel Company for the previous 17 years, most recently as President and Chief Executive Officer from January 1991 to May 1998.

Paul A. McGrath, 48, has been General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 40, has been Chief Financial Officer and Principal Accounting Officer of the Company since August 1994, and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

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

Significant Customer and Concentrated Customer Base

For the year ended December 31, 1999, the Company's largest customer, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for approximately 48% of the Company's net sales. The Company's five largest customers in the aggregate accounted for approximately 66% of net sales. An adverse change in, or termination of, the Company's relationship with one or more of its major customers or one or more of its
market segments could have a material adverse effect upon the Company.   In
addition, a number of the Company's customers are also competitors of the Company. See "Business--Customers" and "Business--Competition".

Reliance on Critical Manufacturing Equipment

The Company's manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as the Company's electric arc-furnace and universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company's operations would not be substantially curtailed which may have a negative effect on the Company's financial results. See "Properties."

Competition

The Company competes with domestic and foreign sources of specialty steel products. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factors that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's semi-finished products. Additionally, the Company's products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and
foreign enterprises.    Competition in the Company's field is intense and is
expected to continue to be so in the foreseeable future.         There can be no
assurance that the Company will be able to compete successfully in the future. See "Business--Competition."

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations ("Environmental Laws") governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property and operates equipment previously owned and used in the manufacture of steel products by Armco. In connection with the acquisition of the Bridgeville facility assets, Armco agreed to retain responsibility for certain environmental liabilities and agreed to indemnify the Company for environmental liabilities existing prior to August 15, 1994.
Because the indemnification is the Company's primary remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. The Armco indemnities do not cover any liability incurred with respect to violations of Environmental Laws enacted after August 15, 1994, with respect to the Bridgeville facility, or after June 2, 1995, with respect to the Titusville facility. There is no assurance that the Company will not incur any such liability. See "Properties--Environmental Compliance."

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently account for approximately 40% of the Company's total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. In addition, the supply of premium grades of scrap metal used by the Company is more limited than the supply of lower grades of scrap metal. Further, nickel and chrome, key ingredients in certain alloys produced by the Company and significant cost components, are available substantially only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company's results of operations. In addition, significant increases in the price of the Company's principal raw materials could adversely affect the Company's financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

ITEM 2.   PROPERTIES

The Company leases its Bridgeville facility from Armco (the "Bridgeville Lease") and owns the Titusville facility. The Bridgeville Lease is for ten years commencing on August 15, 1994, which includes the payment by the Company of real and personal property taxes, water and sewage charges, special assessment and insurance premiums associated therewith. The Bridgeville Lease also provides for three five-year options to renew on the same terms at the sole discretion of the Company. In addition, the Bridgeville Lease provides the Company with an option to purchase substantially all of the leased premises for $1 any time during the term of the Bridgeville Lease prior to August 15, 2015. The building that houses the electro-slag remelting equipment, which is nearby, but not contiguously located, to the other facilities, is included in the ten-year initial lease term only. The Company anticipates relocating the equipment it owns in that facility in close proximity to the melt shop complex in an existing building prior to the expiration of that initial ten-year term. The Bridgeville Lease is assignable with the written consent of Armco, which consent cannot be unreasonably withheld. The Company is responsible for compliance with all environmental laws related to the property subsequent to August 15, 1994, subject to liabilities Armco retained and indemnification obligations under the asset agreement related to the Bridgeville facility (the "Asset Agreement").

The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill
operations.   In early 1999, the Company successfully completed the round-bar finishing facility at the Bridgeville location. The facility includes heat-treating and processing equipment that enables the Company to produce completely finished 2-inch to 6-inch round bar products.

The Titusville facility consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

Specialty steel production is a capital-intensive industry. The Company believes that its facilities and equipment are suitable for its present needs. The Company believes, however, that it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and to enable it to manufacture quality products and provide delivery and other support service assurances to its customers.


Environmental Compliance

The Company is subject to Environmental Laws, including those governing discharges of pollutants into the air and water, the generation, handling and disposal of hazardous and non-hazardous substances. The Company may be liable for the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices. The Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. The Company has not made to date and does not anticipate making any significant expenditure for environmental control facilities. Environmental costs could be incurred which may be significant, related to environmental compliance at any time or from time to time in the future.

Bridgeville Facility

The Company has not incurred to date and does not anticipate incurring any significant remediation costs from environmental conditions at the Bridgeville facility. The Company does not expect that any remediation that may be required at the Bridgeville facility will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company operates production and processing equipment, which it owns, on real property that is leased from Armco. Armco remains contractually obligated for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which stem from any operations or activities at the leased Bridgeville facility prior to August 15, 1994. In addition, Armco has agreed to indemnify the Company against any liability arising from any of those matters with respect to the Bridgeville facility to the extent of $6.0 million in the aggregate until 2004. Armco has further agreed (subject to the indemnity limits) to pay up to up to $1.0 million for certain non-recoverable operating costs should the Company's business be interrupted as a result of Environmental Law violations that stem from occurrences prior to August 15, 1994. Except as required by law or for the protection of public health or the safety of its employees, the Company is contractually prohibited from taking voluntary or discretionary action to accelerate or delay the timing, or increase the cost of, Armco's environmental obligations with respect to the Bridgeville facility.

Titusville Facility

The Company operates its production and processing equipment that was acquired from Armco on real property the Company owns. Armco has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters that pertain to environmental conditions existing on or under the Titusville facility prior to June 2, 1995. In addition, Armco has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation. In connection with the acquisition of the Titusville facility, the Company conducted a Phase I and Phase II environmental study (the "Study") of the parcel of real estate acquired. The Company believes the amount and terms of Armco's indemnity are sufficient to protect the Company against environmental liabilities arising at the Titusville facility from environmental conditions existing as of June 2, 1995. The Study noted that as is typical of the Titusville,

Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present at above applicable cleanup standards, reflecting the fact that this area contains natural petroleum deposits and that petroleum-refining operations had been conducted nearby. To date, no environmental governmental authority has contacted the Company concerning this matter. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville facility for the local hydrocarbon contamination. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco, except as required by law or for the protection of public health or for the safety of its employees, the Company shall bear such accelerated or increased cost. Any accelerated or increased cost of an environmental obligation retained by Armco resulting from the Company seeking financing or from the sale of less than a controlling interest in the voting stock of the Company shall be borne equally by Armco and the Company.

The Company's primary remedies for reimbursement from Armco for losses stemming from pre-closing environmental conditions at each of the Bridgeville facility and the Titusville facility are the indemnities agreed to with respect to each of the facilities. The Company believes the amount and terms of the Armco indemnities are sufficient to protect the Company against environmental liabilities arising from environmental conditions prior to August 15, 1994, with respect to the Bridgeville facility, and prior to June 2, 1995, with respect to the Titusville facility. There can be no assurance, however, that those indemnities will fully cover all environmental liabilities incurred by the Company and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so. See "Risk Factors--Environmental Issues."


ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

At December 31, 1999, a total of 6,330,416 shares of the Company's Common Stock, par value $.001 per share, were issued and outstanding, and held by approximately 216 holders of record. 257,900 shares of the issued and outstanding Common Stock of the Company were held in treasury at December 31, 1999.

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

Price Range of Common Stock

The information called for by this item is set forth on page 26 of the Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

Preferred Stock

The Company's Certificate of Incorporation provides that the Company may, by vote of its Board of Directors, issue the Preferred Stock in one or more series. The Preferred Stock may have rights, preferences, privileges and restrictions thereon, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.


The Company has no outstanding Preferred Stock and has no plans to issue any of the authorized Preferred Stock.

Dividends

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. Restrictions contained in the Company's Credit Agreement with PNC currently prohibit the payment of cash dividends on Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 27 of the Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 10 through 13 of the Annual Report to Stockholders for the year ended December 31, 1999, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Prices for the Company's raw materials are subject to frequent market fluctuations. The Company does not maintain long term supply agreements for its raw material needs. Raw material price increases are normally off-set by selling price increases and surcharges.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 1999, the Company's total long-term debt, including the current portion was $11,841,000. Of that amount, $2,541,000 has fixed rates and $9,300,000 bears a variable rate. Assuming a 10% increase in interest rates on the Company's variable rate (an increase from the December 31, 1999 interest rate of 8.0% to an interest rate of 8.8%), annual interest expense would be approximately $74,000 higher based on the December 31, 1999 balance of variable rate debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 14 through 25 of the Annual Report to Stockholders for the year ended December 31, 1999, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 23, 2000, under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-
K:

1)   Consolidated Financial Statements:

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 14 through 25 of the accompanying Annual Report, are incorporated by reference in this Form 10-K Annual Report.

2)   Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3)   Exhibits:

EXHIBIT
-------
NUMBER                                             DESCRIPTION                                                             PAGE NO.
-------                                            -----------                                                             -------
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

3.1        Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to
           Registration No. 33-85310).

3.2        By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310).

4.1        Specimen Copy of Stock Certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

EXHIBIT
-------
NUMBER                                              DESCRIPTION                                                       PAGE NO.
-------                                             -----------                                                       -------
10.3      Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.9 to Registration No. 33-85310).

10.4      Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-85310).

10.5      Employment Agreement, dated November 20, 1998 by and between the Company and Clarence M. McAninch (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998).

10.6      Employment Agreement, dated August 15, 1998, by and between the Company and Daniel J. DeCola, Sr. (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998).

10.7      Employment Agreement, dated August 1, 1998, by and between the Company and A. Bruce Kennedy (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

EXHIBIT
-------
NUMBER                                             DESCRIPTION                                                           PAGE NO.
-------                                            ----------                                                            -------
10.17     Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the
          Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.18     First Amendment to Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National
          Association (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for
          the year ended Decenber 31, 1998).

10.19     Supply Contract Agreement, dated as of January 1, 1999, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technologies Corporation as amended as of December 15, 1999 by and between the Company and Talley Metals Technology, Inc. (filed herein).

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

13.01     Selected pages of the Company's 1999 Annual Report to Stockholders incorporated by reference in Parts II and
          IV of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

23.01     Consent of PricewaterhouseCoopers LLP.

24.01     Powers of Attorney (included on the signature page hereto).

27.01     Financial Data Schedule

(b) The following reports on Form 8-K were filed during the fourth quarter of 1999:

    None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                      UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                                      By: /s/ C. M. McAninch
                                          ------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer


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

SIGNATURE                          TITLE                                      DATE
---------                          -----                                      ----
/s/ C. M. McAninch                 President, Chief Executive Officer         March  30, 2000
-----------------------------      And Director (Principal Executive
Clarence M. McAninch                Officer)

/s/ Richard M. Ubinger             Chief Financial Officer and Treasurer,     March  30, 2000
-----------------------------      (Principal Financial and Accounting
Richard M. Ubinger                  Officer)

/s/ Douglas M. Dunn                Director                                   March  30, 2000
-----------------------------
Douglas M. Dunn

/s/ George F. Keane                Director                                   March  30, 2000
-----------------------------
George F. Keane

/s/ Udi Toledano                   Director                                   March  30, 2000
-----------------------------
Udi Toledano

/s/ D. Leonard Wise                Director                                   March  30, 2000
-----------------------------
D. Leonard Wise