Form 10-Q
period 2000-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2000-05-12
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         -----------------------------

                                   FORM 10-Q



      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 2000

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

                              Yes X           No
                                 ---            -----

     As of April 30, 2000, there were 6,072,516 outstanding shares of the Registrant's Common Stock, $.001 par value.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties such as but not limited to expected market conditions that may cause the Company's actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

                       INDEX                                                                     PAGE NO.
 PART I.               FINANCIAL INFORMATION

      Item 1.          Financial Statements

                             Consolidated Condensed Statements of Operations                        2

                             Consolidated Condensed Balance Sheets                                  3

                             Consolidated Condensed Statements of Cash Flows                        4

                             Notes to the Consolidated Condensed Financial Statements               5

       Item 2.         Management's Discussion and Analysis of Financial Condition and              7
                       Results of Operations

       Item 3.         Quantitative and Qualitative Disclosures About Market                        9
                       Risk

 PART II.              OTHER INFORMATION

       Item 6.         Exhibits and Reports on Form 8-K                                             10

 SIGNATURES                                                                                         11

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)


                                                                                        For the
                                                                                 Three-month period ended
                                                                                         March 31,
                                                                                2000                 1999
                                                                                ----                 ----
         Net sales                                                                $18,089              $14,488
         Cost of products sold                                                     15,403               12,961
         Selling and administrative expenses                                        1,102                1,014
                                                                            -------------        -------------
         Operating income                                                           1,584                  513


         Interest expense and other financing costs                                  (222)                (146)
         Other income (expense), net                                                   16                   --
                                                                            -------------        -------------
         Income before taxes                                                        1,378                  367
         Income taxes
                                                                                      482                  136
                                                                            -------------        -------------

         Net income                                                               $   896              $   231
                                                                            =============        =============

         Earnings per common share
              Basic                                                               $  0.15              $  0.04
                                                                            =============        =============
              Diluted                                                             $  0.15              $  0.04
                                                                            =============        =============

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                             March 31, 2000                December  31, 1999
                                                                                 (Unaudited)
        ASSETS
        Current assets
                 Cash and cash equivalents                                          $     269                      $     868
                 Accounts receivable (less allowance for doubtful
                      accounts of $433 and $418)                                       12,401                         12,113
                 Inventory                                                             18,429                         15,730
                 Other current assets                                                   1,668                          1,564
                                                                                    ---------                      ---------
                      Total current assets                                             32,767                         30,275
        Property, plant and equipment, net                                             37,427                         36,989
        Other assets                                                                    1,026                            915
                                                                                    ---------                      ---------
                      Total assets                                                  $  71,220                      $  68,179
                                                                                    =========                      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
                 Trade accounts payable and bank overdrafts                         $   8,082                      $   6,584
                 Current portion of long-term debt                                      1,838                          1,836
                 Accrued employment costs                                               1,046                            727
                 Other current liabilities                                                904                            328
                                                                                    ---------                      ---------
                      Total current liabilities                                        11,870                          9,475
        Long-term debt                                                                  9,548                         10,005
        Deferred taxes                                                                  5,253                          5,046
                                                                                    ---------                      ---------
                      Total liabilities                                                26,671                         24,526
                                                                                    ---------                      ---------

        Commitments and contingencies                                                      --                             --

        Stockholders' equity
                 Senior Preferred Stock, par value $.001 per share;
                     liquidation value $100 per share; 2,000,000
                     shares authorized; 0 shares issued and
                     outstanding                                                           --                             --
                 Common Stock, par value $.001 per share;
                     10,000,000 shares authorized; 6,330,416 and
                     6,330,416 shares issued & outstanding                                  6                              6
                 Additional paid-in capital                                            25,838                         25,838
                 Retained earnings                                                     20,249                         19,353
                 Treasury Stock at cost;  257,900 and 257,900
                   common shares                                                       (1,544)                        (1,544)
                                                                                    ---------                      ---------
                      Total stockholders' equity                                       44,549                         43,653
                                                                                    ---------                      ---------

                      Total liabilities and stockholders' equity                    $  71,220                      $  68,179
                                                                                    =========                      =========


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                          For the
                                                                                                 Three-month period ended
                                                                                                         March 31,
                                                                                               2000                     1999
                                                                                               ----                     ----
            Cash flow from operating activities:
                Net income                                                                   $    896                  $    231
                Adjustments to reconcile to net cash and cash equivalents
                Provided by operating activities:
                     Depreciation and amortization                                                561                       480
                     Deferred taxes                                                                65                       322
                Changes in assets and liabilities:
                     Accounts receivable, net                                                    (288)                   (1,659)
                     Inventory                                                                 (2,699)                       61
                     Trade accounts payable and bank overdrafts                                 1,498                     1,491
                     Other, net                                                                   818                       696
                                                                                          -----------               -----------
                        Net cash provided by operating activities                                 851                     1,622
                                                                                          -----------               -----------
            Cash flow from investing activities:
                Capital expenditures                                                             (995)                   (1,697)
                                                                                          -----------               -----------
                        Net cash used in investing activities                                    (995)                   (1,697)
                                                                                          -----------               -----------
            Cash flow from financing activities:
                Net borrowing under revolving line of credit                                       --                       117
                Long-term debt payments                                                          (455)                     (103)
                Purchase of Treasury Stock                                                         --                      (875)
                                                                                          -----------               -----------
                        Net cash used in financing activities                                    (455)                     (861)
                                                                                          -----------               -----------
                Net decrease in cash                                                             (599)                     (936)
                Cash and cash equivalents at beginning of period                                  868                     1,437
                                                                                          -----------               -----------
                Cash and cash equivalents at end of period                                   $    269                  $    501
                                                                                          ===========               ===========
                Supplemental disclosure of cash flow information:
                    Interest paid (net of amount capitalized)                                $     96                  $    105
                    Income taxes paid                                                        $    178                  $      3

         The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2000 and 1999, balance sheets as of March 31, 2000 and December 31, 1999, and statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2000 and December 31, 1999 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2000 and 1999, and are not necessarily indicative of the results to be expected for the full year.

2) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                                  For the Three-Month Periods Ended
                                                                                              March 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
         Weighted average number of shares
              of Common Stock outstanding                                            6,072,516             6,163,314

         Assuming exercise of stock options
              and warrants reduced by the
              number of shares which could
              have been purchased with the
              proceeds from exercise of such
              stock options and warrants                                                 3,568                    --
                                                                                   -----------           -----------

         Weighted average number of shares
              of Common Stock outstanding,
              as adjusted                                                            6,076,084             6,163,314
                                                                                   ===========           ===========



3)       The major classes of inventory are as follows (dollars in thousands):

                                                                          March 31, 2000                   December 31, 1999
                  Raw materials and supplies                                     $ 2,535                             $ 2,427
                  Semi-finished and finished steel products                       12,742                              10,208
                  products
                  Operating materials                                              3,152                               3,095
                                                                          --------------                   -----------------
                  Total inventory                                                $18,429                             $15,730
                                                                          ==============                   =================

4) Property, plant and equipment consists of the following (dollars in thousands):

                                                                         March 31, 2000                   December 31, 1999
                  Land and land improvements                                   $    822                            $    822
                  Buildings                                                       3,344                               3,337
                  Machinery and equipment                                        37,377                              37,329
                  Construction in progress                                        1,775                                 835
                                                                    -------------------                 -------------------
                                                                                 43,318                              42,323
                  Accumulated depreciation                                       (5,891)                             (5,334)
                                                                    -------------------                 -------------------

                  Property, plant and equipment, net                           $ 37,427                            $ 36,989
                                                                    ===================                 ===================

5) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         An analysis of the Company's operations for the three-month periods ended March 31, 2000 and 1999 is as follows (dollars in thousands):


                                                                                                        For the
                                                                                                Three-Month Periods Ended
                                                                                                        March 31,
                                                                                               2000                   1999
                                                                                               ----                   ----
         Net sales
              Stainless steel                                                                  $14,565                 $11,875
              Tool steel                                                                         2,227                   1,457
              High temperature alloy steel                                                         367                     646
              Conversion services                                                                  340                     473
              Other                                                                                590                      37
                                                                                        ---------------        ----------------
                  Total net sales                                                              $18,089                 $14,488
                                                                                        ---------------        ----------------
         Cost of products sold
              Raw materials                                                                      6,589                   4,963
              Other                                                                              8,814                   7,998
                                                                                        ---------------        ----------------
                      Total cost of products sold                                               15,403                  12,961
                                                                                        ---------------        ----------------
         Selling and administrative expenses                                                     1,102                   1,014
                                                                                        ---------------        ----------------
         Operating income                                                                      $ 1,584                 $   513
                                                                                        ===============        ================

Three-month period ended March 31, 2000 as compared to the similar period in
1999

The increase in net sales for the three-month period ended March 31, 2000 as compared to the similar period in 1999 reflects increased shipments within the forger, OEM and service center markets, partially offset by reduced shipments to the reroller market and conversion customers, as well as higher selling prices. The Company shipped approximately 10,800 tons during the three-month period ended March 31, 2000, compared to approximately 10,200 tons during the three-month period ended March 31, 1999. The increase in net sales and shipments resulted from an increased demand for product from the power generation industry, increased shipments of tool steel and finished bar products to the service center market and higher selling prices. The higher selling prices were a direct result of the implementation of an alloy surcharge mechanism in conjunction with rising raw material costs, and by the price increases placed into effect after September 1999.

Cost of products sold, as a percent of net sales, was 85.2% and 89.5% for the three-month periods ended March 31, 2000 and 1999, respectively. This decrease is primarily due to the impact of the alloy surcharge mechanism and sales price increases in effect during the three-month period ended March 31, 2000. Selling and administrative expenses remained relatively constant between 1999 and 2000.

Interest expense and other financing costs increased from $146,000 for the three-month period ended March 31, 1999 to $222,000 for the three-month period ended March 31, 2000 primarily due to a reduction in capitalized interest and higher interest rates on the PNC Term Loan.

The effective income tax rate utilized in the three-month periods ended March 31, 2000 and 1999 was 35% and 37%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2000.

FINANCIAL CONDITION

The Company has financed its operating activities during the three-month period ended March 31, 2000 through cash flows from operations and cash on hand at the beginning of the period. At March 31, 2000, working capital approximated $20.9 million, as compared to $20.8 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 2.8:1 at March 31, 2000. The debt to capitalization ratio was 20% at March 31, 2000, and 21% at December 31, 1999. The decrease in the ratio of current assets to current liabilities is primarily due to a decrease in cash which was used to fund debt payments and an increase in liabilities to fund operations due to an increase in product demand.

The Company's capital expenditures approximated $1.0 million for the three-month period ended March 31, 2000 which primarily related to the purchase of a billet grinder and other equipment for use at the Bridgeville facility. At March 31, 2000, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of March 31, 2000, the Company had $6.5 million available for borrowings under a revolving line of credit with PNC Bank.

There were no shares of Common Stock repurchased by the Company during the three-month period ended March 31, 2000. The Company is authorized to repurchase an additional 57,100 shares of Common Stock as of March 31, 2000.

The Company anticipates that it will fund its 2000 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2000 Outlook

The Company anticipates that its net sales for the three-month period ending June 30, 2000 will be higher than the three-month period ended March 31, 2000 as a result of improving demand from the power generation industry and the service center market. Net sales during the second half of 2000 can further improve over the first half of 2000 if demand from the service center market and the aerospace industry increases.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.       OTHER INFORMATION



Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

       a.      Exhibits

                       27.1     Financial Data Schedule

       b. No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
                Date:      May 12, 2000                                /s/ Clarence M. McAninch
                           -------------------------                   ___________________________________________________________
                                                                       Clarence M. McAninch
                                                                       President, Chief Executive Officer and Director
                                                                       (Principal Executive Officer)

                Date:      May 12, 2000                                /s/ Richard M. Ubinger
                           -------------------------                   ___________________________________________________________
                                                                       Richard M. Ubinger
                                                                       Chief Financial Officer and Treasurer
                                                                       (Principal Financial and Accounting Officer)