Form 10-Q
period 2000-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2000-08-11
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                         _____________________________

                                   FORM 10-Q




     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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


                            Yes   X   No
                                ----     -----

As of August 11, 2000, there were 6,072,564 outstanding shares of the Registrant's Common Stock, $.001 par value.

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

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                               For the                                      For the
                                                      Three-month period ended                       Six-month period ended
                                                              June 30,                                      June 30,
                                              ---------------------------------------         -------------------------------------
                                                       2000                    1999                   2000                   1999
                                                      -------                 -------                -------                -------
Net sales                                             $19,012                 $15,485                $37,101                $29,973
Cost of products sold                                  15,227                  13,940                 30,630                 26,901
Selling and administrative expenses                     1,433                     970                  2,535                  1,984
                                              ---------------          --------------         --------------         --------------

Operating income                                        2,352                     575                  3,936                  1,088
Interest expense and other financing costs               (231)                   (188)                  (458)                  (339)

Other income (expense), net                               (19)                      8                      2                     13
                                              ---------------          --------------         --------------         --------------
Income before taxes                                     2,102                     395                  3,480                    762
Income taxes                                              736                     146                  1,218                    282
                                              ---------------          --------------         --------------         --------------

Net income                                            $ 1,366                 $   249                $ 2,262                $   480
                                              ===============          ==============         ==============         ==============

Earnings per common share
  Basic                                               $  0.22                 $  0.04                $  0.37                $  0.08
                                              ===============          ==============         ==============         ==============
  Diluted                                             $  0.22                 $  0.04                $  0.37                $  0.08
                                              ===============          ==============         ==============         ==============





The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 June 30, 2000        December  31, 1999
                                                                                    (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                         $   358                   $   868
     Accounts receivable (less allowance for doubtful accounts of $448 and
      $418)                                                                             12,905                    12,113
     Inventory                                                                          20,483                    15,730
     Other current assets                                                                1,622                     1,564
                                                                                       -------                   -------
       Total current assets                                                             35,368                    30,275
Property, plant and equipment, net                                                      38,079                    36,989
Other assets                                                                               878                       915
                                                                                       -------                   -------

       Total assets                                                                    $74,325                   $68,179
                                                                                       =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable and bank overdrafts                                        $ 8,345                   $ 6,584
     Current portion of long-term debt                                                   1,828                     1,836
     Accrued employment costs                                                            1,396                       727
     Other current liabilities                                                           1,338                       328
                                                                                       -------                   -------
       Total current liabilities                                                        12,907                     9,475
Long-term debt                                                                          10,225                    10,005
Deferred taxes                                                                           5,253                     5,046
                                                                                       -------                   -------
       Total liabilities                                                                28,385                    24,526
                                                                                       -------                   -------

Commitments and contingencies                                                               --                        --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation value
      $100 per share; 2,000,000 shares authorized; and 0 shares issued and outstanding
                                                                                            --                        --
     Common Stock, par value $.001 per share; 10,000,000 shares authorized;
      6,334,739 and 6,330,416 shares issued
                                                                                             6                         6
     Additional paid-in capital                                                         25,863                    25,838
     Retained earnings                                                                  21,615                    19,353
     Treasury Stock at cost; 257,900
            common shares held                                                          (1,544)                   (1,544)
                                                                                       -------                   -------
       Total stockholders' equity                                                       45,940                    43,653
                                                                                       -------                   -------

Total liabilities and stockholders' equity                                             $74,325                   $68,179
                                                                                       =======                   =======

The accompanying notes are an integral part of these financial statements.

                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                       For the Six-month period ended
                                                                                                  June 30,
                                                                                     2000                             1999
                                                                                     ----                             ----
Cash flow from operating activities:

  Net income                                                                        $ 2,262                          $   480
  Adjustments to reconcile to net cash and cash equivalents
  provided by operating activities:
       Depreciation and amortization                                                  1,188                            1,014
       Deferred taxes                                                                    65                              702
  Changes in assets and liabilities:
       Accounts receivable, net                                                        (792)                          (2,086)
       Inventory                                                                     (4,753)                             684
       Trade accounts payable and bank overdrafts                                     1,761                            1,607
       Accrued employment costs                                                         669                               28
       Other, net                                                                     1,144                              879
                                                                              -------------                    -------------
          Net cash provided by operating activities                                   1,544                            3,308
                                                                              -------------                    -------------
Cash flow from investing activities:
  Capital expenditures                                                               (2,291)                          (2,420)
                                                                              -------------                    -------------
       Net cash used in investing activities                                         (2,291)                          (2,420)
                                                                              -------------                    -------------
Cash flow from financing activities:
  Proceeds from issuance of Common Stock                                                 25                               26
  Net borrowing under revolving line of credit                                        1,125                               --
  Long-term debt payments                                                              (913)                            (208)
  Purchase of Treasury Stock                                                             --                             (875)
                                                                              -------------                    -------------
       Net cash provided by (used in) financing activities                              237                           (1,057)
                                                                              -------------                    -------------
  Net decrease in cash                                                                 (510)                            (169)
  Cash and cash equivalents at beginning of period                                      868                            1,437
                                                                              -------------                    -------------
  Cash and cash equivalents at end of period                                        $   358                          $ 1,268
                                                                              =============                    ==============
  Supplemental disclosure of cash flow information:
       Interest paid (net of amount capitalized)                                    $   442                          $   345
       Income taxes paid                                                            $   627                          $     3




     The accompanying notes are an integral part of these financial statements

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, balance sheets as of June 30, 2000 and December 31, 1999, and statements of cash flows for the six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2000 and December 31, 1999 and the consolidated results of operations and of cash flows for the periods ended June 30, 2000 and 1999, and are not necessarily indicative of the results to be expected for the full year.



2) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                   For the                                   For the
                                                           Three-month period ended                   Six-month period ended
                                                                   June 30,                                  June 30,
                                                             2000               1999                 2000                 1999
                                                          ---------          ---------            ---------            ---------
Weighted average number of shares
  of Common Stock outstanding                             6,072,564          6,102,593            6,072,540            6,132,954

Assuming exercise of stock options and warrants
 reduced by the number of shares which could have
 been purchased with the proceeds from exercise
 of such stock options and warrants                           3,907                 --                3,738                   --
                                                     --------------      -------------      ---------------      ---------------

Weighted average number of shares
  of  Common Stock outstanding,
  as adjusted                                             6,076,471          6,102,593            6,076,278            6,132,954
                                                     ==============      =============      ===============      ===============


3)  The major classes of inventory are as follows (dollars in thousands):

                                                                           June 30, 2000                     December 31, 1999
Raw materials and supplies                                                       $ 1,769                               $ 2,427
Semi-finished and finished steel products                                         15,573                                10,208
Operating materials                                                                3,141                                 3,095
                                                                     -------------------                 ---------------------

Total inventory                                                                  $20,483                               $15,730
                                                                     ===================                 =====================

4) Property, plant and equipment consists of the following (dollars in thousands):

                                                                          June 30, 2000                       December 31, 1999
Land and land improvements                                                      $   822                                 $   822
Buildings                                                                         3,344                                   3,337
Machinery and equipment                                                          39,181                                  37,329
Construction in progress                                                          1,238                                     835
                                                                 ----------------------                  ----------------------
                                                                                 44,585                                  42,323
Accumulated depreciation                                                         (6,506)                                 (5,334)
                                                                 ----------------------                  ----------------------
Property, plant and equipment, net                                              $38,079                                 $36,989
                                                                 ======================                  ======================


5) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An analysis of the Company's operations for the three- and six-month periods ended June 30, 2000 and 1999 are as follows (dollars in thousands):

                                                            For the                                   For the
                                                    Three-Month Period Ended                   Six-Month Period Ended
                                                            June 30,                                  June 30,
                                                  2000                 1999                 2000               1999
                                               ---------            ---------          ----------            ---------
Net sales
  Stainless steel                                $15,604              $12,383             $30,169              $24,258
  Tool steel                                       2,028                1,478               4,255                2,935
  High temperature alloy steel                       398                  556                 765                1,202
  Conversion services                                448                  669                 788                1,142
  Other                                              534                  399               1,124                  436
                                               ---------            ---------          ----------            ---------
    Total net sales                              $19,012              $15,485             $37,101              $29,973
                                               ---------            ---------          ----------            ---------
Cost of products sold
  Raw materials                                    6,953                5,699              13,542               10,662
  Other                                            8,274                8,241              17,088               16,239
                                               ---------            ---------          ----------            ---------
    Total cost of products sold                   15,227               13,940              30,630               26,901
                                               ---------            ---------          ----------            ---------
Selling and administrative expenses                1,433                  970               2,535                1,984
                                               ---------            ---------          ----------            ---------
Operating income                                 $ 2,352              $   575             $ 3,936              $ 1,088
                                               =========       ==============          ==========            =========

Three- and six-month periods ended June 30, 2000 as compared to the similar periods in 1999

The Increase in net sales for the three- and six-month periods ended June 30, 2000 as compared to the similar periods in 1999 reflects an improved sales mix of products and price increases to cover higher material and energy costs, partially offset by a decrease in total tons shipped. The Company shipped approximately 9,700 tons and 11,300 tons for the three-month periods ended June 30, 2000 and 1999 respectively, and 20,549 tons and 21,514 tons for the six-month period ended June 30, 2000 and 1999, respectively. The improved sales mix of products was primarily due to increased shipments of power generation and aerospace products to the Company's reroller and forging market customers and of tool steel and bar mill products to the Company's service center customers. In addition, sales revenue from special shape products shipped to original equipment manufacturers increased by 70% and 56% for the three- and six-month periods ended June 30, 2000 in comparison to the similar periods in 1999.

Cost of products sold, as a percentage of net sales, was 80.1% and 90.0% for the three-month periods ended June 30, 2000 and 1999, respectively, and was 82.6% and 89.8% for the six-month periods ended June 30, 2000 and 1999, respectively. This decrease is primarily due to the impact of the change in the mix of products shipped, improved operating results at the bar mill and higher sales prices.

Selling and administrative expenses increased $463,000 in the three-month period ended June 30, 2000 as compared to June 30, 1999 and increased $551,000 for the six-month period ended June 30, 2000 as compared to June 30, 1999. The increases reflect higher employment costs and a non-recurring pre-tax bad debt charge of $142,000.

Interest expense and other financing costs increased by $43,000 in the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 and increased $119,000 in the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. The increases were primarily due to a reduction in capitalized interest, higher interest rates on the PNC Term Loan and interest expense associated with borrowings from the PNC revolving credit facility ("PNC Line").

The effective income tax rate utilized in the three-and six-month periods ended June 30, 2000 and 1999 was 35.0% and 37.0%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2000.


FINANCIAL CONDITION

The Company has financed its 2000 operating activities through cash flows from operations, cash on hand and borrowings from the PNC Line. At June 30, 2000, working capital approximated $22.5 million, as compared to $20.8 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 2.7:1 at June 30, 2000. The debt to capitalization was 21% at June 30, 2000 and December 31, 1999. The decrease in the ratio of current assets to current liabilities is primarily due to a decrease in cash and an increase in liabilities to fund operations due to an increase in product demand and higher raw material and energy costs.

The Company's capital expenditures approximated $2.3 million for the six-month period ended June 30, 2000, which primarily relates to the installation of a new billet grinder, overhead crane and building repairs at the Bridgeville facility. At June 30, 2000, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of June 30, 2000, the Company has $5.4 million available for borrowings under the PNC Line. On May 25, 2000 the company entered into a second amendment to the second amended and restated credit agreement between Universal Stainless & Alloy Products, Inc. and PNC Bank, National Association which extended the term of the PNC Line to April 30, 2002.

There were no shares of Common Stock repurchased by the Company during the six-month period ended June 30, 2000. The Company is authorized to repurchase an additional 57,100 shares of Common Stock as of June 30, 2000.

The Company anticipates that it will continue to fund its 2000 working capital requirements, its capital expenditures, and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.


2000 OUTLOOK

At June 30, 2000, the Company's backlog was approximately 18% higher than the backlog at June 30, 1999. The current backlog reflects strong demand for power generation products and an improved demand for aerospace products. This combined with continued operational improvements, should continue to generate improved financial results in the second half of 2000.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.  OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 23, 2000, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

          All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                                        Shares Voted "For"     Shares "Withheld"   Shares Not Voted
             D. Dunn                        5,027,361              108,250             936,905
             G. Keane                       5,028,161              107,450             936,905
             C. McAninch                    4,676,661              458,950             936,905
             U. Toledano                    5,028,261              107,350             936,905
             D. Wise                        5,028,261              107,350             936,905


          The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

           Shares Voted "For"      Shares Voted "Against"       Shares "Abstaining"      Shares Not Voted
              5,125,911                    3,900                       5,800                 936,905

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

             10.1 Second Amendment to the Second Amended and Restated Credit Agreement dated May 25, 2000 by and between the Company and PNC Bank, National Association (filed herewith).

             27.1   Financial Data Schedule

     b. The Company filed no reports on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

    Date:  August 11, 2000       /s/ Clarence M. McAninch
          -----------------      -----------------------------------------------
                                 Clarence M. McAninch
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


    Date:  August 11, 2000       /s/ Richard M. Ubinger
          -----------------      -----------------------------------------------
                                 Richard M. Ubinger
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)