Form 10-Q
period 2000-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2000-11-13
CIK 931584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                         _____________________________

                                   FORM 10-Q



[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2000

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


                            Yes   X     No
                                 ---      ----

As of November 13, 2000, there were 6,076,839 outstanding shares of the Registrant's Common Stock, $.001 par value.

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


                INDEX                                                                                 PAGE NO.
PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements

                         Consolidated Condensed Statements of Operations                                  2

                         Consolidated Condensed Balance Sheets                                            3

                         Consolidated Condensed Statements of Cash Flows                                  4

                         Notes to the Unaudited Consolidated Condensed Financial Statements               5

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results                    7
               of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                10

PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                                                          11

SIGNATURES                                                                                               12


Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)


                                                                 For the                                       For the
                                                        Three-month period ended                       Nine-month period ended
                                                              September 30,                                   September 30,
                                                      -------------------------------                ------------------------------
                                                        2000                    1999                   2000                   1999
                                                      -------                 -------                -------                -------
Net sales                                             $20,809                 $16,110                $57,910                $46,083
Cost of products sold                                  16,839                  14,210                 47,469                 41,111
Selling and administrative expenses                     1,271                   1,007                  3,806                  2,991
                                                      -------                 -------                -------                -------

Operating income                                        2,699                     893                  6,635                  1,981
Interest expense and other financing costs               (233)                   (179)                  (667)                  (514)

Other income (expense), net                               (26)                      9                    (48)                    18
                                                      -------                 -------                -------                -------
Income before taxes                                     2,440                     723                  5,920                  1,485
Income taxes                                            1,002                     268                  2,220                    550
                                                      -------                 -------                -------                -------

Net income                                            $ 1,438                 $   455                $ 3,700                $   935
                                                      =======                 =======                =======                =======

Earnings per common share
  Basic                                               $  0.24                 $  0.07                $  0.61                $  0.15
                                                      =======                 =======                =======                =======
  Diluted                                             $  0.24                 $  0.07                $  0.61                $  0.15
                                                      =======                 =======                =======                =======





The accompanying notes are an integral part of these financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                         September 30, 2000     December 31, 1999
                                                                              (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                 $   303                $   868
     Accounts receivable (less allowance for doubtful
      accounts of $463 and $418)                                                15,107                 12,113

     Inventory                                                                  19,109                 15,730
     Other current assets                                                        1,266                  1,564
                                                                               -------                -------
       Total current assets                                                     35,785                 30,275
Property, plant and equipment, net                                              38,383                 36,989
Other assets                                                                       647                    915
                                                                               -------                -------

       Total assets                                                            $74,815                $68,179
                                                                               =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable and bank overdrafts                                $ 7,927                $ 6,584
     Current portion of long-term debt                                           1,818                  1,836
     Accrued employment costs                                                    1,752                    727
     Other current liabilities                                                     613                    328
                                                                               -------                -------
       Total current liabilities                                                12,110                  9,475
Long-term debt                                                                   9,374                 10,005
Deferred taxes                                                                   5,953                  5,046
                                                                               -------                -------
       Total liabilities                                                        27,437                 24,526
                                                                               -------                -------

Commitments and contingencies                                                       --                     --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation value
      $100 per share; 2,000,000 shares authorized; and 0 shares issued and outstanding
                                                                                    --                     --


     Common Stock, par value $.001 per share; 10,000,000 shares authorized;
      6,334,739 and 6,330,416 shares issued
                                                                                     6                      6

     Additional paid-in capital                                                 25,863                 25,838
     Retained earnings                                                          23,053                 19,353
     Treasury Stock at cost; 257,900
      common shares held                                                        (1,544)                (1,544)
                                                                               -------                 ------
       Total stockholders' equity                                               47,378                 43,653
                                                                               -------                -------

Total liabilities and stockholders' equity                                     $74,815                $68,179
                                                                               =======                =======

The accompanying notes are an integral part of these financial statements.

                   Universal Stainless & Alloy Products, Inc.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                                         For the Nine-month period ended
                                                                                                   September 30,
                                                                                      2000                              1999
                                                                                     -------                          -------
Cash flow from operating activities:
    Net income                                                                        $ 3,700                          $   935
    Adjustments to reconcile to net cash and cash equivalents
     provided by operating activities:
      Depreciation and amortization                                                     1,820                            1,549
      Deferred taxes                                                                      927                            1,087
    Changes in assets and liabilities:
      Accounts receivable, net                                                         (2,994)                          (2,533)
      Inventory                                                                        (3,379)                            (975)
      Trade accounts payable and bank overdrafts                                        1,343                            2,578
      Accrued employment costs                                                          1,025                             (156)
      Other, net                                                                          867                              523
                                                                                      -------                          -------
         Net cash provided by operating activities                                      3,309                            3,008
                                                                                      -------                          -------
Cash flow from investing activities:
    Capital expenditures                                                               (3,250)                          (2,825)
                                                                                      -------                          -------
      Net cash used in investing activities                                            (3,250)                          (2,825)
                                                                                      -------                          -------
Cash flow from financing activities:
  Proceeds from issuance of Common Stock                                                   25                               26
  Net borrowing under revolving line of credit                                            724                              285
  Long-term debt payments                                                              (1,373)                            (662)
  Purchase of Treasury Stock                                                               --                             (973)
                                                                                      -------                          -------
    Net cash used in financing activities                                                (624)                          (1,324)
                                                                                      -------                          -------
  Net decrease in cash                                                                   (565)                          (1,141)
  Cash and cash equivalents at beginning of period                                        868                            1,437
                                                                                      -------                          -------
  Cash and cash equivalents at end of period                                          $   303                          $   296
                                                                                      =======                          =======
  Supplemental disclosure of cash flow information:
    Interest paid (net of amount capitalized)                                         $   551                          $   560
    Income taxes paid                                                                 $ 1,081                          $   158




     The accompanying notes are an integral part of these financial statements

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, balance sheets as of September 30, 2000 and December 31, 1999, and statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2000 and December 31, 1999 and the consolidated results of operations and of cash flows for the periods ended September 30, 2000 and 1999, and are not necessarily indicative of the results to be expected for the full year.



2) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                  For the                                        For the
                                                          Three-month period ended                      Nine-month period ended
                                                                September 30,                                 September 30,
                                                          2000                  1999                    2000                1999
                                                       ---------             ---------               ---------            ---------
Weighted average number of shares
  of Common Stock outstanding                          6,076,839             6,097,417               6,073,973            6,121,108

Assuming exercise of stock options and warrants
 reduced by the number of shares which could have
 been purchased with the proceeds from exercise
 of such stock options and warrants                        4,888                    --                   4,121                   --
                                                       ---------             ---------               ---------            ---------

Weighted average number of shares
  of  Common Stock outstanding,
  as adjusted                                          6,081,727             6,097,417               6,078,094            6,121,108
                                                       =========             =========               =========            =========


3)  The major classes of inventory are as follows (dollars in thousands):

                                                                   September 30, 2000                     December 31, 1999
          Raw materials and supplies                                    $ 1,942                                $ 2,427
          Semi-finished and finished steel products                      14,014                                 10,208
          Operating materials                                             3,153                                  3,095
                                                                        -------                                -------
          Total inventory                                               $19,109                                $15,730
                                                                        =======                                =======

4) Property, plant and equipment consists of the following (dollars in thousands):

                                                                  September 30, 2000                      December 31, 1999
          Land and land improvements                                    $   822                                $   822
          Buildings                                                       3,889                                  3,337
          Machinery and equipment                                        39,686                                 37,329
          Construction in progress                                        1,115                                    835
                                                                        -------                                -------
                                                                         45,512                                 42,323
          Accumulated depreciation                                       (7,129)                                (5,334
                                                                        -------                                -------
          Property, plant and equipment, net                            $38,383                                $36,989
                                                                        =======                                =======


5) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An analysis of the Company's operations for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (dollars in thousands):

                                                      For the                                   For the
                                              Three-Month Period Ended                  Nine-Month Period Ended
                                                   September 30,                              September 30,
                                           2000                     1999                2000               1999
                                       -----------               ----------          ----------         ----------
Net sales
  Stainless steel                         $17,110                  $13,555            $47,279             $37,813
  Tool steel                                1,794                    1,347              6,049               4,282
  High temperature alloy steel                503                      447              1,268               1,649
  Conversion services                         814                      365              1,602               1,507
  Other                                       588                      396              1,712                 832
                                          -------                  -------            --------            -------
    Total net sales                       $20,809                  $16,110            $57,910             $46,083
                                          -------                  -------            --------            -------
Cost of products sold
  Raw materials                             7,277                    6,004             20,819              16,665
  Other                                     9,562                    8,206             26,650              24,446
                                          -------                  -------            --------            -------
    Total cost of products sold            16,839                   14,210             47,469              41,111


Selling and administrative expenses         1,271                    1,007              3,806               2,991

Operating income                          $ 2,699                  $   893            $ 6,635             $ 1,981
                                          =======                  =======            ========            =======

Three- and nine-month periods ended September 30, 2000 as compared to the similar periods in 1999

The increase in net sales for the three- and nine-month periods ended September 30, 2000 as compared to the similar periods in 1999 reflects an improved sales mix of products and price increases to cover higher material and energy costs. The Company shipped approximately 11,600 tons and 10,600 tons for the three-month periods ended September 30, 2000 and 1999, respectively, and 32,100 tons for each of the nine-month periods ended September 30, 2000 and 1999. The improved sales mix of products was primarily due to increased shipments of power generation, aerospace and petrochemical products to the Company's reroller and forging market customers, and tool steel and bar mill products to the Company's service center customers. In addition, sales revenue from special shape products shipped to original equipment manufacturers increased by 19% and 42% for the three-and nine-month periods ended September 30, 2000 in comparison to the similar periods in 1999.

Cost of products sold, as a percentage of net sales, was 80.9% and 88.2% for the three-month periods ended September 30, 2000 and 1999, respectively, and was 82.0% and 89.2% for the nine-month periods ended September 30, 2000 and 1999, respectively. This decrease is primarily due to the impact of the change in the mix of products shipped, improved operating results at the bar mill and higher sales prices.

Selling and administrative expenses increased $264,000 in the three-month period ended September 30, 2000 and $815,000 for the nine-month period ended September
30, 2000 as compared to year-ago periods.   The increases reflect higher
employment costs and a non-recurring pre-tax bad debt charge of $142,000 recognized in the three-month period ended June 30, 2000.

Interest expense and other financing costs increased by $54,000 in the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 and increased $153,000 in the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. The increases were primarily due to a reduction in capitalized interest, higher interest rates on the PNC Term Loan and interest expense associated with increased borrowings from the PNC revolving credit facility ("PNC Line").

During the three-month period ended September 30, 2000, the Company increased the estimated annual effective income tax rate to 37.6%. This compares to a rate of 37.0% used for the three- and nine-month periods ended September 30, 1999. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2000.



FINANCIAL CONDITION

The Company has financed its 2000 operating activities through cash flows from operations, cash on hand and borrowings from the PNC Line. At September 30, 2000, working capital approximated $23.7 million, as compared to $20.8 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 3.0:1 at September 30, 2000. The debt to capitalization was 19% at September 30, 2000 and 21% at December 31, 1999. The decrease in the ratio of current assets to current liabilities is primarily due to a decrease in cash and an increase in liabilities to fund operations due to an increase in product demand and higher raw material and energy costs.

The Company's capital expenditures approximated $3.3 million for the nine-month period ended September 30, 2000, which primarily relates to the installation of a new billet grinder, overhead crane and building repairs at the Bridgeville facility. At September 30, 2000, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $0.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of September 30, 2000, the Company has $5.8 million available for borrowings under the PNC Line.

There were no shares of Common Stock repurchased by the Company during the nine-month period ended September 30, 2000. The Company is authorized to repurchase an additional 57,100 shares of Common Stock as of September 30, 2000.

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


2000 OUTLOOK

The current backlog continues to reflect strong demand for power generation, aerospace and petrochemical products. However, the combination of increased imports and higher than normal inventory levels is resulting in a softening of the service center market. While this will have an impact on revenues for the three-month period ended December 31, 2000, we believe the current year levels of profitability can be sustained.


NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and amended in June 1999 and in June 2000, pursuant to FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB No. 133", respectively. These statements require that an entity recognize certain derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these statements, beginning January 1, 2001, is not expected to impact the Company's results of operations or financial condition.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is not expected to have a material impact on the Company's results of operations or financial condition.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

                        27.1 Financial Data Schedule

     b. The Company filed no reports on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:    November 13, 2000                       /s/ Clarence M. McAninch
         --------------------------              -----------------------------------------------------------
                                                 Clarence M. McAninch
                                                 President, Chief Executive Officer and Director
                                                 (Principal Executive Officer)

Date:   November 13, 2000                        /s/ Richard M. Ubinger
        ---------------------------              -----------------------------------------------------------
                                                 Richard M. Ubinger
                                                 Chief Financial Officer and Treasurer
                                                 (Principal Financial and Accounting Officer)