Form 10-K
period 2000-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2001-03-29
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                            -----------------------

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR

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

                                  Yes[X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2001, based on the closing price of $7.50 per share on that date, was $19,337,055. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 26, 2001, there were 6,081,228 shares of the Registrant's Common Stock issued and outstanding.




                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000, and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 23, 2001, are incorporated into Parts II, III and IV of this Form 10-K.

                               TABLE OF CONTENTS

PART I
  Item 1.         Business.................................................................................... 1
  Item 2.         Properties.................................................................................. 8
  Item 3.         Legal Proceedings...........................................................................10
  Item 4.         Submission of Matters to a Vote of Security Holders.........................................10

PART II

  Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters....................11
  Item 6.         Selected Financial Data.....................................................................11
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                       of Operations..........................................................................12
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risks.................................12
  Item 8.         Financial Statements and Supplementary Data.................................................12
  Item 9.         Changes in and Disagreements With Accountants on Accounting and
                       Financial Disclosure...................................................................12

PART III

  Item 10.        Directors and Executive Officers of the Company.............................................13
  Item 11.        Executive Compensation......................................................................13
  Item 12.        Security Ownership of Certain Beneficial Owners and Management..............................13
  Item 13.        Certain Relationships and Related Transactions..............................................13

PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................14

                                     PART I

ITEM 1.  BUSINESS

General

Universal Stainless & Alloy Products, Inc. (the "Company"), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company's manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. The Company's products are sold to rerollers, forgers, service centers and original equipment manufacturers. The Company's customers further process its products for use primarily in the power generation, aerospace, petrochemical and heavy equipment manufacturing industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company's production facilities or that are subject to their own capacity constraints.

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

The Company primarily manufactures its products within the following specialty steel product lines:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat. Stainless steel is used, among other applications, in the automotive, aircraft and aerospace industries, in the manufacture of food handling, health and medical, chemical processing and pollution control equipment. The large number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable them to form, cut, shape and shear other materials in the manufacturing process.
Heating and cooling at precise rates in the heat treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

High Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have a very high nickel content relative to other types of specialty steels. High temperature alloy steels are manufactured for use generally in the aerospace industry.

High Strength Low Alloy Steel. High strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy element of nickel, chrome and molybdenum in such steels typically exceed the alloy element of carbon steels but not that of high temperature alloy steel. High strength low alloy steels are manufactured for use generally in the aerospace industry.

Net sales by principal product line were as follows (dollars in thousands, for the years ended December 31, 2000):

For the years ended December 31,            2000         1999        1998
                                         -------      -------     -------

Stainless steel                          $62,346      $55,255     $53,661
Tool steel                                 6,960        6,055       7,548
High-strength low alloy steel              2,161        1,327       2,082
High-temperature alloy steel               1,754        2,124       4,387
Conversion service                         2,309        1,807       3,690
Other                                        355           95       1,227
-------------------------------------------------------------------------
Net sales on shipments                    75,885       66,663      72,595
Effect of accounting change               12,462           --          --
-------------------------------------------------------------------------
Total net sales                          $88,347      $66,663     $72,595
=========================================================================

During 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The application of the SEC's guidance to the language contained in the Company's Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at the time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. As a result, revenue and cost information in 2000 include amounts related to shipments made during the year as well as amounts deferred from 1999.

Raw Materials

Scrap Metal
The Company's major raw material is ferrous and non-ferrous scrap metal, which is generated principally from industrial sources and is purchased in the open market through a number of scrap brokers and dealers. The long-term demand for domestically generated scrap metal by the domestic and foreign specialty steel industry is expected to remain strong. Higher demand may put increased pressure on the domestic supply of scrap and lead to inflated prices. The high quality of the Company's products requires close inspection and selection of scrap types and sources. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future.

Alloys
The Company purchases various materials for use as alloy additions during the melting process. Many alloys are bought from domestic agents and originate from South Africa, Canada, South America, and Russia. Political disruptions in countries such as these can interfere with the deliveries, potentially lead to higher prices, and could adversely affect the Company's financial results.

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

The cost of raw material is approximately 40% of the Company's total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for 30 days. These arrangements may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices. The Company has implemented sales price surcharges to help offset the impact of raw material price fluctuations.

Energy Agreements
The production of specialty steel requires the ready availability of substantial amounts of electricity, natural gas and certain industrial and refining gases. Electricity and natural gas is consumed within each of the Company's operations and the industrial and refining gases, including oxygen, nitrogen and argon, are primarily consumed within the melting operations.

At the Bridgeville Facility, the Company purchases electricity from Duquesne Light Company ("DLC") pursuant to a five-year supply agreement entered into in August 1999. Under that agreement, the Company has been granted significant reductions in DLC's posted base demand rates, particularly if, as the Company plans, it conducts its principal melting operations in off-peak hours, which for purposes of the DLC agreement are between 6 p.m. and 12 p.m. (18 hours) daily and up to 24 hours a day on weekends.

Air Products and Chemicals, Inc. supplies all the Company's liquid gas for industrial requirements for its Melt operations pursuant to a four-year agreement entered into in August 1999, which contains one-year renewal options.

The Company purchases it's local natural gas delivery service from Columbia Gas on a three-year agreement entered into in April 2000. The natural gas requirements are purchased from various marketers, but primarily from Ashland Energy. In 2000, the Company has experienced significant cost increases in natural gas as a result of unprecedented demand in the marketplace.

At the Titusville Facility, the Company purchases electricity from GPU Energy pursuant to a one-year supply agreement entered into in May 2000, with one-year renewal options. Belden & Blake Corporation supplies all the Company's natural gas requirements at that location pursuant to a one-year supply agreement entered into in July 2000, which is eligible for renewal thereafter.

While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company has experienced more curtailments in recent months than are typical as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy.

In the fourth quarter of 2000, higher rates caused the Company's natural gas costs to increase by more than $400,000, up 94% from year-earlier levels. In response to rising prices, the Company imposed a natural gas surcharge effective with all shipments made after January 31, 2001.

Customers

The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, which is currently effective through June 2001. Under terms of the agreement, the Company will supply Talley Metals with an average of 1,750 tons of stainless reroll billet products per month. For the year ended December 31, 2000, Talley Metals and its affiliates accounted for 39% of the Company's net sales on shipments. No other customer accounted for more than 10% of the Company's net sales on shipments for the year ended December 31, 2000.

The Company's five largest customers in the aggregate accounted for approximately 56% of net sales on shipments. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The Company's customer base increased from 235 at December 31, 1999 to 250 at December 31, 2000.

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

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished
products and in 16 weeks or less for its finished products.   The Company's
backlog of orders on hand as of December 31, 2000, was approximately $21.4 million as compared to $14.5 million at the same time in 1999. The increase in backlog of orders on hand as of December 31, 2000 as compared to December 31, 1999 primarily resulted from higher demand for products required by the power generation, aerospace and petrochemical industries. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Competition

The Company believes itself to be one of approximately 18 domestic manufacturers that produce specialty steel and one of approximately five domestic specialty steel manufacturers that produce special shapes. Of that number of firms that produce specialty steel, the Company believes five companies currently compete within the Company's selected markets, although other specialty steel mills have the capability of producing, and hence competing with, some of or all the Company's specialty steel products.

Major domestic competitors of the Company in the specialty steel market include fully integrated specialty steel producers such as Allegheny Technologies, Inc.; Carpenter Technology Corporation; Empire Specialty Steel Inc. (formerly AL Tech Specialty Steel Corporation); Fort Wayne Specialty Alloys, a division of Slater
Steel, Inc.; and The Timken Company.   Additionally, there are several smaller
electric arc furnace melt shops that also produce specialty steel. While these facilities generally produce only stainless steel ingots, they can also compete with the Company by utilizing outside conversion services. The major competitors of the Company in the special shapes market served by PRP include Rathbone Precision Metals, Inc., a subsidiary of Carpenter Technology Corporation; Precision Shapes, Inc.; and J.T. Slocomb Company.

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

The domestic specialty steel industry is frequently affected by general economic conditions. Further, the Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factors that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's specialty steel products. See "Risk Factors--Competition".

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steel Workers of America (USWA) employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employee's interests and those of the Company's stockholders. At December 31, 2000, the Company had 230 employees at its Bridgeville facility and 50 employees at its Titusville facility, of whom 179 and 43 were USWA members, respectively.

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

Armco Agreement
Armco, which merged with and into AK Steel in 1999 ("Armco"), the former owner of certain assets of the Company, retained responsibility for any employee benefit obligations existing prior to August 15, 1994 with respect to persons previously employed at the Bridgeville facility. In addition, Armco agreed to retain responsibility for liabilities asserted against it under environmental laws with respect to environmental conditions existing at the Bridgeville facility prior to commencement of the Bridgeville Lease on August 15, 1994, and to indemnify the Company up to $6.0 million in the aggregate over 10 years. Such indemnification expires on August 15, 2004.

In connection with the Company's June 2, 1995 agreement with Armco to purchase certain assets and a parcel of real property located at Titusville, Armco agreed to indemnify the Company up to $3.0 million in the aggregate for liabilities under environmental laws arising out of conditions on or under the Titusville property existing prior to June 2, 1995. Armco's obligation to indemnify the Company for any liabilities arising out of environmental conditions existing off-site as of June 2, 1995, is not subject to the $3.0 million limitation.

Employee Stock Purchase Plan
Under the 1996 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company's Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2000, the Company has issued 37,495 shares of Common Stock since the plans inception.

Safety
The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers' compensation premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers

The following table sets forth, as of December 31, 2000, certain information with respect to the executive officers of the Company:

     NAME (AGE)                       EXECUTIVE OFFICER SINCE                POSITION
     Clarence M. McAninch (65)                1994                President and Chief Executive Officer
     A. Bruce Kennedy (42)                    1998                Vice President, Operations
     Paul McGrath (49)                        1996                Director of Employee Relations,
                                                                  General Counsel and Secretary
     Richard M. Ubinger (41)                  1994                Chief Financial Officer and Treasurer

Clarence M. McAninch, 65, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

A. Bruce Kennedy, 42, has been Vice President, Operations since August 1998.
Mr. Kennedy was employed by Kurtz Steel Company for the previous 17 years, most recently as President and Chief Executive Officer from January 1991 to May 1998. Mr. Kennedy resigned his position with the Company in March 2001.

Paul A. McGrath, 49, has been General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 41, has been Chief Financial Officer and Principal Accounting Officer of the Company since August 1994, and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

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

Significant Customer and Concentrated Customer Base
For the year ended December 31, 2000, the Company's largest customer, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for approximately 39% of the Company's net sales on shipments. The Company's five largest customers in the aggregate accounted for approximately 56% of net sales on shipments. An adverse change in, or termination of, the Company's relationship with one or more of its major customers or one or more of its market segments could have a material adverse
effect upon the Company.   In addition, a number of the Company's customers are
also competitors of the Company. See "Business--Customers" and "Business-- Competition".

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

Reliance on Energy Agreements
The manufacturing of specialty steels is an energy intensive industry. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company is subjected to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy.
See "Business - Energy Agreements."

ITEM 2.  Properties

The Company leases its Bridgeville facility from Armco (the "Bridgeville Lease"). The Bridgeville Lease is for 10 years commencing on August 15, 1994, which includes the payment by the Company of real and personal property taxes, water and sewage charges, special assessment and insurance premiums associated therewith. The Bridgeville Lease also provides for three five-year options to renew on the same terms at the sole discretion of the Company. In addition, the Bridgeville Lease provides the Company with an option to purchase substantially all of the leased premises for $1 any time during the term of the Bridgeville Lease prior to August 15, 2015. The building that houses the electro-slag remelting equipment, which is nearby, but not contiguously located, to the other facilities, is included in the ten-year initial lease term only. The Company anticipates relocating the equipment it owns in that facility in close proximity to the melt shop complex in an existing building prior to the expiration of that initial ten-year term. The Bridgeville Lease is assignable with the written consent of Armco, which consent cannot be unreasonably withheld. The Company is responsible for compliance with all environmental laws related to the property subsequent to August 15, 1994, subject to liabilities Armco retained and indemnification obligations under the asset agreement related to the Bridgeville facility (the "Asset Agreement").

The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill
operations.   In early 1999, the Company successfully completed the round-bar finishing facility at the Bridgeville location. The facility includes heat-treating and processing equipment that enables the Company to produce completely finished 1.75-inch to 6-inch round bar products.

The Company owns its Titusville facility which consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

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

Environmental Compliance

The Company is subject to Environmental Laws, including those governing discharges of pollutants into the air and water, the generation, handling and disposal of hazardous and non-hazardous substances. The Company may be liable for the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices. The Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. During 2000, the Company made capital expenditures for a grinder area dust control system and a dust containment silo. Previously, the Company did not make any significant expenditure for environmental control facilities. Environmental costs could be incurred which may be significant, related to environmental compliance at any time or from time to time in the future.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

At December 31, 2000, a total of 6,339,128 shares of the Company's Common Stock, par value $.001 per share, were issued and held by approximately 206 holders of record. 257,900 shares of the issued Common Stock of the Company were held in treasury at December 31, 2000.

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

Price Range of Common Stock

The information called for by this item is set forth on page 30 of the Annual Report to Stockholders for the year ended December 31, 2000, which is incorporated herein.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 31 of the Annual Report to Stockholders for the year ended December 31, 2000, which is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 14 through 17 of the Annual Report to Stockholders for the year ended December 31, 2000, which are incorporated herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Prices for the Company's raw materials and natural gas requirements are subject to frequent market fluctuations. The Company does not maintain long-term supply, fixed cost agreements for its major raw material and natural gas requirements. Price increases are normally offset by selling price increases and surcharges.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2000, the Company's total long-term debt, including the current portion was $10,007,000. Of that amount, $2,107,000 has fixed rates and $7,900,000 bears a variable rate. Assuming a 10% increase in interest rates on the Company's variable rate (an increase from the December 31, 2000 interest rate of 8.4% to an interest rate of 9.2%), annual interest expense would be approximately $63,000 higher based on the December 31, 2000 balance of variable rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 18 through 29 of the Annual Report to Stockholders for the year ended December 31, 2000, which are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 23, 2001, under the heading "Proposal No. 1--Election of Directors," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

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

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-
    K:

1)  Consolidated Financial Statements:

    The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 18 through 29 of the accompanying Annual Report, are incorporated in this Form 10-K
    Annual Report.

2)  Consolidated Financial Statement Schedules:

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3)  Exhibits:

EXHIBIT
-------
NUMBER                                       DESCRIPTION
------                                       -----------
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

10.1 Stockholders Agreement, dated as of August 1, 1994, by and among the Company and its existing stockholders (incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310).

10.2 Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco, Inc. (incorporated herein by reference to Exhibit 10.2 to Registration No. 33-85310).

EXHIBIT
-------
NUMBER                            DESCRIPTION
------                            -----------

10.3        Lease Agreement, dated August 15, 1994, by and between Armco Inc.
            and the Company (incorporated herein by reference to Exhibit 10.3 to Registration No. 33-85310).

10.4 Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit
            10.4 to Registration No. 33-85310).

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

10.8 Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9 Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10       1994 Stock Incentive Plan (incorporated herein by reference to
            Exhibit 10.10 to Registration No. 33-85310).

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

10.18 First Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit
            10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

EXHIBIT
-------
NUMBER                                  DESCRIPTION
------                                  -----------

10.19 Supply Contract Agreement, dated as of January 1, 1999, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technologies Corporation as amended as of December 15, 1999 by and between the Company and Talley Metals Technology, Inc. (incorporated herein by reference to Exhibit 10.19 to Registration No. 33-97896).

10.20 Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.20 to Registration No. 33-97896).

10.21 Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-97896).

10.22 Security Agreement, dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.22 to Registration No. 33-97896).

10.27 Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 25, 2000, between the Company and PNC Bank, National Association (filed herein).

13.01 Selected pages of the Company's 2000 Annual Report to Stockholders incorporated in Parts II and IV of the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2000.

23.01       Consent of PricewaterhouseCoopers LLP.

24.01       Powers of Attorney (included on the signature page herein).


(b) The following reports on Form 8-K were filed during the fourth quarter of 2000:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                      UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.


                                          /s/ Clarence M. McAninch
                                      By:___________________________________
                                          Clarence M. McAninch
                                          President and Chief Executive Officer



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

SIGNATURE                                 TITLE                                                 DATE
---------                                 -----                                                 ----
/s/ Clarence M. McAninch
_____________________________________     President, Chief Executive Officer                    March  28, 2001
Clarence M. McAninch                      And Director (Principal Executive Officer)

/s/ Richard M. Ubinger
_____________________________________     Chief Financial Officer and Treasurer,                March  28, 2001
Richard M. Ubinger                        (Principal Financial and Accounting Officer)

/s/ Douglas M. Dunn
_____________________________________     Director                                              March  28, 2001
Douglas M. Dunn

/s/ George F. Keane
_____________________________________     Director                                              March  28, 2001
George F. Keane

/s/ Udi Toledano
_____________________________________     Director                                              March   28, 2001
Udi Toledano

/s/ D. Leonard Wise
_____________________________________     Director                                              March  28, 2001
D. Leonard Wise

                                                                   Exhibit 24.01