Form 10-Q
period 2001-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2001-05-10
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         -----------------------------

                                   FORM 10-Q



            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2001

                                      OR

            [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period from ______ to ______
                        Commission File Number 0-25032

                             ____________________

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

                                   Yes X   No ___
                                       -

     As of April 30, 2001, there were 6,081,228 outstanding shares of the Registrant's Common Stock, $.001 par value.

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

             INDEX                                                             PAGE NO.
 PART I.     FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Consolidated Condensed Statements of Operations                   2

                Consolidated Condensed Balance Sheets                             3

                Consolidated Condensed Statements of Cash Flows                   4

                Notes to the Unaudited Consolidated Condensed Financial           5
                Statements

   Item 2.   Management's Discussion and Analysis of Financial Condition and      7
             Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk           9

 PART II.    OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                     10

 SIGNATURES                                                                       11

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                                                                For the
                                                                                         Three-month period ended
                                                                                                 March 31,
                                                                                          2001                  2000
                                                                                          ----                  ----
         Net sales                                                                    $      21,259         $     17,770
         Cost of products sold                                                               17,121               14,727
         Selling and administrative expenses                                                  1,558                1,102
                                                                                      -------------         ------------
         Operating income                                                                     2,580                1,941
         Interest expense and other financing costs                                            (181)                (222)
         Other income (expense), net                                                             20                   16
                                                                                      -------------         ------------
         Income before taxes                                                                  2,419                1,735
         Income taxes                                                                           907                  607
                                                                                      -------------         ------------
         Income before cumulative effect of
           accounting change                                                                  1,512                1,128
         Cumulative effect of accounting change,
           net of tax                                                                            --              (1,546)
                                                                                      -------------         -----------
         Net income (loss)                                                            $       1,512         $      (418)
                                                                                      =============         ===========
         EARNINGS PER COMMON SHARE

         Basic
         Income before cumulative effect of accounting change                         $        0.25         $      0.19
         Cumulative effect of accounting change, net of tax                                      --               (0.26)
                                                                                      -------------         -----------
         Net income (loss)                                                            $        0.25         $     (0.07)
                                                                                      =============         ===========

         Diluted
         Income before cumulative effect of accounting change                         $        0.25         $      0.19
         Cumulative effect of accounting change, net of tax                                      --               (0.26)
                                                                                      -------------         -----------
         Net income (loss)                                                            $        0.25         $     (0.07)
                                                                                      =============         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                March 31, 2001
                                                                                  (Unaudited)                December  31, 2000
                                                                                --------------               -------------------
        ASSETS
        Current assets
                 Cash and cash equivalents                                        $       116                     $   1,109
                 Accounts receivable (less allowance for doubtful
                      accounts of $207 and $192)                                       14,613                        12,819
                 Inventory                                                             21,012                        18,788
                 Other current assets                                                   1,473                         1,347
                                                                                  -----------                     ---------
                      Total current assets                                             37,214                        34,063
        Property, plant and equipment, net                                             39,939                        39,090
        Other assets                                                                      598                           594
                                                                                 ------------                    ----------
                      Total assets                                               $     77,751                     $  73,747
                                                                                 ============                     =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
                 Trade accounts payable                                          $      6,640                     $   5,624
                 Outstanding checks in excess of bank balance                           1,367                         1,445
                 Current portion of long-term debt                                      1,803                         1,808
                 Accrued employment costs                                               1,519                         1,297
                 Other current liabilities                                              1,184                           331
                                                                                 ------------                     ---------
                      Total current liabilities                                        12,513                        10,505
        Long-term debt                                                                  8,468                         8,199
        Deferred taxes                                                                  6,491                         6,276
                                                                                 ------------                     ---------
                      Total liabilities                                                27,472                        24,980
                                                                                 ------------                     ---------
        Commitments and contingencies                                                      --                            --

        Stockholders' equity
                 Senior Preferred Stock, par value $.001 per share;
                     liquidation  value $100 per share; 2,000,000
                     shares authorized; 0 shares issued and
                     outstanding                                                          --                            --
                 Common Stock, par value $.001 per share;
                     10,000,000 shares authorized; 6,339,128
                     shares issued                                                         6                             6
                 Additional paid-in capital                                           25,888                        25,888
                 Retained earnings                                                    25,929                        24,417
                 Treasury Stock at cost; 257,900
                     common shares held                                               (1,544)                       (1,544)
                                                                                 -----------                      --------
                      Total stockholders' equity                                      50,279                        48,767
                                                                                 -----------                      --------
                      Total liabilities and stockholders' equity                 $    77,751                      $ 73,747
                                                                                 ===========                      ========


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                               For the
                                                                                      Three-month period ended
                                                                                                March 31,
                                                                                        2001               2000
                                                                                        ----              ----
            Cash flows from operating activities:
                Net income (loss)                                                  $   1,512          $    (418)
                Cumulative effect of accounting change                                   ---              1,546
                Adjustments to reconcile to net cash and cash equivalents
                 provided by operating activities:
                   Depreciation and amortization                                         641                561
                   Deferred taxes                                                        215                207
                Changes in assets and liabilities:
                   Accounts receivable, net                                           (1,794)            12,113
                   Inventory                                                          (2,224)           (15,332)
                   Accounts payable                                                    1,016              1,502
                   Accrued employment costs                                              222                319
                   Other, net                                                            719                357
                                                                                   ---------          ---------
                     Net cash provided by operating activities                           307                855
                                                                                   ---------          ---------
            Cash flows from investing activities:
                Capital expenditures                                                  (1,486)              (995)
                                                                                   ---------          ---------
                     Net cash used in investing activities                            (1,486)              (995)
                                                                                   ---------          ---------
            Cash flows from financing activities:
                Proceeds from long-term debt                                             136                ---
                Long-term debt repayment                                                (458)              (455)
                Borrowings under revolving line of credit                              1,989                ---
                Repayments under revolving line of credit                             (1,403)               ---
                Decrease in outstanding checks in excess of bank balance                 (78)                (4)
                                                                                   ---------          ---------
                      Net cash provided by (used in) financing activities                186               (459)
                                                                                   ---------          ---------
                Net decrease in cash                                                    (993)              (599)
                Cash and cash equivalents at beginning of period                       1,109                868
                                                                                   ---------          ---------
                Cash and cash equivalents at end of period                         $     116          $     269
                                                                                   =========          =========

                Supplemental disclosure of cash flow information:
                   Interest paid (net of amount capitalized)                       $     211          $      96
                   Income taxes paid                                               $     690          $     178


      The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2001 and 2000, balance sheets as of March 31, 2001 and December 31, 2000, and statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2001 and December 31, 2000 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2001 and 2000, and are not necessarily indicative of the results to be expected for the full year.

 2) In the fourth quarter of 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). As a result of the adoption, the Company's statements of operations and cash flows for the 2000 first quarter have been restated to include the effect of conforming to SAB 101. Previously reported net sales and net income for the first quarter of 2000 were $18,089,000 and $896,000, respectively. The application of the SEC's guidance to language in the Company's previous Standard Terms and Conditions of Sale required Universal Stainless to defer revenue recognition until cash was collected, even though risk of loss passed to the buyer at time of shipment. In the fourth quarter of 2000, management modified the Company's Standard Terms and Conditions of Sale to more closely reflect the substance of its sales transactions and permit the recognition of revenue on a basis consistent with past practices.

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                          For the Three-month periods ended
                                                                          March 31,
                                                                 2001                  2000
                                                                 ----                  ----
     Weighted average number of shares
        of Common Stock outstanding                           6,081,228             6,072,516

     Assuming exercise of stock options
        and warrants reduced by the
        number of shares which could
        have been purchased with the
        proceeds from exercise of such
        stock options and warrants                                9,667                 3,568
                                                              ---------            ----------

     Weighted average number of shares
        of Common Stock outstanding,
        as adjusted                                           6,090,895             6,076,084
                                                             ==========            ==========

4)  The major classes of inventory are as follows (dollars in thousands):

                                                                          March 31, 2001                   December 31, 2000
                  Raw materials and supplies                               $       1,981                          $    1,695
                  Semi-finished and finished steel products                       15,922                              13,916
                  Operating materials                                              3,109                               3,177
                                                                           -------------                          ----------

                  Total inventory                                          $      21,012                          $   18,788
                                                                           =============                          ==========

5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                         March 31, 2001                    December 31, 2000
                  Land and land improvements                                $       822                         $       822
                  Buildings                                                       3,937                               3,889
                  Machinery and equipment                                        41,779                              39,838
                  Construction in progress                                        1,808                               2,311
                                                                            -----------                         -----------
                                                                                 48,346                              46,860
                  Accumulated depreciation                                       (8,407)                             (7,770)
                                                                            -----------                         -----------

                  Property, plant and equipment, net                        $   39,939                          $    39,090
                                                                            ==========                          ===========

6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The application of the SEC's guidance to the language contained in the Company's Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. Because this did not occur until the fourth quarter, the revenue and cost information for the first quarter of 2000 relates to cash collections. In order to facilitate analysis of the Company's results of operations, amounts in the table below summarize revenue and cost information based on shipments made by the Company in the respective quarter, rather than cash collected for 2000. Such amounts are then reconciled to reported amounts as necessary (dollars in thousands):

                                                                                            For the Three-month periods ended
                                                                                                          March 31,
                                                                                                   2001                  2000
                                                                                                   ----                  ----
         Net sales
              Stainless steel                                                             $     17,423           $      14,565
              Tool steel                                                                         1,517                   2,227
              High-strength low alloy steel                                                        609                     559
              High temperature alloy steel                                                         665                     367
              Conversion services                                                                  871                     340
              Other                                                                                174                      31
                                                                                          ------------           -------------
              Net sales on shipments                                                            21,259                  18,089
              Effect of accounting change                                                          ---                    (319)
                                                                                          ------------           -------------
                  Total net sales                                                               21,259                  17,770
                                                                                          ------------           -------------
         Cost of products sold
              Raw materials                                                                      6,242                   6,589
              Other                                                                             10,879                   8,814
                                                                                          ------------           -------------
              Total cost of products shipped                                                    17,121                  15,403
              Effect of accounting change                                                          ---                    (676)
                                                                                          ------------           -------------
                      Total cost of products sold                                               17,121                  14,727
                                                                                          ------------           -------------
         Selling and administrative expenses                                                     1,558                   1,102
                                                                                          ------------           -------------
         Operating income from shipments                                                         2,580                   1,584
         Effect of accounting change                                                               ---                     357
                                                                                          ------------           -------------
         Operating income                                                                 $      2,580           $       1,941
                                                                                          ============           =============

Three-month period ended March 31, 2001 as compared to the similar period in
2000

The increase in net sales for the three-month period ended March 31, 2001 as compared to the similar period in 2000 reflects increased shipments to the forging and OEM markets which primarily serve the aerospace, petrochemical and power generation industries. This increase was partially offset by lower shipments of stainless steel commodity products and tool steel products as a result of increased imports and the slowing economy. The Company shipped approximately 11,000 tons during the three-month period ended March 31, 2001 compared to approximately 10,800 tons during the three-month period ended March 31, 2000.

Cost of products shipped, as a percent of net sales on shipments, was 80.5% and 85.2% for the three-month periods ended March 31, 2001 and 2000, respectively. This decrease is primarily due to the impact of the mix of products shipped. Natural gas costs increased by more that $800,000 in the first quarter of 2001 in comparison to the first quarter of 2000 because of higher rates. The natural gas surcharge, which took effect with shipments beginning on February 1, 2001, offset approximately $150,000 of this increased cost.

Selling and administrative expenses increased by $456,000 from the year-ago period and included a $190,000 obligation to its former Vice President of Operations, as well as increased business insurance of $60,000 and employment costs related to the Company's improved business conditions.

Interest expense and other financing costs decreased from $222,000 for the three-month period ended March 31, 2000 to $181,000 for the three-month period ended March 31, 2001 primarily due to a reduction in debt levels between the two periods.

The effective income tax rate utilized in the three-month periods ended March 31, 2001 and 2000 was 37.5% and 35%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2001.

FINANCIAL CONDITION

The Company has financed its operating activities during the three-month period ended March 31, 2001 through cash flows from operations, cash on hand, borrowings from the PNC Line and capitalized leases. At March 31, 2001, working capital approximated $24.7 million, as compared to $23.5 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 2000 to 3.0:1 at March 31, 2001. The decrease in the ratio of current assets to current liabilities is primarily due to a decrease in cash, which was used to fund debt payments and an increase in liabilities to fund operations. The debt to capitalization ratio was 17% at March 31, 2001 and December 31, 2000.

The Company's capital expenditures approximated $1.5 million for the three-month period ended March 31, 2001 which primarily related to the purchase of a new electro slag remelt furnace and the installation of the billet grinder and Oliver plate saw at the Bridgeville facility. At March 31, 2001, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.2 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of March 31, 2001, the Company had $5.9 million available for borrowings under a revolving line of credit with PNC Bank.

There were no shares of Common Stock repurchased by the Company during the three-month period ended March 31, 2001. The Company is authorized to repurchase an additional 57,100 shares of Common Stock as of March 31, 2001.

The Company anticipates that it will fund its 2001 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2001 Outlook

The Company estimates that its sales for the second quarter of 2001 will be within the range of $20 to $24 million, representing an increase over the prior year period sales of $19 million. Diluted earnings per share for the second quarter of 2001 are currently projected to range from $0.23 to $0.28. The following factors were considered in developing these estimates:

 . The Company's backlog approximated $35 million on March 31, 2001 as compared to $21 million on December 31, 2000. The mix of orders booked for delivery in the second quarter by market segment is in line with the 2001 first quarter shipments.

 . The Company believes that the high level of demand for its forging and OEM products will continue throughout 2001, while orders for its commodity and tool steel products are expected to remain at existing levels due to current economic conditions and imports.

 . The higher rates for natural gas and the need to assess a surcharge are expected to continue. The Company's second quarter estimates also take into account possible electrical and natural gas curtailments throughout the summer months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits - none.

     b.  No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

         Date:   May 10, 2001        /s/ C. M. McAninch
                 --------------      ------------------------------------------
                                     Clarence M. McAninch
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)

         Date:   May 10, 2001        /s/ Richard M. Ubinger
                 --------------      ------------------------------------------
                                     Richard M. Ubinger
                                     Vice President of Finance,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)