Form 10-Q
period 2001-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2001-08-13
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                         _____________________________

                                   FORM 10-Q



     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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


                              Yes  X  No _____
                                  ---

     As of August 13, 2001, there were 6,085,405 outstanding shares of the Registrant's Common Stock, $.001 par value.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS



                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                                     For the                             For the
                                                              Three-month period ended            Six-month period ended
                                                                     June 30,                            June 30,
                                                               -----------------------            ----------------------
                                                                2001              2000             2001              2000
                                                                ----              ----             ----              ----
Net sales                                                       $24,233           $18,522          $45,492           $36,292
Cost of products sold                                            19,207            15,882           36,328            30,609
Selling and administrative expenses                               1,816             1,433            3,374             2,535
                                                              ---------         ---------        ---------         ---------
Operating income                                                  3,210             1,207            5,790             3,148
Interest expense and other financing costs                         (160)             (231)            (341)             (453)
Other income (expense), net                                           2               (19)              22                (3)
                                                              ---------         ---------        ---------         ---------
Income before taxes                                               3,052               957            5,471             2,692
Income taxes                                                      1,144               335            2,051               942

Income before cumulative effect of accounting change              1,908               622            3,420             1,750
Cumulative effect of accounting change, net of tax                   --                --               --            (1,546)
                                                              ---------         ---------        ---------         ---------
Net income                                                      $ 1,908           $   622          $ 3,420           $   204
                                                              =========         =========        =========         =========

EARNINGS PER COMMON SHARE

Basic
Income before cumulative effect of accounting change            $  0.31           $  0.10          $  0.56           $  0.29
Cumulative effect of accounting change, net of tax                   --                --               --             (0.26)
                                                              ---------         ---------        ---------         ---------
Net income                                                      $  0.31           $  0.10          $  0.56           $  0.03
                                                              =========         =========        =========         =========

Diluted
Income before cumulative effect of accounting change            $  0.31           $  0.10          $  0.56           $  0.29
Cumulative effect of accounting change, net of tax                   --                --               --             (0.26)
                                                              ---------         ---------        ---------         ---------
Net income                                                      $  0.31           $  0.10          $  0.56           $  0.03
                                                              =========         =========        =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                            June 30, 2001    December  31, 2000
                                                                              (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                    $   128               $ 1,109
     Accounts receivable (less allowance for doubtful accounts of $522
       and $192)                                                                   17,142                12,819
     Inventory                                                                     21,060                18,788
     Other current assets                                                           1,823                 1,347
                                                                                  -------               -------
       Total current assets                                                        40,153                34,063
Property, plant and equipment, net                                                 40,184                39,090
Other assets                                                                          501                   594
                                                                                  -------               -------

       Total assets                                                               $80,838               $73,747
                                                                                  =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable                                                       $ 7,265               $ 5,624
     Outstanding checks in excess of bank balance                                   1,642                 1,445
     Current portion of long-term debt                                              1,833                 1,808
     Accrued employment costs                                                       1,834                 1,297
     Other current liabilities                                                      1,705                   331
                                                                                  -------               -------
       Total current liabilities                                                   14,279                10,505
Long-term debt                                                                      7,598                 8,199
Deferred taxes                                                                      6,748                 6,276
                                                                                  -------               -------
       Total liabilities                                                           28,625                24,980
                                                                                  -------               -------

Commitments and contingencies                                                          --                    --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share; liquidation value
       $100 per share; 2,000,000 shares authorized; 0 shares issued and
       outstanding                                                                     --                    --
     Common Stock, par value $.001 per share; 10,000,000 shares authorized;
       6,343,305 and 6,339,128 shares issued                                            6                     6
     Additional paid-in capital                                                    25,914                25,888
     Retained earnings                                                             27,837                24,417
     Treasury Stock at cost; 257,900
       common shares held                                                          (1,544)               (1,544)
                                                                                  -------               -------
       Total stockholders' equity                                                  52,213                48,767
                                                                                  -------               -------

Total liabilities and stockholders' equity                                        $80,838               $73,747
                                                                                  =======               =======

The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                    For the Six-month period ended
                                                                                June 30,
                                                                        2001                  2000
                                                                        ----                  ----
Cash flow from operating activities:
    Net income                                                         $ 3,420             $    204
    Cumulative effect of accounting change                                  --                1,546
    Adjustments to reconcile to net cash and cash equivalents
    provided by operating activities:
      Depreciation and amortization                                      1,310                1,188
      Deferred taxes                                                       472                   65
    Changes in assets and liabilities:
      Accounts receivable, net                                          (4,323)              12,113
      Inventory                                                         (2,272)             (17,146)
      Accounts payable                                                   1,641                1,163
      Accrued employment costs                                             537                  669
      Other, net                                                           982                1,144
                                                                       -------             --------
        Net cash provided by operating activities                        1,767                  946
                                                                       -------             --------
Cash flows from investing activities:
    Capital expenditures                                                (2,395)              (2,291)
                                                                       -------             --------
      Net cash used in investing activities                             (2,395)              (2,291)
                                                                       -------             --------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                  26                   25
    Borrowings under revolving line of credit                            8,710                7,026
    Repayments under revolving line of credit                           (8,516)              (5,901)
    Proceeds from long-term debt                                           139                   --
    Long-term debt repayment                                              (909)                (913)
    Increase in outstanding checks in excess of bank balance               197                  598
                                                                       -------             --------
      Net cash provided by (used in) financing activities                 (353)                 835
                                                                       -------             --------
    Net decrease in cash                                                  (981)                (510)
    Cash and cash equivalents at beginning of period                     1,109                  868
                                                                       -------             --------
    Cash and cash equivalents at end of period                         $   128             $    358
                                                                       =======             ========
    Supplemental disclosure of cash flow information:
      Interest paid (net of amount capitalized)                        $   298             $    442
      Income taxes paid                                                $ 1,264             $    627

The accompanying notes are an integral part of these consolidated financial statements

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, balance sheets as of June 30, 2001 and December 31, 2000, and statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2001 and December 31, 2000 and the consolidated results of operations and of cash flows for the periods ended June 30, 2001 and 2000, and are not necessarily indicative of the results to be expected for the full year.


2) In the fourth quarter of 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). As a result of the adoption, the Company's statements of operations and cash flows for the three- and six-month periods ended June 30, 2000 have been restated to include the effect of conforming to SAB 101. Previously reported net sales and net income for the three- and six-month periods ended June 30, 2000 were $19,012,000 and $1,366,000, and $37,101,000 and $2,262,000,
     respectively. The application of the SEC's guidance to language in the Company's previous Standard Terms and Conditions of Sale required Universal Stainless to defer revenue recognition until cash was collected, even though risk of loss passed to the buyer at time of shipment. In the fourth quarter of 2000, management modified the Company's Standard Terms and Conditions of Sale to more closely reflect the substance of its sales transactions and permit the recognition of revenue on a basis consistent with past practices.


3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                   For the                                For the
                                                           Three-month period ended                Six-month period ended
                                                                  June 30,                                June 30,
                                                          2001                  2000              2001                    2000
                                                       ---------             ---------         ---------               ---------
Weighted average number of shares
  of Common Stock outstanding                          6,081,274             6,072,564         6,081,251               6,072,540

Assuming exercise of stock options and warrants
  reduced by the number of shares which could have
  been purchased with the proceeds from exercise
  of such stock options and warrants                      22,439                 3,907            16,053                   3,738
                                                      ----------            ----------        ----------              ----------
Weighted average number of shares
  of Common Stock outstanding,
  as adjusted                                          6,103,713             6,076,471         6,097,304               6,076,278
                                                      ==========            ==========        ==========              ==========

4)  The major classes of inventory are as follows (dollars in thousands):

                                                                         June 30, 2001            December 31, 2000
          Raw materials and supplies                                           $ 1,603                      $ 1,695
          Semi-finished and finished steel products                             16,832                       13,916
          Operating materials                                                    2,625                        3,177
                                                                         -------------            -----------------

          Total inventory                                                      $21,060                      $18,788
                                                                         =============            =================


5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                         June 30, 2001            December 31, 2000
          Land and land improvements                                           $   822                      $   822
          Buildings                                                              3,937                        3,889
          Machinery and equipment                                               41,727                       39,838
          Construction in progress                                               2,769                        2,311
                                                                         -------------            -----------------
                                                                                49,255                       46,860
          Accumulated depreciation                                              (9,071)                      (7,770)
                                                                         -------------            -----------------

          Property, plant and equipment, net                                   $40,184                      $39,090
                                                                         =============            =================

6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The application of the SEC's guidance to the language contained in the Company's Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. Because this did not occur until the fourth quarter, the revenue and cost information for the three- and six-month periods ended June 30, 2000 relates to cash collections. In order to facilitate analysis of the Company's results of operations, amounts in the table below summarize revenue and cost information based on shipments made by the Company in the respective quarter, rather than cash collected for 2000. Such amounts are then reconciled to reported amounts as necessary (dollars in thousands):

                                                               For the                             For the
                                                      Three-Month Period Ended              Six-Month Period Ended
                                                              June 30,                              June 30,

                                                      2001               2000               2001             2000
                                                   ---------           --------           --------         --------
Net sales
    Stainless steel                                  $21,200            $15,604            $38,623          $30,169
    Tool steel                                           848              2,028              2,365            4,255
    High-strength low alloy steel                      1,103                427              1,768              986
    High temperature alloy steel                         326                398                935              765
    Conversion services                                  693                448              1,564              788
    Other                                                 63                107                237              138
                                                   ---------           --------           --------         --------
    Net sales on shipments                            24,233             19,012             45,492           37,101
    Effect of accounting change                           --               (490)                --             (809)
                                                   ---------           --------           --------         --------
         Total net sales                             $24,233             18,522            $45,492          $36,292
                                                   ---------           --------           --------         --------
Cost of products sold
    Raw materials                                      6,483              6,953             12,649           13,542
    Other                                             12,724              8,274             23,679           17,088
                                                   ---------           --------           --------         --------
    Total cost of products shipped                    19,207             15,227             36,328           30,630
    Effect of accounting change                           --                655                 --              (21)
                                                   ---------           --------           --------         --------
         Total cost of products sold                  19,207             15,882             36,628           30,609
                                                   ---------           --------           --------         --------
Selling and administrative expenses                    1,816              1,433              3,374            2,535
                                                   ---------           --------           --------         --------
Operating income from shipments                        3,210              2,352              5,790            3,936
Effect of accounting change                               --             (1,145)                --             (788)
                                                   =========           ========           ========         ========
Operating income                                     $ 3,210            $ 1,207            $ 5,790          $ 3,148
                                                   =========           ========           ========         ========


Three- and six-month periods ended June 30, 2001 as compared to the similar periods in 2000

The increase in net sales for the three- and six-month periods ended June 30, 2001 as compared to the similar periods in 2000 reflects substantially increased shipments to OEM and forging markets. This increase is primarily due to continued high levels of demand in the power generation, aerospace and petrochemical markets. This increase was partially offset by lower shipments of stainless steel commodity products and tool steel products as a result of increased imports and the slowing economy. The Company shipped approximately 12,300 tons and 9,700 tons for the three-month periods ended June 30, 2001 and 2000 respectively, and 23,300 tons and 20,500 tons for the six-month periods ended June 30, 2001 and 2000, respectively.

Cost of products shipped, as a percentage of net sales on shipments, was 79.3% and 80.1% for the three-month periods ended June 30, 2001 and 2000, respectively, and was 79.9% and 82.6% for the six-month periods ended June 30, 2001 and 2000, respectively. This decrease is primarily due to the impact of the mix of products shipped.

Selling and administrative expenses increased by $383,000 in the three-month period ended June 30, 2001 as compared to June 30, 2000 and increased by $839,000 for the six-month period ended June 30, 2001 as compared to June 30, 2000. This is primarily due to higher bad debt expense resulting from negative economic impacts on certain steel industry customers and increased employment and insurance costs related to the increased level of business.

Interest expense and other financing costs decreased by $71,000 in the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 and decreased by $112,000 in the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000. The decreases were primarily due to a reduction in debt levels between the periods.

The effective income tax rate utilized in the three-and six-month periods ended June 30, 2001 and 2000 was 37.5% and 35.0%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2001.



FINANCIAL CONDITION

The Company has financed its 2001 operating activities through cash flows from operations, cash on hand, borrowings from the PNC revolving line of credit and capitalized leases. At June 30, 2001, working capital approximated $25.9 million, as compared to $23.5 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 2000 to 2.8:1 at June 30, 2001. The decrease in the ratio of current assets to current liabilities is primarily due to a decrease in cash, which was used to fund debt payments and an increase in liabilities to fund operations. The debt to capitalization was 15.3% at June 30, 2001 and 17% at December 31, 2000.

The Company's capital expenditures approximated $2.4 million for the six-month period ended June 30, 2001, which primarily related to the purchase of a new electro slag remelt furnace and the installation of the billet grinder and Oliver plate saw at the Bridgeville facility. At June 30, 2001, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.2 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of June 30, 2001, the Company had $6.3 million available for borrowings under a revolving line of credit with PNC Bank. On June 29, 2001, the Company entered into a third amendment to the second amended and restated credit agreement with PNC Bank which amended the existing agreement to extend the term of the $6.5 million revolving credit facility to April 30, 2003.

In July 2001, the Company entered into a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of Carpenter Technologies, Inc., covering a period of at least 18 months. Under terms of the agreement, the Company will supply Talley Metals with an average of 1,250 tons of stainless reroll billet products per month. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

There were no shares of Common Stock repurchased by the Company during the six-month period ended June 30, 2001. The Company is authorized to repurchase an additional 57,100 shares of Common Stock as of June 30, 2001.

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

2001 OUTLOOK

The Company estimates that its sales for the third quarter of 2001 will be between $20 and $24 million, versus sales of $19 million in the prior year period. Diluted earnings per share for the third quarter of 2001 are currently projected to range from $0.27 to $0.32, compared with $0.24 reported in the third quarter of 2000 before the SAB 101 accounting adjustment. The following factors were considered in developing these estimates:

 . The Company's backlog approximated $40 million on June 30, 2001 as compared to $35 million on March 31, 2001. The mix of orders booked for delivery in the third quarter by market segment is in line with the 2001 second quarter shipments.

 . The Company believes that the high level of demand for its forging and OEM products will continue throughout 2001, while orders for its commodity and tool steel products are expected to remain at existing levels due to current economic conditions and imports.

 . The Company experienced a total of eight electrical curtailments in the second quarter, but was successful in rescheduling all affected production. The Company's third quarter estimates also take into account possible electrical curtailments in the summer months. Natural gas prices declined in the second quarter and are expected to remain at those levels in the third quarter.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (FAS 141), "Business Combinations" and Statement No. 142 (FAS
142), "Goodwill and Other Intangible Assets". These statements will be adopted in 2002 and are not expected to impact the Company's results of operations or financial condition.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.  OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 23, 2001, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

          All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                             Shares Voted "For"   Shares "Withheld"   Shares Not Voted
               D. Dunn          5,647,762                8,767           424,699
               G. Keane         5,647,762                8,767           424,699
               C. McAninch      4,717,229              939,300           424,699
               U. Toledano      5,647,762                8,767           424,699
               D. Wise          5,647,762                8,767           424,699

          The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

            Shares Voted "For"  Shares Voted "Against"  Shares "Abstaining"  Shares Not Voted
              5,641,142                1,870                  13,517           424,699

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.

               10.1 Third Amendment to Second Amended and Restated Credit Agreement dated June 29, 2001 by and between the Company and PNC Bank, National Association (filed herewith).

               10.2 Supply Contract Agreement, dated as of July 2001, between the Company and Talley Metals Technology, Inc., a subsidiary of Carpenter Technologies, Inc. (filed herewith).


     b.   No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNIVERSAL STAINLESS & ALLOY-PRODUCTS, INC.


     Date:    August 13, 2001    /s/ C. M. McAninch
              ----------------   -----------------------------------------------
                                 Clarence M. McAninch
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

     Date:    August 13, 2001    /s/ Richard M. Ubinger
              ----------------   -----------------------------------------------
                                 Richard M. Ubinger
                                 Vice President of Finance,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)