Form 10-Q
period 2001-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2001-11-09
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                         _____________________________

                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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


                            Yes   X      No _________
                                -----

As of November 9, 2001, there were 6,073,405 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

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

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)

                                                                    For the                               For the
                                                            Three-month period ended                Nine-month period ended
                                                                  September 30,                          September 30,
                                                          ---------------------------             ----------------------------
                                                             2001             2000                   2001              2000
                                                             ----             -----                  ----              ----
Net sales                                                   $23,344           $18,587                $68,836           $54,879
Cost of products sold                                        18,192            14,910                 54,520            45,519
Selling and administrative expenses                           1,301             1,271                  4,675             3,806
                                                          ---------    --------------             ----------    --------------
Operating income                                              3,851             2,406                  9,641             5,554
Interest expense and other financing costs                     (138)             (233)                  (479)             (686)
Other income (expense), net                                      15               (26)                    37               (29)
                                                          ---------    --------------             ----------    --------------
Income before taxes                                           3,728             2,147                  9,199             4,839
Income taxes                                                  1,398               873                  3,449             1,815
                                                          ---------    --------------             ----------    --------------
Income before cumulative effect of accounting change          2,330             1,274                  5,750             3,024
Cumulative effect of accounting change, net of tax               --                --                     --            (1,546)
                                                          ---------    --------------             ----------    --------------
Net income                                                  $ 2,330           $ 1,274                $ 5,750           $ 1,478
                                                          =========    ==============             ==========    ==============

EARNINGS PER COMMON SHARE

Basic
Income before cumulative effect of accounting change        $  0.38           $  0.21                $  0.95           $  0.50
Cumulative effect of accounting change, net of tax               --                --                     --             (0.26)
                                                          ---------    --------------             ----------    --------------
Net income                                                  $  0.38           $  0.21                $  0.95           $  0.24
                                                          =========    ==============             ==========    ==============

Diluted
Income before cumulative effect of accounting change        $  0.38           $  0.21                $  0.94           $  0.50
Cumulative effect of accounting change, net of tax               --                --                     --             (0.26)
                                                          ---------    --------------             ----------    --------------
Net income                                                  $  0.38           $  0.21                $  0.94           $  0.24
                                                          =========    ==============             ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                     September 30, 2001     December  31, 2000
                                                                            (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                 $ 2,420                 $ 1,109
     Accounts receivable (less allowance for doubtful
       accounts of $522 and $192)                                               15,932                  12,819
     Inventory                                                                  20,994                  18,788
     Other current assets                                                        1,394                   1,347
                                                                               -------                 -------
       Total current assets                                                     40,740                  34,063
Property, plant and equipment, net                                              41,245                  39,090
Other assets                                                                       497                     594
                                                                               -------                 -------

       Total assets                                                            $82,482                 $73,747
                                                                               =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Trade accounts payable                                                    $ 6,513                 $ 5,624
     Outstanding checks in excess of bank balance                                1,745                   1,445
     Current portion of long-term debt                                           1,840                   1,808
     Accrued employment costs                                                    2,443                   1,297
     Other current liabilities                                                   1,637                     331
                                                                               -------                 -------
       Total current liabilities                                                14,178                  10,505
Long-term debt                                                                   6,940                   8,199
Deferred taxes                                                                   6,908                   6,276
                                                                               -------                 -------
       Total liabilities                                                        28,026                  24,980
                                                                               -------                 -------

Commitments and contingencies                                                       --                      --

Stockholders' equity
     Senior Preferred Stock, par value $.001 per share;
       liquidation value $100 per share; 2,000,000
       shares authorized; 0 shares issued and
       outstanding                                                                  --                      --
     Common Stock, par value $.001 per share;
       10,000,000 shares authorized; 6,343,305 and
       6,339,128 shares issued                                                       6                       6
     Additional paid-in capital                                                 25,914                  25,888
     Retained earnings                                                          30,167                  24,417
     Treasury Stock at cost; 269,900 and 257,900
       common shares held                                                       (1,631)                 (1,544)
                                                                               -------                 -------
       Total stockholders' equity                                               54,456                  48,767
                                                                               -------                 -------

Total liabilities and stockholders' equity                                     $82,482                 $73,747
                                                                               =======                 =======

The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                              For the Nine-month period ended
                                                                                       September 30,
                                                                                2001                    2000
                                                                                ----                    ----
Cash flow from operating activities:

  Net income                                                                   $ 5,750                $  1,478
  Cumulative effect of accounting change                                            --                   1,546
  Adjustments to reconcile to net cash and cash equivalents
  provided by operating activities:
    Depreciation and amortization                                                2,036                   1,820
    Deferred taxes                                                                 632                     927
  Changes in assets and liabilities:
    Accounts receivable, net                                                    (3,113)                 12,113
    Inventory                                                                   (2,206)                (17,810)
    Accounts payable                                                               889                     579
    Accrued employment costs                                                     1,146                   1,025
    Other, net                                                                   1,343                     867
                                                                             ---------               ---------
       Net cash provided by operating activities                                 6,477                   2,545
                                                                             ---------               ---------
Cash flows from investing activities:
  Capital expenditures                                                          (4,178)                 (3,250)
                                                                             ---------               ---------
    Net cash used in investing activities                                       (4,178)                 (3,250)
                                                                             ---------               ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                            26                      25
  Borrowings under revolving line of credit                                      8,893                  13,183
  Repayments under revolving line of credit                                     (8,893)                (12,459)
  Proceeds from long-term debt                                                      32                      --
  Long-term debt repayment                                                      (1,259)                 (1,373)
  Purchase of Treasury Stock                                                       (87)                     --
  Increase in outstanding checks in excess of bank balance                         300                     764
                                                                             ---------               ---------
    Net cash provided by (used in) financing activities                           (988)                    140
                                                                             ---------               ---------
  Net increase (decrease) in cash                                                1,311                    (565)
  Cash and cash equivalents at beginning of period                               1,109                     868
                                                                             ---------               ---------
  Cash and cash equivalents at end of period                                   $ 2,420                $    303
                                                                             =========               =========

  Supplemental disclosure of cash flow information:

    Interest paid (net of amount capitalized)                                  $   330                $    551
    Income taxes paid                                                          $ 2,174                $  1,081

The accompanying notes are an integral part of these consolidated financial statements

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The accompanying unaudited, consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, balance sheets as of September 30, 2001 and December 31, 2000, and statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2001 and December 31, 2000 and the consolidated results of operations and of cash flows for the periods ended September 30, 2001 and 2000, and are not necessarily indicative of the results to be expected for the full year.

2) In the fourth quarter of 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). As a result of the adoption, the Company's statements of operations and cash flows for the three- and nine-month periods ended September 30, 2000 have been restated to include the effect of conforming to SAB 101. Previously reported net sales and net income for the three- and nine-month periods ended September 30, 2000 were $20,809,000 and $1,438,000, and $57,910,000 and $3,700,000, respectively. The application of the SEC's guidance to language in the Company's previous Standard Terms and Conditions of Sale required Universal Stainless to defer revenue recognition until cash was collected, even though risk of loss passed to the buyer at time of shipment. In the fourth quarter of 2000, management modified the Company's Standard Terms and Conditions of Sale to more closely reflect the substance of its sales transactions and permit the recognition of revenue on a basis consistent with past practices.

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                          For the                       For the
                                                                  Three-month period ended      Nine-month period ended
                                                                     September 30,                   September 30,
                                                                 2001             2000           2001             2000
                                                                 ----             ----           ----             ----
     Weighted average number of shares of Common
       Stock outstanding                                       6,084,231        6,076,839      6,082,244        6,073,973

     Assuming exercise of stock options and warrants
       reduced by the number of shares which could have
       been purchased with the proceeds from exercise
       of such stock options and warrants                         26,436            4,888         19,514            4,121
                                                             -----------      -----------    -----------      -----------

     Weighted average number of shares of Common Stock
       outstanding, as adjusted                                6,110,667        6,081,727      6,101,758        6,078,094
                                                             ===========      ===========    ===========      ===========


4)  The major classes of inventory are as follows (dollars in thousands):

                                                           September 30, 2001           December 31, 2000
          Raw materials and supplies                                  $ 2,106                     $ 1,695

          Semi-finished and finished steel products                    16,317                      13,916
          Operating materials                                           2,571                       3,177
                                                           ------------------           -----------------

          Total inventory                                             $20,994                     $18,788
                                                           ==================           =================

4) Property, plant and equipment consists of the following (dollars in thousands):

                                                           September 30, 2001           December 31, 2000
          Land and land improvements                                  $   822                     $   822
          Buildings and building improvements                           4,504                       3,889
          Machinery and equipment                                      43,032                      39,838
          Construction in progress                                      2,680                       2,311
                                                           ------------------           -----------------
                                                                       51,038                      46,860
          Accumulated depreciation                                     (9,793)                     (7,770)
                                                           ------------------           -----------------

          Property, plant and equipment, net                          $41,245                     $39,090
                                                           ==================           =================


5) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During 2000, the Company adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The application of the SEC's guidance to the language contained in the Company's Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. Because this did not occur until the fourth quarter, the revenue and cost information for the three- and nine-month periods ended September 30, 2000 relates to cash collections. In order to facilitate analysis of the Company's results of operations, amounts in the table below summarize revenue and cost information based on shipments made by the Company in the respective quarter, rather than cash collected for 2000. Such amounts are then reconciled to reported amounts as necessary (dollars in thousands):

                                                For the                         For the
                                          Three-Month Period Ended       Nine-Month Period Ended
                                               September 30,                 September 30,
                                            2001           2000            2001        2000
                                          --------       --------        --------    --------
Net sales
    Stainless steel                        $19,908        $17,110         $58,531     $47,279
    Tool steel                               1,028          1,794           3,393       6,049
    High-strength low alloy steel              791            506           2,559       1,492
    High temperature alloy steel               699            503           1,634       1,268
    Conversion services                        821            814           2,385       1,602
    Other                                       97             82             334         220
                                          --------       --------        --------    --------
    Net sales on shipments                  23,344         20,809          68,836      57,910
    Effect of accounting change                 --         (2,222)             --      (3,031)
                                          --------       --------        --------    --------
         Total net sales                    23,344         18,587          68,836      54,879
                                          --------       --------        --------    --------
Cost of products sold
    Raw materials                            6,878          7,277          19,527      20,819
    Other                                   11,314          9,562          34,993      26,650
                                          --------       --------        --------    --------
    Total cost of products shipped          18,192         16,839          54,520      47,469
    Effect of accounting change                 --         (1,929)             --      (1,950)
                                          --------       --------        --------    --------
         Total cost of products sold        18,192         14,910          54,520      45,519
                                          --------       --------        --------    --------
Selling and administrative expenses          1,301          1,271           4,675       3,806
                                          --------       --------        --------    --------
Operating income from shipments              3,851          2,699           9,641       6,635
Effect of accounting change                     --           (293)             --      (1,081)
                                          ========       ========        ========    ========
Operating income                           $ 3,851        $ 2,406         $ 9,641     $ 5,554
                                          ========       ========        ========    ========


Three- and nine-month periods ended September 30, 2001 as compared to the similar periods in 2000

The increase in net sales for the three- and nine-month periods ended September 30, 2001 as compared to the similar periods in 2000 reflects substantially increased shipments to OEM and forging markets. This increase is primarily due to continued high levels of demand in the power generation, aerospace and petrochemical markets. This increase was partially offset by lower shipments of stainless steel commodity products and tool steel products as a result of increased imports and the slowing economy. The Company shipped approximately 11,900 tons and 11,600 tons for the three-month periods ended September 30, 2001 and 2000, respectively, and 35,300 tons and 32,100 tons for the nine-month periods ended September 30, 2001 and 2000, respectively.

Cost of products shipped, as a percentage of net sales on shipments, was 77.9% and 80.9% for the three-month periods ended September 30, 2001 and 2000, respectively, and was 79.2% and 82.0% for the nine-month periods ended September 30, 2001 and 2000, respectively. This decrease is primarily due to the impact of the mix of products shipped partially offset by higher natural gas costs.

Selling and administrative expenses increased by $30,000 in the three-month period ended September 30, 2001 as compared to September 30, 2000 and increased by $869,000 for the nine-month period ended September 30, 2001 as compared to September 30, 2000. The year-to-date increase is primarily due to higher bad debt expense resulting from negative economic impacts on certain steel industry customers and increased employment and insurance costs related to the increased level of business.

Interest expense and other financing costs decreased by $95,000 in the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 and decreased by $207,000 in the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000. The decreases were primarily due to a reduction in debt levels between the periods.

The effective income tax rate utilized in the three-month periods ended September 30, 2001 and 2000 was 37.5% and 41.1%, respectively. The effective income tax rate utilized in the nine-month periods ended September 30, 2001 and 2000 was 37.5%. During the three-month period ended September 30, 2000, the Company increased the estimated annual effective income tax rate from 35%, which was utilized through June 30, 2000, to 37.5%. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2001.



FINANCIAL CONDITION

The Company has financed its 2001 operating activities through cash flows from operations, cash on hand, borrowings from the PNC revolving line of credit and capitalized leases. At September 30, 2001, working capital approximated $26.6 million, as compared to $23.6 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 2000 to 2.9:1 at September 30, 2001. The decrease in the ratio of current assets to current liabilities is primarily due to the percentage increase in liabilities to fund operations exceeding the percentage increase in current assets. In addition, the Company repurchased 12,000 shares of Common Stock at an average price of $7.22 per share during the nine-month period ended September 30, 2001. The Company is authorized to repurchase an additional 45,100 shares of Common Stock as of September 30, 2001. The debt to capitalization was 13.9% at September 30, 2001 and 17% at December 31, 2000.

The Company's capital expenditures approximated $4.2 million for the nine-month period ended September 30, 2001, which primarily related to the purchase of a new electro-slag remelt furnace and the installation of the billet grinder and Oliver plate saw at the Bridgeville facility. At September 30, 2001, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $1.2 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. As of September 30, 2001, the Company had $6.5 million available for borrowings under a revolving line of credit with PNC Bank.

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

2001 OUTLOOK

The Company estimates that its sales for the fourth quarter of 2001 will be between $18 and $22 million, versus sales of $18 million in the prior year period, before the accounting adjustment described above. Diluted earnings per share for the 2001 fourth quarter are currently projected to range from $0.22 to $0.27, compared with $0.22 reported in the fourth quarter of 2000 before the accounting adjustment. After the accounting adjustment, fourth quarter 2000 net sales were $33.5 million and diluted earnings per share were $0.59. The following factors were considered in developing these estimates:

 . The Company's backlog approximated $30 million on September 30, 2001, below the backlog of $40 million reported as of June 30, 2001, but still at a strong level. The mix of orders booked for delivery in the fourth quarter by market segment reflects a shift to the OEM segment in comparison to 2001 third quarter shipments.

 . The Company has not experienced any order cancellations since the terrorist attacks on September 11, 2001. However, due to current business conditions, certain customers may request that the delivery of their ordered products to be delayed to 2002. The fourth quarter estimate reflects this uncertainty.

On October 22, 2001, the U.S. International Trade Commission ("ITC") determined that imports of certain stainless steel and alloy tool steel products are seriously injuring the domestic specialty steel industry. This funding allows the President of the United States, under Section 201 of the 1974 Trade Act, to restrict imports or impose tariffs on some or all of the products at issue. At this time, the Company is unable to determine the potential impact of any such remedy that may be imposed on the Company's future results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These statements will be adopted in 2002 and are not expected to impact the Company's results of operations or financial condition.



Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - none.

     b.   No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

     Date: November 9, 2001          /s/ C. M. McAninch
           --------------------      -----------------------------------------
                                     Clarence M. McAninch
                                     President, Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)

     Date: November 9, 2001          /s/ Richard M. Ubinger
           --------------------      -----------------------------------------
                                     Richard M. Ubinger
                                     Vice President of Finance,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)