Form 10-K
period 2001-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2002-03-22
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                           -------------------------

                                   FORM 10-K

           [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

                                     Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2002, based on the closing price of $10.97 per share on that date, was $43,281,345. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's Common Stock are the affiliates of the registrant.

As of March 20, 2002, there were 6,077,272 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 2002, are incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I

    Item 1.     Business....................................................................................  1
    Item 2.     Properties..................................................................................  9
    Item 3.     Legal Proceedings........................................................................... 11
    Item 4.     Submission of Matters to a Vote of Security Holders......................................... 11

PART II

    Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.................... 12
    Item 6.     Selected Financial Data..................................................................... 12
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                       of Operations........................................................................ 13
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risks................................. 13
    Item 8.     Financial Statements and Supplementary Data................................................. 13
    Item 9.     Changes in and Disagreements With Accountants on Accounting and
                       Financial Disclosure................................................................. 13

PART III

    Item 10.    Directors and Executive Officers of the Company............................................. 14
    Item 11.    Executive Compensation...................................................................... 14
    Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................. 14
    Item 13.    Certain Relationships and Related Transactions.............................................. 14

PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 15

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

The Company's products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. At its Bridgeville facility, the Company produces its specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). The semi-finished long products are primarily used by customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce fine-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by service center customers for distribution to a variety of customers. The Company also produces customized shapes primarily for original equipment manufacturers that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department ("PRP"), located at its Titusville facility.

Recent Developments

On February 14, 2002, the Company, through its wholly owned subsidiary, Dunkirk Specialty Steel, LLC ("Dunkirk Specialty Steel"), acquired from the New York Job Development Authority certain assets formerly owned by Empire Specialty Steel, Inc. at its idled production facility located in Dunkirk, New York (the
"Dunkirk facility"). The Company believes that the Dunkirk facility will be fully operational in the second quarter of its 2002 fiscal year, and it intends to produce finished bar, rod and wire specialty steel products offerings to existing customers within its markets and enter into new market niches.

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

The Company primarily manufactures its products within the following specialty steel product lines:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it unique qualities of high-strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat. Stainless steel is used, among other applications, in the automotive, aerospace and power generation industries, as well as in the manufacture of food handling, health and medical, chemical processing and pollution control equipment. The large number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

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

High-Strength Low Alloy Steel. High-strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy element of nickel, chrome and molybdenum in such steels typically exceed the alloy element of carbon steels but not that of high-temperature alloy steel. High-strength low alloy steels are manufactured for use generally in the aerospace industry.

High-Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have a very high nickel content relative to other types of specialty steels. High-temperature alloy steels are manufactured for use generally in the aerospace industry.

Net sales by principal product line were as follows:


For the years ended December 31,                        2001                   2000                   1999
                                                        ----                   ----                   ----
Dollars in thousands
Stainless steel                                       $76,908                 $62,346                $55,255
Tool steel                                              4,503                   6,960                  6,055
High-strength low alloy steel                           3,379                   2,161                  1,327
High-temperature alloy steel                            2,471                   1,754                  2,124
Conversion service                                      3,054                   2,309                  1,807
Other                                                     343                     355                     95
------------------------------------------------------------------------------------------------------------
Net sales on shipments                                 90,658                  75,885                 66,663
Effect of accounting change                                --                  12,462
------------------------------------------------------------------------------------------------------------
Total net sales                                       $90,658                 $88,347                $66,663
============================================================================================================

During 2000, the Company adopted the provisions of the Securities and Exchange Commission's ("the SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The application of the SEC's guidance to the language contained in the Company's Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at the time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. As a result, revenue and cost information in 2000 include amounts related to shipments made during the year as well as amounts deferred from 1999.

Raw Materials

Scrap Metal
The Company's major raw material is ferrous and non-ferrous scrap metal, which is generated principally from industrial sources and is purchased in the open market through a number of scrap brokers and dealers. The long-term demand for domestically-generated scrap metal by the domestic and foreign specialty steel industry is expected to remain strong. Higher demand may put increased pressure on the domestic supply of scrap and lead to inflated prices. The high quality of the Company's products requires close inspection and selection of scrap types and sources. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future.

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

The cost of raw material is more than one-third of the Company's total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has established arrangements with certain raw material suppliers that permit the Company to purchase certain raw materials at set prices for 30 days. These arrangements may protect the Company against short-term price increases in raw materials after it has agreed to manufacture products for its customers at specified prices, which reflect those set raw material prices. The Company has implemented sales price surcharges to help offset the impact of raw material price fluctuations.

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

At the Titusville Facility, the Company purchases electricity from GPU Energy pursuant to a two-year supply agreement entered into in May 2000, with one-year renewal options. Belden & Blake Corporation supplies all the Company's natural gas requirements at that location pursuant to a supply agreement entered into in May 2001, for the period July,1 2001 through June 30, 2002, which is eligible for renewal thereafter.

At the Dunkirk facility, the Company purchases electricity from the New York State Power Authority pursuant to an Expansion Power supply agreement which is contingent on certain employment levels. Under the agreement, the Company has been granted significant reductions in the New York State Power Authority's posted base demand rates.

While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the potential of curtailments exists as a result of decreased supplies during periods of increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the

Company, but also can lead to increased costs for energy. The Company imposed a natural gas surcharge mechanism that it has utilized during periods of inflated rates for natural gas due to supply shortages.

Customers

The Company's principal customers are rerollers, forgers, service centers and original equipment manufacturers, which primarily include the power generation and aerospace industries. The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, which is currently effective through December 2002. Under terms of the agreement, the Company will supply Talley Metals with an average of 1,250 tons of stainless reroll billet products per month. For the year ended December 31, 2001, Talley Metals and its affiliates accounted for 32% of the Company's net sales on shipments. General Electric Company and its affiliates accounted for 12% of the Company's net sales on shipments. No other customer accounted for more than 10% of the Company's net sales on shipments for the year ended December 31, 2001.

The Company's five largest customers in the aggregate accounted for approximately 56% of net sales on shipments. A principal element of the Company's business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The Company's customer base increased from 250 at December 31, 2000 to 288 at December 31, 2001.

The Company's products are marketed directly to its customers by Company personnel, including the Company's President and Chief Executive Officer, its PRP General Manager, four full-time sales persons and two independent sales representatives. In view of the relatively small number of prospective customers, the strong business relationships maintained with its existing customers and the thorough product knowledge possessed by those management and marketing persons, the Company believes its sales force is adequate for its current and immediately foreseeable needs.

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished products and in 16 weeks or less for its finished products. The Company's backlog of orders on hand as of December 31, 2001, was approximately $19.1 million as compared to $21.4 million at the same time in 2000. The mix of orders booked for delivery in the 2002 first quarter by market segment in comparison to the year-ago period reflects reduced demand for reroller and forging products, partially offset by increased demand for service center products. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Competition

The Company believes it is one of approximately 18 domestic manufacturers that produce specialty steel and one of approximately five domestic specialty steel manufacturers that produce special shapes. Of that number of firms that produce specialty steel, the Company believes five companies currently compete within the Company's selected markets, although other specialty steel mills have the capability of producing, and hence competing with, some of or all the Company's specialty steel products.

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

The domestic specialty steel industry is frequently affected by general economic conditions. Further, the Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. In addition, many of the finished products sold by the Company's customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers' products. Any competitive factors that adversely affects the market for finished products manufactured by the Company's customers could indirectly adversely affect the demand for the Company's specialty steel products. See "Risk Factors - Competition".

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steel Workers of America (USWA) employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employee's interests and those of the Company's stockholders. At December 31, 2001, the Company had 250 employees at its Bridgeville facility and 54 employees at its Titusville facility, of whom 198 and 47 were USWA members, respectively.

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

In October 2001, the Company and the USWA entered into a 6 year comprehensive collective bargaining agreement that is similar to the collective bargaining agreement (the "Dunkirk CBA") at Bridgeville and Titusville. The Company anticipates that it will have approximately 100 employees at the Dunkirk facility upon the commencement of all operations, approximately three-fourths of whom are USWA members.

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

Employee Stock Purchase Plan
Under the 1996 Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company's Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2001, the Company has issued 45,539 shares of Common Stock since the plan's inception.

Safety
The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers' compensation premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers

The following table sets forth, as of December 31, 2001, certain information with respect to the executive officers of the Company:

      NAME (AGE)                           EXECUTIVE OFFICER SINCE                       POSITION
      Clarence M. McAninch (66)                     1994               President and Chief Executive Officer
      Paul McGrath (50)                             1996               Vice President of Operations,
                                                                       General Counsel and Secretary
      Richard M. Ubinger (42)                       1994               Vice President of Finance, Chief Financial
                                                                       Officer and Treasurer

Clarence M. McAninch, 66, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

Paul A. McGrath, 50, has been Vice President of Operations of the Company since March 2001, General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 42, has been Vice President of Finance of the Company since March 2001, Chief Financial Officer and Principal Accounting Officer of the Company since August 1994 and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

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

Start-up of Dunkirk Specialty Steel, LLC Facility
On February 14, 2002, the Company acquired certain assets of the idled Dunkirk, New York production facility of Empire Specialty Steel, Inc. Delays in the commencement of the operations due to unexpected equipment start-up issues or the inability to receive a sufficient volume of customer orders could have a material adverse effect upon the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event."

Significant Customer and Concentrated Customer Base
For the year ended December 31, 2001, Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation, and its affiliates accounted for approximately 32% of the Company's net sales on shipments, while the General Electric Company and its affiliates accounted for 12% of the Company's net sales on shipments. The Company's five largest customers in the aggregate accounted for approximately 56% of net sales on shipments. An adverse change in, or termination of, the Company's relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. In addition, a number of the Company's customers are also competitors of the Company. See "Business--Customers" and "Business--Competition."

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

The Company entered into an order with the New York State Department of Environmental Conservation ("NY DEC") that precludes NY DEC from bringing any action against the Company, and releases the Company from any and all claims and liabilities arising from or related to the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. See "Properties--Environmental Compliance."

Supply of Raw Materials and Cost of Raw Materials
The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently account for more than one-third of the Company's total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. In addition, the supply of premium grades of scrap metal used by the Company is more limited than the supply of lower grades of scrap metal. Further, nickel and chrome, key ingredients in certain alloys produced by the Company and significant cost components, are available substantially only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company's results of operations. In addition, significant increases in the price of the Company's principal raw materials could adversely affect the Company's financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Raw Materials."

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

ITEM 2.  PROPERTIES

The Company leases its Bridgeville facility from Armco (the "Bridgeville Lease"). The Bridgeville Lease is for 10 years commencing on August 15, 1994, which includes the payment by the Company of real and personal property taxes, water and sewage charges, special assessment and insurance premiums associated therewith. The Bridgeville Lease also provides for three five-year options to renew on the same terms at the sole discretion of the Company. In addition, the Bridgeville Lease provides the Company with an option to purchase substantially all of the leased premises for $1 any time during the term of the Bridgeville Lease prior to August 15, 2015. The building that houses the electro-slag remelting equipment, which is nearby, but not contiguously located, to the other facilities, is included in the ten-year initial lease term only. The Company anticipates relocating the equipment it owns in that facility in closer proximity to the melt shop complex in an existing building prior to the expiration of that initial ten-year term.

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

The Company owns its Titusville facility, which consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 800,000 square feet of floor space on approximately 79 acres. The Company expects to incur approximately $6.0 million during its 2002 fiscal year with respect to the investment in and upgrading of technologies and other capital improvements relating to the start-up of operations at the Dunkirk facility.

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

Environmental Compliance

The Company is subject to Environmental Laws, including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances. The Company may be liable for the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices. The Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. Environmental costs could be incurred which may be significant, related to environmental compliance at any time or from time to time in the future.

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

Dunkirk Facility

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel and New York Job Development Authority entered into an order with the New York State Department of Environmental Conservation ("NY DEC") with regard to existing environmental conditions at the Dunkirk facility. Pursuant to the terms of the order, Dunkirk Specialty Steel agreed, among other things, to pay an aggregate sum of $200,000 in consideration from NY DEC's forbearance from bringing any action or proceeding against Dunkirk Specialty Steel and its affiliates relating to existing contamination at the site.

See "Risk Factors--Environmental Issues."

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

At December 31, 2001, a total of 6,347,172 shares of the Company's Common Stock, par value $.001 per share, were issued and held by approximately xxx holders of record. 269,900 shares of the issued Common Stock of the Company were held in treasury at December 31, 2001.

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

Price Range of Common Stock

The information called for by this item is set forth on page 31 of the Annual Report to Stockholders for the year ended December 31, 2001, which is incorporated herein.

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



ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 32 of the Annual Report to Stockholders for the year ended December 31, 2001, which is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 13 through 17 of the Annual Report to Stockholders for the year ended December 31, 2001, which are incorporated herein.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Prices for the Company's raw materials and natural gas requirements are subject to frequent market fluctuations. The Company does not maintain long-term supply, fixed cost agreements for its major raw material and natural gas requirements. Price increases are normally offset by selling price increases and surcharges.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2001, the Company's total long-term debt, including the current portion was $8,322,000. Of that amount, $1,822,000 has fixed rates and $6,500,000 bears a variable rate.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 18 through 30 of the Annual Report to Stockholders for the year ended December 31, 2001, which are incorporated herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 21, 2002, under the heading "Proposal No. 1--Election of Directors," which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.



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

None.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1)   Consolidated Financial Statements:
     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 18 through 30 of the accompanying Annual Report, are incorporated in this Form 10-K Annual Report.

2)   Consolidated Financial Statement Schedules:
     The following financial statement schedule is included herewith on page 20 and made a part hereof; Schedule II (Valuation and Qualifying Accounts).

3)   Exhibits:

EXHIBIT
-------
NUMBER                                DESCRIPTION
-------                               -----------

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

EXHIBIT
-------
NUMBER                                DESCRIPTION
-------                               -----------

10.3 Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.3 to Registration No. 33-85310).

10.4 Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit 10.4 to Registration No. 33-85310).

10.5 Asset and Real Property Purchase Agreement, dated as of June 2, 1995, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 2.3 to Registration No. 33-97896).

10.6 Employment Agreement, dated November 20, 1998 by and between the Company and Clarence M. McAninch (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.7 Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997).

10.8 Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9     1994 Stock Incentive Plan (incorporated herein by reference to Exhibit
         10.10 to Registration No. 33-85310).

10.10 Second Amended and Restated Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank, National Association, with Exhibits and Schedules (incorporated herein by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.12 Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 Landlord's Waiver, dated as of January 30, 1998, by Armco Inc (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.14 Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 First Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

EXHIBIT
-------
NUMBER                                DESCRIPTION
-------                               -----------

10.16 Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 25, 2000, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).

10.17 Third Amendment to the Second Amended and Restated Credit Agreement, dated as of June 29, 2001, between the Company and PNC Bank, National Association (filed herewith).

10.18 Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.20 to Registration No. 33-97896).

10.19 Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-97896).

10.20 Security Agreement, dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.22 to Registration No. 33-97896).

10.21 Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (filed herewith).

10.22 Personal Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (filed herewith).

10.23 Real Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (filed herewith).

10.24 Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority (filed herewith).

10.25 Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority (filed herewith).

13.01 Selected pages of the Company's 2001 Annual Report to Stockholders (filed herewith).

23.01    Consent of PricewaterhouseCoopers LLP (filed herewith).

24.01    Powers of Attorney (included on the signature page herein).



(b) The following reports on Form 8-K were filed during the fourth quarter of 2001:

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                                     Universal Stainless & Alloy Products, Inc.


                                     By:  /s/  C.M. McAninch
                                        ----------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer



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


SIGNATURE                                TITLE                                                DATE
---------                                -----                                                ----

 /s/  C.M. McAninch                      President, Chief Executive Officer                   March 22, 2002
---------------------------------------- And Director (Principal Executive Officer)
Clarence M. McAninch

/s/  Richard M. Ubinger                  Vice President of Finance, Chief Financial Officer   March 22, 2002
---------------------------------------- (Principal Financial and Accounting Officer)
Richard M. Ubinger

/s/  Douglas M. Dunn                     Director                                             March 22, 2002
----------------------------------------
Douglas M. Dunn

/s/  George F. Keane                     Director                                             March 22, 2002
----------------------------------------
George F. Keane

/s/  Udi Toledano                        Director                                             March 22, 2002
----------------------------------------
Udi Toledano

/s/  D. Leonard Wise                     Director                                             March 22, 2002
----------------------------------------
D. Leonard Wise

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 18, 2002, except for Note 12, which is as of February 8, 2002 appearing in the 2001 Annual Report to Stockholders of Universal Stainless & Alloy Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 18, 2002

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 2000 and 2001
                             (Dollars in thousands)

                                                                    Balance at         Charged to
                                                                     Beginning          costs and                       Balance at
                                                                      of Year           Expenses         Deductions    End of Year
                                                                    ----------         ----------        ----------    -----------
Inventory reserve:
   Year ended December 31, 1999                                         $235              $789              ($863)        $161
   Year ended December 31, 2000                                          161               514               (206)         469
   Year ended December 31, 2001                                          469               332               (321)         480

Allowance for doubtful accounts:
   Year ended December 31, 1999                                         $358              $ 60                $--         $418
   Year ended December 31, 2000                                          418               151               (377)         192
   Year ended December 31, 2001                                          192               336                (94)         434
