Form 10-Q
period 2002-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2002-05-10
CIK 931584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                         _____________________________

                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2002

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


                           Yes   X     No _________
                               ------

     As of April 30, 2002, there were 6,077,272 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the acquisition of the Empire Specialty Steel assets and the successful start-up of Dunkirk Specialty Steel LLC, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, and risks related to property, plant and equipment. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


              DESCRIPTION                                                                     PAGE NO.
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements

                 Consolidated Condensed Statements of Operations                                  2

                 Consolidated Condensed Balance Sheets                                            3

                 Consolidated Condensed Statements of Cash Flows                                  4

                 Notes to the Unaudited Consolidated Condensed Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                          8

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         10

PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                                   11

SIGNATURES                                                                                       12

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Information)
                                  (Unaudited)


                                                                For the
                                                        Three-month period ended

                                                                March 31,
                                                           2002          2001
                                                           ----          ----

     Net sales                                           $ 17,596      $ 21,259
     Cost of products sold                                 14,245        17,121
     Selling and administrative expenses                    1,373         1,558
                                                         --------      --------
     Operating income                                       1,978         2,580
     Interest expense and other financing costs              (110)         (181)
     Other income, net                                         31            20
                                                         --------      --------
     Income before taxes                                    1,899         2,419
     Income taxes                                             693           907
                                                         --------      --------

     Net income                                          $  1,206      $  1,512
                                                         ========      ========

     Earnings per common share
       Basic                                             $   0.20      $   0.25
                                                         ========      ========
       Diluted                                           $   0.20      $   0.25
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)



                                                                               March 31, 2002    December 31, 2001
                                                                                  (Unaudited)
       ASSETS
       Current assets
                Cash and cash equivalents                                             $ 7,821              $ 5,454
                Accounts receivable (less allowance for doubtful
                  accounts of $312 and $434)                                           12,067               13,257
                Inventory                                                              21,534               17,900
                Other current assets                                                    1,763                1,482
                                                                                      -------              -------
                  Total current assets                                                 43,185               38,093
       Property, plant and equipment, net                                              40,804               41,202
       Other assets                                                                       190                  151
                                                                                      -------              -------

                  Total assets                                                        $84,179              $79,446
                                                                                      =======              =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities
                Trade accounts payable                                                $ 5,224              $ 4,597
                Outstanding checks in excess of bank balance                            1,218                  857
                Current portion of long-term debt                                       1,835                1,832
                Accrued employment costs                                                1,298                1,562
                Other current liabilities                                                 785                  590
                                                                                      -------              -------
                  Total current liabilities                                            10,360                9,438
       Long-term debt                                                                   8,903                6,490
       Deferred taxes                                                                   7,338                7,146
                                                                                      -------              -------
                  Total liabilities                                                    26,601               23,074
                                                                                      -------              -------

       Commitments and contingencies                                                       --                   --

       Stockholders' equity
                Senior Preferred Stock, par value $.001 per share;
                  liquidation value $100 per share; 2,000,000
                  shares authorized; 0 shares issued and outstanding                       --                   --
                Common Stock, par value $.001 per share; 10,000,000
                  shares authorized; 6,347,172 shares issued                                6                    6
                Additional paid-in capital                                             25,941               25,941
                Retained earnings                                                      33,262               32,056
                Treasury Stock at cost; 269,900
                  common shares held                                                   (1,631)              (1,631)
                                                                                      -------              -------
                  Total stockholders' equity                                           57,578               56,372
                                                                                      -------              -------

       Total liabilities and stockholders' equity                                     $84,179              $79,446
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

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                         For the
                                                                                 Three-month period ended
                                                                                         March 31,
                                                                                  2002                 2001
                                                                                  ----                 ----
Cash flow from operating activities:
   Net income                                                                  $  1,206             $  1,512
   Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
       Depreciation and amortization                                                772                  641
       Deferred taxes                                                               272                  215
   Changes in assets and liabilities:
       Accounts receivable, net                                                   1,190               (1,794)
       Inventory                                                                    328               (2,224)
       Accounts payable                                                             627                1,016
       Accrued employment costs                                                    (264)                 222
       Other, net                                                                   (43)                 719
                                                                               --------             --------
          Net cash provided by operating activities                               4,088                  307
                                                                               --------             --------
Cash flow from investing activities:
   Acquisition of assets and real property through purchase agreements           (1,271)                  --
   Capital expenditures                                                            (352)              (1,486)
                                                                               --------             --------
          Net cash used in investing activities                                  (1,623)              (1,486)
                                                                               --------             --------
Cash flow from financing activities:
   Proceeds from long-term debt                                                      --                  136
   Long-term debt repayment                                                        (459)                (458)
   Borrowings under revolving line of credit                                         --                1,989
   Repayments under revolving line of credit                                         --               (1,403)
   Increase (decrease) in outstanding checks in excess of bank balance              361                  (78)
                                                                               --------             --------
          Net cash provided by (used in) financing activities                       (98)                 186
                                                                               --------             --------
   Net increase (decrease) in cash and cash equivalents                           2,367                 (993)
   Cash and cash equivalents at beginning of period                               5,454                1,109
                                                                               --------             --------

   Cash and cash equivalents at end of period                                  $  7,821             $    116
                                                                               ========             ========

   Supplemental disclosure of cash flow information:
     Interest paid                                                             $     85             $    211
     Income taxes paid                                                         $     91             $    690

The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
---------------------

1) The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2002 and 2001, balance sheets as of March 31, 2002 and December 31, 2001, and statements of cash flows for the three-month periods ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2002 and December 31, 2001 and the consolidated results of operations and of cash flows for the three- month periods ended March 31, 2002 and 2001, and are not necessarily indicative of the results to be expected for the full year.

Acquisition
-----------

2) On February 8, 2002, the Company, through its wholly owned subsidiary, Dunkirk Specialty Steel, LLC ("Dunkirk Specialty Steel"), entered into a Personal Property Asset Purchase Agreement and a Real Property Purchase Agreement (the "Purchase Agreements") with the New York Job Development Authority (the "JDA") to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. at its idled production facility located in Dunkirk, New York. These transactions were completed on February 14, 2002 and the plant became operational on March 14, 2002. Pursuant to the Purchase Agreements, Dunkirk Specialty Steel paid $1.0 million in cash and issued two ten-year, 5% interest bearing notes payable to the JDA for the combined amount of $3.0 million. No principal or interest payments are payable during the first year. The purchase price, including related acquisition costs and adjustments for the discounted value of the JDA notes, of $4,128,000 was allocated as follows (dollars in thousands):

              Inventory                                  $3,962
              Assets Held for Sale                          166
                                                         ------

                                                         $4,128
                                                         ======

Common Stock
------------

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                                      For the Three-month period ended
                                                                                 March 31,
                                                                          2002                 2001
                                                                          ----                 ----
    Weighted average number of shares
        of Common Stock outstanding                                     6,077,272            6,081,228

    Assuming exercise of stock options and warrants reduced by the number of shares which could have been purchased
        with the proceeds from exercise of such stock options
        and warrants                                                       57,302                9,667
                                                                      -----------          -----------
    Weighted average number of shares
        of  Common Stock outstanding,
        as adjusted                                                     6,134,574            6,090,895
                                                                      ===========          ===========

Inventory
---------

4)   The major classes of inventory are as follows (dollars in thousands):

                                                                  March 31, 2002                     December 31, 2001
               Raw materials and supplies                              $   2,439                             $   1,880
               Semi-finished and finished steel products                  16,607                                13,593
               Operating materials                                         2,488                                 2,427
                                                            --------------------                 ---------------------

               Total inventory                                         $  21,534                             $  17,900
                                                            ====================                 =====================

Property, Plant and Equipment
-----------------------------

5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                  March 31, 2002                     December 31, 2001
               Land and land improvements                              $     822                             $     822
               Buildings                                                   4,701                                 4,701
               Machinery and equipment                                    43,584                                43,572
               Construction in progress                                    2,981                                 2,641
                                                            --------------------                 ---------------------
                                                                          52,088                                51,736
               Accumulated depreciation                                  (11,284)                              (10,534)
                                                            --------------------                 ---------------------

               Property, plant and equipment, net                      $  40,804                             $  41,202
                                                            ====================                 =====================

Environmental
-------------

6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Business Segments
-----------------

7) Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance.

     The Company is comprised of two business segments: Universal Stainless & Alloy Products, Inc., which consists of the Bridgeville and Titusville facilities and Dunkirk Specialty Steel, the Company's wholly owned subsidiary located in Dunkirk, New York.

     The Company manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Universal Stainless' manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel's manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire.

     Sales between the segments are generally made at market-related prices. Other income, net, represents interest income. Corporate assets are primarily cash and cash equivalents, prepaid insurance costs, investment in Dunkirk Specialty Steel and corporate operating assets.
     Segment Data (dollars in thousands):


                                                For the Three-month period ended
                                                            March 31,
                                                   2002                 2001
                                                   ----                 ----
 Universal Stainless & Alloy Products, Inc.      $ 17,638             $ 21,259
 Dunkirk Specialty Steel                              206                   --
 Intersegment                                        (248)                  --
                                                 --------             --------
       Consolidated net sales                    $ 17,596             $ 21,259
                                                 --------             --------
Operating income (loss)
 Universal Stainless & Alloy Products, Inc.      $  2,493             $  2,595
 Dunkirk Specialty Steel                             (506)                  --
 Corporate costs                                       (9)                 (15)
                                                 --------             --------
       Total operating income                       1,978                2,580
                                                 --------             --------
Interest expense and other financing costs           (110)                (181)
                                                 --------             --------
Other income, net                                      31                   20
                                                 --------             --------
 Consolidated income before taxes                $  1,899             $  2,419
                                                 ========             ========



                                                 March 31,        December 31,
                                                   2002               2001
                                                   ----               ----
Total assets:
 Universal Stainless & Alloy Products, Inc.      $ 70,654         $     73,225
 Dunkirk Specialty Steel                            4,390                   --
 Corporate assets                                   9,135                6,221
                                                 --------         ------------
       Consolidated total assets                 $ 84,179         $     79,446
                                                 ========         ============

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations
---------------------

An analysis of the Company's operations for the three-month periods ended March 31, 2002 and 2001 is as follows (dollars in thousands):

                                          For the Three-month period ended
                                                     March 31,
                                               2002             2001
                                               ----             ----
Net sales
 Stainless steel                              $13,460          $17,423
 Tool steel                                     1,334            1,517
 High-strength low alloy steel                    574              609
 High-temperature alloy steel                   1,743              665
 Conversion services                              395              871
 Other                                             90              174
                                              -------          -------
 Total net sales                              $17,596          $21,259
                                              -------          -------

Cost of products sold                          14,245           17,121
                                              -------          -------
Selling and administrative expenses             1,373            1,558
                                              -------          -------
Operating income                              $ 1,978          $ 2,580
                                              =======          =======

Three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001

The decrease in net sales for the three-month period ended March 31, 2002 as compared to the similar period in 2001 reflects increased demand for service center products including tool steel and high-temperature alloy steel, but lower sales to rerollers and forgers due to the lingering effects of the slower economy and competition from imports. The Company shipped approximately 8,300 tons during the three-month period ended March 31, 2002, compared to approximately 11,000 tons during the three-month period ended March 31, 2001.

Cost of products sold, as a percentage of net sales, was 81.0% and 80.5% for the three-month periods ended March 31, 2002 and 2001, respectively. This increase is primarily due to start-up costs incurred relating to Dunkirk Specialty Steel, the Company's wholly owned subsidiary which acquired the assets of Empire Specialty Steel on February 14, 2002 and became operational March 14, 2002.

Selling and administrative expenses decreased by $185,000 from the year-ago period primarily due to a $190,000 severance obligation to its former Vice President of Operations during the three-month period ended March 31, 2001.

Interest expense and other financing costs decreased from $181,000 for the three-month period ended March 31, 2001 to $110,000 for the three-month period ended March 31, 2002 primarily due to a reduction in borrowings under the revolving line of credit with PNC Bank and lower interest rates between the two periods.

The effective income tax rate utilized in the three-month periods ended March 31, 2002 and 2001 was 36.5% and 37.5%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2002.

Business Segment Results
------------------------

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2002 and 2001 is as follows (dollars in thousands):

                                                For the Three-month period ended
                                                           March 31,
                                                      2002           2001
                                                      ----           ----
Net sales
   Universal Stainless & Alloy Products, Inc.       $17,638         $21,259
   Dunkirk Specialty Steel                              206              --
   Intersegment                                        (248)             --
                                                    -------         -------
   Consolidated net sales                           $17,596         $21,259
                                                    -------         -------
Operating income
   Universal Stainless & Alloy Products, Inc.       $ 2,493         $ 2,595
   Dunkirk Specialty Steel                             (506)             --
   Corporate costs                                       (9)            (15)
                                                    -------         -------
    Total operating income                          $ 1,978         $ 2,580
                                                    =======         =======

Universal Stainless & Alloy Products, Inc. Segment

Net sales for the three-month period ended March 31, 2002 for this segment, which aggregates the Bridgeville and Titusville facilities, were $3.6 million lower than the same period a year ago. This decrease reflects increased demand for service center products including tool steel, but lower sales to rerollers and forgers due to the lingering effects of the slower economy and competition from imports. Sales to the aerospace and power generation markets remained flat to slightly better than last year.

Operating income for the Universal Stainless & Alloy Products, Inc. segment was $102,000 lower than last year's $2.6 million. This decrease was due primarily to lower shipment and production levels, offset by lower cost of products sold and a $190,000 severance obligation to it's former Vice President of Operations during the three-month period ended March 31, 2001.

Dunkirk Specialty Steel Segment

On February 8, 2002, the Company, through its wholly owned subsidiary, Dunkirk Specialty Steel, entered into a Property Asset Purchase Agreement and a Real Property Purchase Agreement (the "Purchase Agreements") with the JDA to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. at its idled production facility located in Dunkirk, New York. These transactions were completed on February 14, 2002. Dunkirk Specialty Steel manufactures and markets finished bar, rod and wire specialty steel products. The facility became operational on March 14, 2002.

Net sales for the three-month period ended March 31, 2002 for this segment were $206,000. This reflects intersegment scrap sales of $172,000 and $34,000 in external sales. The operating loss for the Dunkirk Specialty Steel segment was $506,000 which primarily relates to the start-up costs incurred since February 14, 2002.

Financial Condition
-------------------

The Company has financed its operating activities during the three-month period ended March 31, 2002 through cash flows from operations and cash on hand at the beginning of the period. At March 31, 2002, working capital approximated $32.8 million, as compared to $28.7 million at December 31, 2001. The ratio of current assets to current liabilities increased from 4.0:1 at December 31, 2001 to 4.2:1 at March 31, 2002. The debt to capitalization ratio was 15.7% at March 31, 2002, and 12.9% at December 31, 2001. The increase in the ratio of current assets to current liabilities is primarily due to the acquisition of inventory formerly owned by Empire Specialty Steel, Inc. from the JDA.

The Company's capital expenditures approximated $352,000 for the three-month period ended March 31, 2002 which primarily related to the Bridgeville facility and the Dunkirk facility. At March 31, 2002, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $1.3 million. These expenditures are expected to be funded substantially from internally generated funds and additional borrowings. The Company expended $1.3 million in connection with the Personal Property Asset and Real Property Purchase Agreements entered into with the JDA to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. As of March 31, 2002, the Company had $6.5 million available for borrowings under a revolving line of credit with PNC Bank.

There were no shares of Common Stock repurchased by the Company during the three-month period ended March 31, 2002. The Company is authorized to repurchase an additional 45,100 shares of Common Stock as of March 31, 2002.

The Company anticipates that it will fund its 2002 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2002 Outlook
------------

The Company anticipates that its sales for the second quarter of 2002 will be between $21 and $25 million, representing an improvement over the first quarter of 2002. In the second quarter of 2001, sales were $24 million. Diluted earnings per share for the second quarter of 2002 are currently projected to range from $0.20 to $0.25, versus $0.31 in the prior year period. The following factors were considered in developing these estimates:

..    The Company's total backlog approximated $23 million on March 31, 2002, as compared to $19 million on December 31, 2001.

..    The Company expects strong growth in the sales of tool steel plate products to the service center market due to an improving economy. Strong growth in billet sales to the forging and reroll markets is also expected due to improving demand in the industrial and service center markets, and the beneficial effect of the tariffs imposed by President Bush on imported stainless steel rod, bar and wire products. OEM products are expected to match those of the 2002 first quarter, although power generation sales are showing signs of weakening, while aerospace sales are improving somewhat.

..    Sales from Dunkirk are expected to approximate $2 million in the second quarter of 2002 producing an operating loss between $200,000 to $400,000, equivalent to $0.02 to $0.04 per diluted share.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These statements were adopted during the first quarter 2002 and did not impact the Company's results of operations or financial condition.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - none.

     b. A Report on Form 8K was filed on February 15, 2002. The Report covered a Press Release under item 5, Other Events, relating to the acquisition of assets located at the Dunkirk facility. No financial statements were filed with the Report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

          Date:  May 10, 2002
                                      /s/  C. M. McAninch
                ---------------      -------------------------------------------
                                      Clarence M. McAninch
                                      President, Chief Executive Officer and
                                      Director
                                      (Principal Executive Officer)

          Date:  May 10, 2002
                                      /s/  Richard M. Ubinger
                ---------------      -------------------------------------------
                                      Richard M. Ubinger
                                      Vice President of Finance,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)