Form 10-Q
period 2002-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2002-08-08
CIK 931584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          _____________________________

                                    FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

      [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from ______ to ______
                         Commission File Number 0-25032

                          _____________________________


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

                                    Yes   X    No ______
                                         ---

     As of August 8, 2002, there were 6,280,536 outstanding shares of the Registrant's Common Stock, $.001 par value.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the acquisition of the Empire Specialty Steel assets, and the successful start-up of Dunkirk Specialty Steel, LLC, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, risks associated with the negotiation of a new collective bargaining agreement with the hourly employees at the Bridgeville facility, and risks related to property, plant and equipment. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

               DESCRIPTION                                                                        PAGE NO.
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

                   Consolidated Condensed Statements of Operations                                    2

                   Consolidated Condensed Balance Sheets                                              3

                   Consolidated Condensed Statements of Cash Flows                                    4

                   Notes to the Unaudited Consolidated Condensed Financial Statements                 5

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of             8
               Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            11


PART II.       OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders                                   12

   Item 5.     Other Information                                                                     12

   Item 6.     Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                           13

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                   (Unaudited)

                                                           For the                      For the
                                                   Three-month period ended     Six-month period ended
                                                           June 30,                     June 30,
                                                   ------------------------     ----------------------
                                                     2002            2001         2002          2001
                                                     ----            ----         ----          ----
Net sales                                          $ 21,422        $ 24,233     $ 39,018      $ 45,492
Cost of products sold                                18,574          19,207       32,819        36,328
Selling and administrative expenses                   1,537           1,816        2,910         3,374
                                                   --------        --------     --------      --------
Operating income                                      1,311           3,210        3,289         5,790
Interest expense and other financing costs             (118)           (160)        (228)         (341)
Other income                                             31               2           62            22
                                                   --------        --------     --------      --------
Income before taxes                                   1,224           3,052        3,123         5,471
Income taxes                                            447           1,144        1,140         2,051
                                                   --------        --------     --------      --------
Net income                                         $    777        $  1,908     $  1,983      $  3,420
                                                   ========        ========     ========      ========

Earnings per common share
     Basic                                         $   0.13        $   0.31     $   0.32      $   0.56
                                                   ========        ========     ========      ========
     Diluted                                       $   0.12        $   0.31     $   0.32      $   0.56
                                                   ========        ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       June 30, 2002     December 31, 2001
                                                                        (Unaudited)
ASSETS
Current assets
         Cash and cash equivalents                                          $  8,735              $  5,454
         Accounts receivable (less allowance for doubtful
              accounts of $334 and $434)                                      15,001                13,257
         Inventory                                                            20,526                17,900
         Other current assets                                                  2,364                 1,482
                                                                            --------              --------
              Total current assets                                            46,626                38,093
Property, plant and equipment, net                                            41,492                41,202
Other assets                                                                     177                   151
                                                                            --------              --------

              Total assets                                                  $ 88,295              $ 79,446
                                                                            ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Trade accounts payable                                             $  6,231              $  4,597
         Outstanding checks in excess of bank balance                          1,659                   857
         Current portion of long-term debt                                     1,871                 1,832
         Accrued employment costs                                              1,350                 1,562
         Other current liabilities                                               477                   590
                                                                            --------              --------
              Total current liabilities                                       11,588                 9,438
Long-term debt                                                                 8,440                 6,490
Deferred taxes                                                                 7,609                 7,146
                                                                            --------              --------
              Total liabilities                                               27,637                23,074
                                                                            --------              --------

Commitments and contingencies                                                     --                    --

Stockholders' equity
         Senior Preferred Stock, par value $.001 per share;
              liquidation value $100 per share; 2,000,000
              shares authorized; 0 shares issued and
              outstanding                                                         --                    --
         Common Stock, par value $.001 per share;
              10,000,000 shares authorized; 6,550,436 and
              6,347,172 shares issued                                              7                     6
         Additional paid-in capital                                           28,243                25,941
         Retained earnings                                                    34,039                32,056
         Treasury Stock at cost; 269,900
                common shares held                                            (1,631)               (1,631)
                                                                            --------              --------
              Total stockholders' equity                                      60,658                56,372
                                                                            --------              --------

Total liabilities and stockholders' equity                                  $ 88,295              $ 79,446
                                                                            ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 For the Six-month period ended
                                                                                            June 30,
                                                                                   2002                  2001
                                                                                   ----                  ----
Cash flow from operating activities:
      Net income                                                                  $ 1,983               $ 3,420
      Adjustments to reconcile to net cash and cash equivalents
      provided by operating activities:
         Depreciation and amortization                                              1,539                 1,310
         Deferred taxes                                                               543                   472
         Tax benefit from exercise of stock options                                   428                    --
      Changes in assets and liabilities:
         Accounts receivable, net                                                  (1,744)               (4,323)
         Inventory                                                                  1,332                (2,272)
         Trade accounts payable                                                     1,634                 1,641
         Accrued employment costs                                                    (212)                  537
         Other, net                                                                  (908)                  982
                                                                                 --------              --------
           Net cash provided by operating activities                                4,595                 1,767
                                                                                 --------              --------
Cash flows from investing activities:
      Acquisition of assets and real property through purchase agreements          (1,283)                   --
      Capital expenditures                                                         (1,810)               (2,395)
                                                                                 --------              --------
          Net cash used in investing activities                                    (3,093)               (2,395)
                                                                                 --------              --------
Cash flows from financing activities:
      Proceeds from the exercise of stock options                                   1,852                    --
      Proceeds from issuance of Common Stock                                           23                    26
      Borrowings under revolving line of credit                                        --                 8,710
      Repayments under revolving line of credit                                        --                (8,516)
      Proceeds from long-term debt                                                     --                   139
      Repayments of long-term debt                                                   (898)                 (909)
      Increase in outstanding checks in excess of bank balance                        802                   197
                                                                                 --------              --------
           Net cash provided by (used in) financing activities                      1,779                  (353)
                                                                                 --------              --------
      Net increase (decrease) in cash and cash equivalents                          3,281                  (981)
      Cash and cash equivalents at beginning of period                              5,454                 1,109
                                                                                 --------              --------
      Cash and cash equivalents at end of period                                  $ 8,735               $   128
                                                                                 ========              ========

      Supplemental disclosure of cash flow information:
           Interest paid                                                          $   165               $   298
           Income taxes paid                                                      $ 1,262               $ 1,264

The accompanying notes are an integral part of these consolidated financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

1) The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, balance sheets as of June 30, 2002 and December 31, 2001, and statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2002 and December 31, 2001 and the consolidated results of operations and of cash flows for the periods ended June 30, 2002 and 2001, and are not necessarily indicative of the results to be expected for the full year.

Acquisition

2) On February 8, 2002, the Company, through its wholly owned subsidiary, Dunkirk Specialty Steel, LLC ("Dunkirk Specialty Steel"), entered into a Personal Property Asset Purchase Agreement and a Real Property Purchase Agreement (the "Purchase Agreements") with the New York Job Development Authority (the "JDA") to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. at its idled production facility located in Dunkirk, New York. These transactions were completed on February 14, 2002, and the plant became operational on March 14, 2002. Pursuant to the Purchase Agreements, Dunkirk Specialty Steel paid $1.1 million in cash and issued two ten-year, 5% interest bearing notes payable to the JDA for the combined amount of $3.0 million. No principal or interest payments are due under the notes during the first year. The purchase price, including related acquisition costs and adjustments for the discounted value of the JDA notes, of $4,140,000 was allocated as follows (dollars in thousands):

          Inventory                                             $3,958
          Assets Held for Sale                                     182
                                                              --------

                                                                $4,140
                                                              ========

Common Stock

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                               For the                           For the
                                                        Three-month period ended          Six-month period ended
                                                                June 30,                          June 30,
                                                        2002               2001           2002               2001
                                                        ----               ----           ----               ----
         Weighted average number of shares
            of Common Stock outstanding               6,176,813          6,081,274      6,127,043          6,081,251

         Assuming exercise of stock options
            and warrants reduced by the
            number of shares which could
            have been purchased with the
            proceeds from exercise of such
            stock options and warrants                  117,924             22,439         87,612             16,053
                                                     ----------         ----------     ----------         ----------

         Weighted average number of shares
            of  Common Stock outstanding,
            as adjusted                               6,294,737          6,103,713      6,214,655          6,097,304
                                                     ==========         ==========     ==========         ==========

Inventory

4)    The major classes of inventory are as follows (dollars in thousands):

                                                                         June 30, 2002              December 31, 2001
                Raw materials and supplies                                     $ 1,998                        $ 1,880
                Semi-finished and finished steel products                       15,970                         13,593
                Operating materials                                              2,558                          2,427
                                                                         -------------               ----------------

                Total inventory                                                $20,526                        $17,900
                                                                         =============               ================

Property, Plant and Equipment

5) Property, plant and equipment consists of the following (dollars in thousands):

                                                                         June 30, 2002              December 31, 2001
                Land and land improvements                                    $    822                       $    822
                Buildings                                                        5,471                          4,701
                Machinery and equipment                                         46,591                         43,572
                Construction in progress                                           631                          2,641
                                                                         -------------               ----------------
                                                                                53,515                         51,736
                Accumulated depreciation                                       (12,023)                       (10,534)
                                                                         -------------               ----------------

                Property, plant and equipment, net                            $ 41,492                       $ 41,202
                                                                         =============               ================

Environmental

6) The Company has reviewed the status of its environmental contingencies and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Business Segments

7.) Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance.

     The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities and Dunkirk Specialty Steel, the Company's wholly owned subsidiary located in Dunkirk, New York.

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

     Segment Data (dollars in thousands):

                                                              For the                     For the
                                                      Three-Month Period Ended     Six-Month Period Ended
                                                              June 30,                    June 30,
                                                         2002           2001          2002          2001
                                                      -----------   -----------   -----------    ----------
Net sales
     Universal Stainless & Alloy Products                $20,882       $24,233       $38,520       $45,492
     Dunkirk Specialty Steel                               2,173            --         2,379            --
     Intersegment                                         (1,633)           --        (1,881)           --
                                                      -----------   -----------   -----------    ----------
        Consolidated net sales                            21,422        24,233        39,018        45,492
                                                      -----------   -----------   -----------    ----------
Operating income (loss)
     Universal Stainless & Alloy Products                  1,699         3,229         4,192         5,824
     Dunkirk Specialty Steel                                (376)           --          (882)           --
     Corporate costs                                         (12)          (19)          (21)          (34)
                                                      -----------   -----------   -----------    ----------
           Total operating income                          1,311         3,210         3,289         5,790
                                                      -----------   -----------   -----------    ----------
Interest expense and other financing costs                  (118)         (160)         (228)         (341)
                                                      -----------   -----------   -----------    ----------
Other income                                                  31             2            62            22
                                                      -----------   -----------   -----------    ----------
     Consolidated income before taxes                    $ 1,224       $ 3,052       $ 3,123       $ 5,471
                                                      ===========   ===========   ===========    ==========

                                                                             June 30,         December 31,
                                                                               2002              2001
                                                                               ----              ----
     Total assets:
          Universal Stainless & Alloy Products                               $71,023            $73,225
          Dunkirk Specialty Steel                                              6,573                 --
          Corporate assets                                                    10,699              6,221
                                                                           ---------          ---------
              Consolidated total assets                                      $88,295            $79,446
                                                                           =========          =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company's operations for the three-and six-month periods ended June 30, 2002 and 2001 are as follows (dollars in thousands):

                                                              For the                     For the
                                                      Three-Month Period Ended     Six-Month Period Ended
                                                              June 30,                    June 30,
                                                         2002           2001          2002          2001
                                                      -----------   -----------   -----------    ----------
Net sales
    Stainless steel                                      $17,625       $21,200       $31,085       $38,623
    Tool steel                                             1,950           848         3,284         2,365
    High temperature alloy steel                             721           326         2,464           935
    High-strength low alloy steel                            615         1,103         1,189         1,768
    Conversion services                                      434           693           829         1,564
    Other                                                     77            63           167           237
                                                       ----------   -----------   -----------    ----------
       Total net sales                                    21,422        24,233        39,018        45,492
                                                       ----------   -----------   -----------    ----------

Cost of products sold                                     18,574         19,207       32,819        36,328
                                                       ----------   -----------   -----------    ----------
Selling and administrative expenses                        1,537          1,816        2,910         3,374
                                                       ----------   -----------   -----------    ----------
Operating income                                         $ 1,311        $ 3,210      $ 3,289       $ 5,790
                                                       ==========   ===========   ===========    ==========

Three-and six-month periods ended June 30, 2002 as compared to the similar periods in 2001

The decrease in net sales for the three-and six-month periods ended June 30, 2002 as compared to the similar periods in 2001 reflects lower demand for power generation and aerospace products resulting from production cutbacks of power generation equipment and commercial aircraft. These declines were partially offset by an increase in demand for tool steel and commodity reroller products. Management believes that the increased demand for tool steel products indicates the anticipation of an improving economy, while the increased demand for commodity reroller products reflects the impact of the tariffs imposed by President Bush in March, 2002 on imported specialty steel products. The Company shipped approximately 12,600 tons and 12,300 tons for the three-month periods ended June 30, 2002 and 2001 respectively, and 21,000 tons and 23,300 tons for the six-month periods ended June 30, 2002 and 2001, respectively.

Cost of products sold, as a percentage of net sales, was 86.7% and 79.3% for the three-month periods ended June 30, 2002 and 2001, respectively, and was 84.1% and 79.9% for the six-month periods ended June 30, 2002 and 2001, respectively. This increase is primarily due to the shift in product mix and the start-up costs incurred relating to Dunkirk Specialty Steel, the Company's wholly owned subsidiary which acquired the assets of Empire Specialty Steel on February 14, 2002 and became operational March 14, 2002.

Selling and administrative expenses decreased by $279,000 in the three-month period ended June 30, 2002 as compared to June 30, 2001 and decreased by $464,000 for the six-month period ended June 30, 2002 as compared to June 30, 2001. This is primarily due to the recognition of a $300,000 bad debt charge incurred in the three-month period ended June 30, 2001, a $190,000 severance obligation to its former Vice President of Operations and a $100,000 investment firm fee charged in the three-month period ended March 31, 2001.

Interest expense and other financing costs decreased by $42,000 in the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 and decreased by $113,000 in the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001. The decreases were primarily due to a reduction in borrowings under the revolving line of credit with PNC Bank and lower interest rates between the two periods, partially offset by the interest expense recognized on the debt issued in conjunction with the acquisition of the Empire Specialty Steel assets.

The effective income tax rate utilized in the three-and six-month periods ended June 30, 2002 and 2001 was 36.5% and 37.5%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2002.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-and six-month periods ended June 30, 2002 and 2001 is as follows (dollars in thousands):

                                                       For the                           For the
                                               Three-Month Period Ended           Six-Month Period Ended
                                                      June 30,                           June 30,
                                                 2002          2001              2002               2001
                                              ----------- --------------   ----------------   ---------------
Net sales
     Universal Stainless & Alloy Products        $20,882        $24,233            $38,520           $45,492
     Dunkirk Specialty Steel                       2,173             --              2,379                --
     Intersegment                                 (1,633)            --             (1,881)               --
                                              ----------- --------------   ----------------   ---------------
        Consolidated net sales                    21,422         24,233             39,018            45,492
                                              ----------- --------------   ----------------   ---------------
Operating income (loss)
     Universal Stainless & Alloy Products          1,699          3,229              4,192             5,824
     Dunkirk Specialty Steel                        (376)            --               (882)               --
     Corporate costs                                 (12)           (19)               (21)              (34)
                                              ----------- --------------   ----------------   ---------------
           Total operating income                $ 1,311        $ 3,210            $ 3,289           $ 5,790
                                              =========== ==============   ================   ===============

Universal Stainless & Alloy Products Segment

Net sales for the three-and six-month periods ended June 30, 2002 for this segment, which aggregates the Bridgeville and Titusville facilities, were $3.4 and $7.0 million lower, respectively, than the same periods a year ago. This decrease reflects lower demand for power generation and aerospace products, partially offset by an increase in demand for tool steel products and for commodity reroller products, including shipments to the Dunkirk Specialty Steel segment.

Operating income for the Universal Stainless & Alloy Products segment decreased by $1.5 million in the three-month period ended June 30, 2002 as compared to June 30, 2001 and decreased by $1.6 million for the six-month period ended June 30, 2002 as compared to June 30, 2001. This decrease was due primarily to the shift in product mix.

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

Net sales for the three-and six-month periods ended June 30, 2002 for this segment were $2.2 and $2.4 million, respectively. This primarily reflects sales to service centers. The operating loss for the Dunkirk Specialty Steel segment was $376,000 for the three-month period ended June 30, 2002 and $882,000 for the six-month period ended June 30, 2002, which primarily relates to the start-up costs incurred since February 14, 2002.

Financial Condition

The Company has financed its 2002 operating activities through cash flows from operations and cash on hand at the beginning of the period. At June 30, 2002, working capital approximated $35.0 million, as compared to $28.7 million at December 31, 2001. The ratio of current assets to current liabilities was 4.0:1 at June 30, 2002 and December 31, 2001. The debt to capitalization was 14.5% at June 30, 2002 and 12.9% at December 31, 2001.

The Company's capital expenditures, excluding the Dunkirk, NY acquisition, approximated $1.8 million for the six-month period ended June 30, 2002, which primarily related to the Bridgeville and Dunkirk facilities. At June 30, 2002, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $2.7 million. The Company expended $1.3 million in connection with the Personal Property Asset and Real Property Purchase Agreements entered into with the JDA to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. As of June 30, 2002, the Company had $6.5 million available for borrowings under a revolving line of credit with PNC Bank. On May 31, 2002, the Company entered into a fourth amendment to the second amended and restated credit agreement with PNC Bank which extended the term of the existing $6.5 million revolving credit facility to April 30, 2004.

The Company issued 200,000 shares of Common Stock in the three-month period ended June 30, 2002 associated with the exercise of stock options. The Company received $1.9 million in cash and will receive a tax benefit of $428,000.

There were no shares of Common Stock repurchased by the Company during the six-month period ended June 30, 2002. The Company is authorized to repurchase an additional 45,100 shares of Common Stock as of June 30, 2002.

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

2002 Outlook

The Company estimates that its sales for the third quarter of 2002 will be between $18 and $22 million, versus sales of $23.3 million in the prior year period. Diluted earnings per share for the third quarter of 2002 are currently projected to range from $0.09 to $0.14, compared with $0.38 reported in the third quarter of 2001. The following factors were considered in developing these estimates:

..      The Company's backlog approximated $21 million on June 30, 2002 as compared to $23 million on March 31, 2002.

..      Sales to the Company's reroller customers are expected to remain strong, with commodity products again dominating the mix. Sales to the OEM and forger markets are expected to be lower than in the prior year period as a result of reduced demand from the power generation and aerospace industries. Service center sales are expected to rise, primarily resulting from the growth expected at Dunkirk Specialty Steel.

..      Sales from Dunkirk Specialty Steel are expected to reach approximately $5 million in the third quarter, compared with $2.2 million in the second quarter and $206,000 in the first quarter of 2002. Dunkirk is expected to reduce its level of operating losses during the third quarter as it approaches its profitability threshold of $2 million in monthly sales.

..      The Company is continuing negotiations of a new labor agreement with its hourly employees at the Bridgeville facility to replace the existing agreement that expires August 31, 2002. In the event that a new agreement between the parties is not reached prior to the expiration of the current agreement, a work stoppage on the part of the represented employees is a possibility and could have a material adverse affect on the Company's financial results.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In June 2002, the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities". These statements will be adopted in 2003 and are not expected to impact the Company's results of operations or financial condition.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, except as provided in this Form 10-Q.

Part II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 21, 2002, for the purpose of electing a board of directors, approving certain amendments to the Company's 1994 Stock Incentive Plan, and ratifying the appointment of auditors. Proxies for meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

          All of the management's nominees for directors as listed in the proxy statement were elected by the following vote:

                                Shares Voted "For"         Shares "Withheld"

               D. Dunn              5,621,898                   489,850
               G. Keane             5,630,798                   480,950
               C. McAninch          5,524,698                   587,050
               U. Toledano          5,630,798                   480,950
               D. Wise              5,630,698                   481,050

          The amendments to the Company's 1994 Stock Incentive Plan were approved by the following vote:

            Shares Voted "For"    Shares Voted "Against"   Shares "Abstaining"

                3,138,617                 652,170                351,090

          The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified by the following vote:

            Shares Voted "For"    Shares Voted "Against"   Shares "Abstaining"

                6,047,744                 8,279                  55,725

Item 5.   OTHER INFORMATION

          D. Leonard Wise tendered his resignation as a Director of the Company effective June 16, 2002. The Board has not replaced Mr. Wise as of this date.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.

          10.26 Fourth Amendment to Second Amended and Restated Credit Agreement dated May 31, 2002 by and between the Company and PNC Bank, National Association (filed herewith).

     b.   No reports on Form 8-K were filed during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIVERSAL STAINLESS & ALLOY PRODUCTS,
                                          INC.

          Date:  August 8, 2002            /s/ C. M. McAninch
                ------------------        --------------------------------------
                                          Clarence M. McAninch
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

          Date:  August 8, 2002           /s/ Richard M. Ubinger
                ------------------        --------------------------------------
                                          Richard M. Ubinger
                                          Vice President of Finance,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Stainless & Alloy Products, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                          UNIVERSAL STAINLESS & ALLOY PRODUCTS,
                                          INC.

          Date: August 8, 2002            /s/ C. M. McAninch
                ------------------        --------------------------------------
                                          Clarence M. McAninch
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

          Date:  August 8, 2002           /s/ Richard M. Ubinger
                ------------------        --------------------------------------
                                          Richard M. Ubinger
                                          Vice President of Finance,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)