Form 10-Q
period 2002-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2002-11-14
CIK 931584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ___________________________

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                    Yes  X     No _____
                                        ---

As of November 14, 2002, there were 6,280,536 shares outstanding of the Registrant's Common Stock, $.001 par value per share.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the acquisition of the Empire Specialty Steel assets, and the start-up of Dunkirk Specialty Steel, LLC, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, risks associated with the negotiation of a new collective bargaining agreement with the hourly employees at the Bridgeville facility, and risks related to property, plant and equipment. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission during the past 12 months.

                    DESCRIPTION                                                                       PAGE NO.
PART I.             FINANCIAL INFORMATION

  Item 1.           Financial Statements

                       Consolidated Condensed Statements of Operations                                   2

                       Consolidated Condensed Balance Sheets                                             3

                       Consolidated Condensed Statements of Cash Flows                                   4

                       Notes to the Unaudited Consolidated Condensed Financial Statements                5

  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of           8
                    Operations

  Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           11


  Item 4.           Controls and Procedures                                                              11


PART II.            OTHER INFORMATION

  Item 6.           Exhibits and Reports on Form 8-K                                                     12

SIGNATURES                                                                                               13

CERTIFICATIONS                                                                                           14

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Information)
                                   (Unaudited)

                                                                        For the                     For the
                                                               Three-month period ended     Nine-month period ended
                                                                      September 30,               September 30,
                                                               ------------------------     -----------------------
                                                                   2002        2001            2002        2001
                                                                   ----        ----            ----        ----
Net sales                                                        $15,919      $23,344         $54,937     $68,836
Cost of products sold                                             14,180       18,192          46,999      54,520
Selling and administrative expenses                                1,541        1,301           4,451       4,675
                                                                 -------      -------         -------     -------
Operating income                                                     198        3,851           3,487       9,641
Interest expense and other financing costs                          (116)        (138)           (344)       (479)
Other income                                                          39           15             101          37
                                                                 -------      -------         -------     -------
Income before taxes                                                  121        3,728           3,244       9,199
Income taxes                                                         (70)       1,398           1,070       3,449
                                                                 -------      -------         -------     -------
Net income                                                       $   191      $ 2,330         $ 2,174     $ 5,750
                                                                 =======      =======         =======     =======

Earnings per common share
     Basic                                                       $  0.03      $  0.38         $  0.35     $  0.95
                                                                 =======      =======         =======     =======
     Diluted                                                     $  0.03      $  0.38         $  0.35     $  0.94
                                                                 =======      =======         =======     =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                   September 30, 2002       December 31, 2001
                                                                                           (Unaudited)
        ASSETS
        Current assets
                 Cash and cash equivalents                                                     $ 3,946              $   5,454
                 Accounts receivable (less allowance for doubtful
                    accounts of $320 and $434)                                                  12,831                 13,257
                 Inventory                                                                      24,831                 17,900
                 Other current assets                                                            2,941                  1,482
                                                                                               -------              ---------
                     Total current assets                                                       44,549                 38,093
        Property, plant and equipment, net                                                      42,749                 41,202
        Other assets                                                                               716                    151
                                                                                               -------              ---------

                     Total assets                                                              $88,014              $  79,446
                                                                                               =======              =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
                 Trade accounts payable                                                        $ 6,245              $   4,597
                 Outstanding checks in excess of bank balance                                    1,523                    857
                 Current portion of long-term debt                                               1,925                  1,832
                 Accrued employment costs                                                        1,409                  1,562
                 Other current liabilities                                                         492                    590
                                                                                               -------              ---------
                      Total current liabilities                                                 11,594                  9,438
        Long-term debt                                                                           7,962                  6,490
        Deferred taxes                                                                           7,609                  7,146
                                                                                               -------              ---------
                      Total liabilities                                                         27,165                 23,074
                                                                                               -------              ---------

        Commitments and contingencies                                                               --                     --

        Stockholders' equity
                 Senior Preferred Stock, par value $.001 per share; liquidation value $100 per share; 2,000,000 shares authorized; 0
                      shares issued and outstanding                                                 --                     --
                 Common Stock, par value $.001 per share; 10,000,000
                      shares authorized; 6,550,436 and 6,347,172 shares issued                       7                      6
                 Additional paid-in capital                                                     28,243                 25,941
                 Retained earnings                                                              34,230                 32,056
                 Treasury Stock at cost; 269,900
                      common shares held                                                        (1,631)                (1,631)
                                                                                               -------              ---------
                      Total stockholders' equity                                                60,849                 56,372
                                                                                               -------              ---------

        Total liabilities and stockholders' equity                                             $88,014              $  79,446
                                                                                               =======              =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   For the Nine-month period ended
                                                                                              September 30,
                                                                                        2002                    2001
                                                                                        ----                    ----
Cash flow from operating activities:

    Net income                                                                         $ 2,174                   $ 5,750
    Adjustments to reconcile to net cash and cash equivalents
    provided by operating activities:
     Depreciation and amortization                                                       2,412                     2,036
     Deferred taxes                                                                        379                       632
     Tax benefit from exercise of stock options                                            428                        --
    Changes in assets and liabilities:
     Accounts receivable, net                                                              426                    (3,113)
     Inventory                                                                          (2,973)                   (2,206)
     Trade accounts payable                                                              1,648                       889
     Accrued employment costs                                                             (153)                    1,146
     Other, net                                                                         (1,850)                    1,343
                                                                                       -------                   -------
      Net cash provided by operating activities                                          2,491                     6,477
                                                                                       -------                   -------
Cash flows from investing activities:
    Acquisition of assets and real property through purchase agreements                 (1,283)                       --
    Capital expenditures                                                                (3,877)                   (4,178)
                                                                                       -------                   -------
      Net cash used in investing activities                                             (5,160)                   (4,178)
                                                                                       -------                   -------
Cash flows from financing activities:
    Proceeds from the exercise of stock options                                          1,852                        --
    Proceeds from issuance of Common Stock                                                  23                        26
    Borrowings under revolving line of credit                                               --                     8,893
    Repayments under revolving line of credit                                               --                    (8,893)
    Proceeds from long-term debt                                                            --                        32
    Repayments of long-term debt                                                        (1,381)                   (1,259)
    Purchase of Treasury Stock                                                              --                       (87)
    Increase in outstanding checks in excess of bank balance                               667                       300
                                                                                       -------                   -------
      Net cash provided by (used in) financing activities                                1,161                      (988)
                                                                                       -------                   -------
    Net (decrease) increase in cash and cash equivalents                                (1,508)                    1,311
    Cash and cash equivalents at beginning of period                                     5,454                     1,109
                                                                                       -------                   -------

    Cash and cash equivalents at end of period                                         $ 3,946                   $ 2,420
                                                                                       =======                   =======

    Supplemental disclosure of cash flow information:
      Interest paid                                                                    $   249                   $   330
      Income taxes paid                                                                $ 1,293                   $ 2,174

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Basis of Presentation

1) The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, balance sheets as of September 30, 2002 and December 31, 2001, and statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2002 and December 31, 2001 and the consolidated results of operations and of cash flows for the periods ended September 30, 2002 and 2001, and are not necessarily indicative of the results to be expected for the full year.

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


                  Inventory                                            $3,958
                  Assets Held for Sale                                    182
                                                                  ------------

                                                                       $4,140
                                                                  ============

Common Stock

3) The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

                                                            For the                         For the
                                                   Three-month period ended         Nine-month period ended
                                                          September 30,                   September 30,
                                                    2002             2001            2002              2001
                                                    ----             ----            ----              ----
         Weighted average number of shares
              of Common Stock outstanding          6,280,536        6,084,231        6,178,207         6,082,244

         Assuming exercise of stock options
              and warrants reduced by the
              number of shares which could
              have been purchased with the
              proceeds from exercise of such
              stock options and warrants              27,279           26,436           67,501            19,514
                                                -------------    -------------   --------------    --------------
         Weighted average number of shares
              of Common Stock outstanding,
              as adjusted                          6,307,815        6,110,667        6,245,708         6,101,758
                                                =============    =============   ==============    ==============



Inventory

4)       The major classes of inventory are as follows (dollars in thousands):

                                                                      September 30, 2002         December 31, 2001
                  Raw materials and supplies                                  $    1,993                $    1,880
                  Semi-finished and finished steel products                       20,284                    13,593
                  Operating materials                                              2,554                     2,427
                                                                     -------------------      --------------------

                  Total inventory                                             $   24,831                $   17,900
                                                                     ===================      ====================

Property, Plant and Equipment

5)       Property, plant and equipment consists of the following
         (dollars in thousands):

                                                                      September 30, 2002         December 31, 2001
                  Land and land improvements                                  $      822                $      822
                  Buildings                                                        5,949                     4,701
                  Machinery and equipment                                         47,590                    43,572
                  Construction in progress                                         1,221                     2,641
                                                                    --------------------      --------------------
                                                                                  55,582                    51,736
                  Accumulated depreciation                                       (12,833)                  (10,534)
                                                                    --------------------      --------------------

                  Property, plant and equipment, net                          $   42,749                $   41,202
                                                                    ====================      ====================

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

     The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company's wholly owned subsidiary located in Dunkirk, New York.

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

     Segment Data (dollars in thousands):

                                                                For the                           For the
                                                        Three-Month Period Ended          Nine-Month Period Ended
                                                             September 30,                     September 30,

                                                         2002          2001               2002               2001
                                                      ----------- ----------------   ----------------   ---------------
Net sales
     Universal Stainless & Alloy Products                $15,211          $23,344            $53,731           $68,836
     Dunkirk Specialty Steel                               3,983               --              6,362                --
     Intersegment                                         (3,275)              --             (5,156)               --
                                                      -----------   --------------   ----------------   ---------------
        Consolidated net sales                            15,919           23,344             54,937            68,836
                                                      -----------   --------------   ----------------   ---------------
Operating income (loss
     Universal Stainless & Alloy Products                    490            3,874              4,682             9,698
     Dunkirk Specialty Steel                                (291)              --             (1,173)               --
     Corporate costs                                          (1)             (23)               (22)              (57)
                                                      -----------   --------------   ----------------   ---------------
           Total operating income                            198            3,851              3,487             9,641
                                                      -----------   --------------   ----------------   ---------------
Interest expense and other financing costs                  (116)            (138)              (344)             (479)
                                                      -----------   --------------   ----------------   ---------------
Other income                                                  39               15                101                37
                                                      -----------   --------------   ----------------   ---------------
     Consolidated income before taxes                    $   121          $ 3,728            $ 3,244           $ 9,199
                                                      ===========   ==============   ================   ===============

                                                                      September 30,         December 31,
                                                                          2002                  2001
                                                                          ----                  ----
         Total assets:
              Universal Stainless & Alloy Products                       $71,511               $73,225
              Dunkirk Specialty Steel                                     10,111                    --
              Corporate assets                                             6,392                 6,221
                                                                     ------------      ----------------
                  Consolidated total assets                              $88,014               $79,446
                                                                     ============      ================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company's operations for the three-and nine-month periods ended September 30, 2002 and 2001 are as follows (dollars in thousands):

                                                  For the                       For the
                                          Three-Month Period Ended       Nine-Month Period Ended
                                                September 30,                 September 30,
                                             2002           2001           2002           2001
                                        ------------    ------------   -----------     ----------
Net sales
     Stainless steel                        $12,975          $19,908       $44,060        $58,531
     Tool steel                               1,321            1,028         4,605          3,393
     High temperature alloy steel               660              699         3,124          1,634
     High-strength low alloy steel              536              791         1,725          2,559
     Conversion services                        352              821         1,181          2,385
     Other                                       75               97           242            334
                                        -----------     ------------   -----------     ----------
        Total net sales                      15,919           23,344        54,937         68,836
                                        -----------     ------------   -----------     ----------

Cost of products sold                        14,180           18,192        46,999         54,520
                                        -----------     ------------   -----------     ----------
Selling and administrative expenses           1,541            1,301         4,451          4,675
                                        -----------     ------------   -----------     ----------
Operating income                            $   198          $ 3,851       $ 3,487        $ 9,641
                                        ===========     ============   ===========     ==========

Three-and nine-month periods ended September 30, 2002 as compared to the similar periods in 2001

The decrease in net sales for the three-and nine-month periods ended September 30, 2002 as compared to the similar periods in 2001 reflects further shrinkage of demand from two important end markets, power generation and aerospace. Net sales to those markets in the current quarter are down 52% and 65%, respectively, from last year. Net sales to those markets for the current nine-month period are down 30% and 47%, respectively from the same period last year. These declines are primarily due to production cutbacks of power generation equipment and commercial aircraft. Sales of wire-rod from Dunkirk Specialty Steel, tool steel and commodity reroller products have partially offset the lower sales to the power generation and aerospace markets. Management believed that the increased demand for tool steel products in early 2002 indicated the anticipation of an improving economy, while the increased demand for commodity reroller products reflected the impact of the Section 201 tariffs imposed by President Bush in March 2002 on imported specialty steel products. These trends did not continue during the current quarter. The Company shipped approximately 8,600 tons and 11,900 tons for the three-month periods ended September 30, 2002 and 2001 respectively, and 29,600 tons and 35,300 tons for the nine-month periods ended September 30, 2002 and 2001, respectively.

Cost of products sold, as a percentage of net sales, was 89.1% and 77.9% for the three-month periods ended September 30, 2002 and 2001, respectively, and was 85.6% and 79.2% for the nine-month periods ended September 30, 2002 and 2001, respectively. This increase is primarily due to the shift in product mix, lower production volumes at the Bridgeville and Titusville facilities, and the start-up costs incurred relating to Dunkirk Specialty Steel.

Selling and administrative expenses increased by $240,000 in the three-month period ended September 30, 2002 as compared to September 30, 2001 and decreased by $224,000 for the nine-month period ended September 30, 2002 as compared to September 30, 2001. The Bridgeville facility is currently operating under a day-to-day extension of the collective bargaining agreement that was scheduled to terminate August 31, 2002. Although this was in place, while the facility operated under the extension management modified certain aspects of the facility's normal operations relating to production processes, security and maintenance to accommodate the current situation. These modifications resulted in a $267,000 increase in selling and administrative expenses for the three-month period ended September 30, 2002. The year-to-date decrease is primarily due to the recognition of a $330,000 bad debt charge, a $190,000 severance obligation to its former Vice President of Operations and a $100,000 investment firm fee charged in 2001. Interest expense and other financing costs decreased by $22,000 in the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 and decreased by $135,000 in the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. The decreases were primarily due to a reduction in borrowings under the revolving line of credit with PNC Bank and lower interest rates between the two periods, partially offset by the interest expense recognized on the debt issued in conjunction with the acquisition of the Empire Specialty Steel assets by Dunkirk Specialty Steel.

During the three-month period ended September 30, 2002, the Company's estimated annual effective income tax rate decreased from 36.5%, which was utilized through June 30, 2002, to 33%. This reduction increased net income by $113,000 for the three-month period ended September 30, 2002. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company's permanent tax deductions against expected income levels in 2002.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-and nine-month periods ended September 30, 2002 and 2001 is as follows (dollars in thousands):

                                                          For the                  For the
                                                 Three-Month Period Ended   Nine-Month Period Ended
                                                        September 30,            September 30,

                                                    2002         2001         2002          2001
                                                 -----------  ----------   ----------   -----------
Net sales
     Universal Stainless & Alloy Products            $15,211     $23,344      $53,731       $68,836
     Dunkirk Specialty Steel                           3,983          --        6,362            --
     Intersegment                                     (3,275)         --       (5,156)           --
                                                 -----------  ----------   ----------   -----------
        Consolidated net sales                        15,919      23,344       54,937        68,836
                                                 -----------  ----------   ----------   -----------
Operating income (loss)
     Universal Stainless & Alloy Products                490       3,874        4,682         9,698
     Dunkirk Specialty Steel                            (291)         --       (1,173)           --
     Corporate costs                                      (1)        (23)         (22)          (57)
                                                 -----------  ----------   ----------   -----------
           Total operating income                    $   198     $ 3,851      $ 3,487       $ 9,641
                                                 ===========  ==========   ==========   ===========

Universal Stainless & Alloy Products Segment

Net sales for the three-and nine-month periods ended September 30, 2002 for this segment, which consist of the Bridgeville and Titusville facilities, were $8.1 and $15.1 million lower, respectively, than the same periods a year ago. This decrease reflects lower demand for power generation and aerospace products, partially offset by an increase in demand for tool steel products and for commodity reroller products, including shipments to the Dunkirk Specialty Steel segment.

Operating income for the Universal Stainless & Alloy Products segment decreased by $3.4 million in the three-month period ended September 30, 2002 as compared to September 30, 2001 and decreased by $5.0 million for the nine-month period ended September 30, 2002 as compared to September 30, 2001. This decrease was due primarily to the shift in product mix.

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

Net sales for the three-and nine-month periods ended September 30, 2002 for this segment were $4.0 and $6.4 million, respectively. This primarily reflects sales to service centers. The operating loss for the Dunkirk Specialty Steel segment was $291,000 for the three-month period ended September 30, 2002 and $1,173,000 for the nine-month period ended September 30, 2002, which primarily relates to the start-up costs incurred since February 14, 2002.

Financial Condition

The Company has financed its 2002 operating activities through cash flows from operations and cash on hand at the beginning of the period. At September 30, 2002, working capital approximated $33.0 million, as compared to $28.7 million at December 31, 2001. The increase in working capital is primarily attributable to an increase in work in process inventory to support the anticipated growth of Dunkirk Specialty Steel. The ratio of current assets to current liabilities was 3.8:1 at September 30, 2002 and 4.0:1 at December 31, 2001. The debt to capitalization was 14.0% at September 30, 2002 and 12.9% at December 31, 2001.

The Company's capital expenditures, excluding the costs of the Dunkirk, NY acquisition, approximated $3.9 million for the nine-month period ended September 30, 2002, which primarily are related to the Bridgeville and Dunkirk facilities. At September 30, 2002, the Company had outstanding purchase commitments in addition to the expenditures incurred to date of approximately $350,000. The Company expended $1.3 million in connection with the Purchase Agreements entered into with the JDA to acquire certain assets and real property formerly owned by Empire Specialty Steel, Inc. As of September 30, 2002, the Company had $6.5 million available for borrowings under a revolving line of credit with PNC Bank.

There were no shares of Common Stock repurchased by the Company during the nine-month period ended September 30, 2002. The Company is authorized to repurchase an additional 45,100 shares of Common Stock as of September 30, 2002.

The Company anticipates that it will fund its remaining 2002 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2002 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and actual results may vary. The Company estimates that its sales for the fourth quarter of 2002 will be between $11 and $15 million, versus sales of $21.8 million in the prior year period. Diluted earnings per share for the fourth quarter of 2002 are currently projected to range from a net loss of $0.03 to a net profit of $0.01, compared with $0.31 reported in the fourth quarter of 2001. The following factors were considered in developing these estimates:

..    The Company's backlog approximated $18 million on September 30, 2002 as compared to $21 million on June 30, 2002.

..    Sales to the Company's reroller customers are expected to partially offset further declines in sales to the OEM and forger markets as a result of reduced demand from the power generation and aerospace industries.

..    Sales from Dunkirk Specialty Steel are expected to approximate $4 million in the fourth quarter, level with the third quarter. Cost improvement initiatives underway at Dunkirk are expected to continue reducing its level of operating losses.

..    The hourly employees at the Company's Bridgeville facility continue to work under a day-to-day extension of the collective bargaining agreement while the two parties continue negotiations. That agreement between the Company and the United Steelworkers of America would have expired August 31, 2002. The fourth quarter estimate is dependent upon that extension continuing through the remainder of the quarter or the successful negotiation of a new contract.

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

Item 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part II.   OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

     On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated ("Teledyne"). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the defective steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

     After in-depth investigation it is the Company's position that the suit is without merit and intends to vigorously defend its position. Teledyne was recently unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product.

     Additionally, the Company believes that insurance coverage will be available for this claim. The Company filed an Answer and New Matter to the Amended Complaint on September 27, 2002. At this time, the Company is engaged in discovery.

     The Company believes that the final disposition of this suit will not have a material adverse effect on the financial condition of the Company.







Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits- none.

      b. Two Reports on Form 8K were filed during the second quarter 2002. These Reports covered Press Releases under item 5, Other Events, and no financial statements were filed with these reports.

           1.) A Report on Form 8K was filed on September 4, 2002 which the
               Company announced that it had reduced its third quarter earnings estimates.

           2.) A Report on Form 8K was filed on September 17, 2002 relating to the day-to-day extension of the Collective Bargaining Agreement covering the hourly employees at the Company's Bridgeville facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

     Date:  November 14, 2002         /s/ C. M. McAninch
            --------------------      ------------------------------------------
                                      Clarence M. McAninch
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

     Date:   November 14, 2002        /s/ Richard M. Ubinger
            --------------------      ------------------------------------------
                                      Richard M. Ubinger
                                      Vice President of Finance,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                 CERTIFICATIONS

I, Clarence M. McAninch, President and Chief Executive Officer of Universal Stainless & Alloy Products, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Stainless & Alloy Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                           /s/ C. M. McAninch
                                           ------------------
                                           Clarence M. McAninch
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Richard M. Ubinger, Vice President of Finance, Chief Financial Officer and Treasurer of Universal Stainless & Alloy Products, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Stainless & Alloy Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        /s/ Richard M. Ubinger
                                        ----------------------
                                        Richard M. Ubinger
                                        Vice President of Finance,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Stainless & Alloy Products, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clarence M. McAninch, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          UNIVERSAL STAINLESS & ALLOY PRODUCTS,
                                          INC.

         Date:  November 14, 2002         /s/ C. M. McAninch
                --------------------      --------------------------------------
                                          Clarence M. McAninch
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



In connection with the Quarterly Report of Universal Stainless & Alloy Products, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard M. Ubinger, Vice President of Finance, Chief Financial Officer and Treasurer of the Company, hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

3. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          UNIVERSAL STAINLESS & ALLOY PRODUCTS,
                                          INC.

         Date:  November 14, 2002         /s/ Richard M. Ubinger
                --------------------      --------------------------------------
                                          Richard M. Ubinger
                                          Vice President of Finance,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)