Form 10-K
period 2002-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2003-02-28
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-25032

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	25-1724540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Mayer Street

Bridgeville, PA 15017

(Address of principal executive offices, including zip code)

(412) 257-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act? Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 14, 2003, based on the closing price of $5.30 per share on that date, was $23,405,298. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant.

As of February 14, 2003, there were 6,284,638 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 2003, are incorporated into Parts II and III of this Form 10-K, respectively.

PART I

ITEM 1. BUSINESS

General

Universal Stainless & Alloy Products, Inc. (the “Company”), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, treating, hot and cold rolling, machining and cold drawing of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. The Company’s customers further process its products for use in a variety of industries, including the power generation, aerospace, petrochemical and heavy equipment manufacturing industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

On February 14, 2002, the Company, through its wholly-owned subsidiary, Dunkirk Specialty Steel, LLC (“Dunkirk Specialty Steel”), completed the acquisition of certain assets and real property formerly owned by Empire Specialty Steel, Inc. at its idled production facility located in Dunkirk, New York. This acquisition expanded the production capabilities of the Company to become a fully integrated manufacturer of finished bar, rod and wire specialty steel products to complement its semi-finished products.

The Company’s products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications at three operating locations. At its Bridgeville facility, the Company produces specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring vacuum-arc remelting are transported to the Titusville facility to complete that process and transported back to the Bridgeville facility for further processing. The semi-finished long products are primarily used by the Company’s Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce fine-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by service center customers for distribution to a variety of end users. The Company also produces customized shapes primarily for original equipment manufacturers that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department (“PRP”), located at its Titusville facility.

Industry Overview

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high speed and tool steels, electrical steels, high temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. Annual domestic consumption of specialty steels approximates three million tons according to the Specialty Steel Industry of North America (“SSINA”). Of this amount, approximately two million tons of specialty steels consumed domestically represent stainless steel sheet and strip and electrical alloys that the Company does not produce.

The Company primarily manufactures its products within the following product lines:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it the unique qualities of high-strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat. Stainless steel is used, among other applications, in the automotive, aerospace and power generation industries, as well as in the manufacture of food handling, health and medical, chemical processing and pollution control equipment. The increased number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

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

High-Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have a very high nickel content relative to other types of specialty steels. High- temperature alloy steels are manufactured for use generally in the aerospace industry.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2002	2001	2000
(dollars in thousands)
Stainless steel	$56,813	$76,908	$62,346
Tool steel	6,643	4,503	6,960
High-temperature alloy steel	3,474	2,471	1,754
High-strength low alloy steel	2,213	3,379	2,161
Conversion service	1,495	3,054	2,309
Other	239	343	355

Net sales on shipments	70,877	90,658	75,885
Effect of accounting change	—	—	12,462

Total net sales	$70,877	$90,658	$88,347

During 2000, the Company adopted the provisions of the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The application of the SEC’s guidance to the language contained in the Company’s Standard Terms and Conditions of Sale existing at the time of adoption required the Company to defer revenue until cash was collected, even though risk of loss passed to the buyer at the time of shipment. This had the effect of deferring certain sale transactions previously recognized in 1999 into 2000. During the fourth quarter of 2000, the Company modified its Standard Terms and Conditions of Sale to more closely reflect the substance of its sale transactions, which resulted in revenue being recorded at the time of shipment rather than when cash was received. As a result, revenue and cost information in 2000 include amounts related to shipments made during the year as well as amounts deferred from 1999.

Raw Materials

The Company’s Bridgeville facility depends on the delivery of key raw materials for its day-to-day operations. These key raw materials are ferrous and non-ferrous scrap metal and alloys, primarily consisting of nickel, ferrochrome, molybdenum and silicon. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and dealers. Alloys are generally purchased from domestic agents and originate from South Africa, Canada, South America, and Russia. Political disruptions in countries such as these could cause supply interruptions and affect the availability and price of the raw materials purchased by the Company.

The Bridgeville facility supplies semi-finished specialty steel products as starting materials to the Company’s Titusville and Dunkirk facilities. Semi-finished specialty steel starting materials not capable of being produced by the Company cost competitively, which is primarily for its PRP operation, are purchased from other suppliers. The Company completes the manufacturing process to customer specifications. The Company generally purchases these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material will continue to be available.

The cost of raw materials approximates one-third of the Company’s total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations.

Energy Agreements

The production of specialty steel requires the ready availability of substantial amounts of electricity, natural gas and certain industrial and refining gases. Electricity and natural gas are consumed within each of the Company’s operations and the industrial and refining gases, including oxygen, nitrogen and argon, are primarily consumed within the melting operations. The Company has long-term supply agreements for all of its energy requirements.

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

Customers

The Company’s five largest customers in the aggregate accounted for approximately 56% of net sales on shipments for the year ended December 31, 2002. Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”), and its affiliates accounted for 35% of the Company’s net sales on shipments. No other customer accounted for more than 10% of the Company’s net sales on shipments for the year ended December 31, 2002.

The Company maintains a supply contract agreement with Talley Metals. While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a ninety-day notice to terminate. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2002, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company granted a waiver from this requirement until market conditions improve, which the Company believes will coincide with a market price increase for stainless steel bar, rod and wire products.

A principal element of the Company’s business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The addition of Dunkirk Specialty Steel provides the opportunity to reduce the Company’s dependence on any customer. The Company’s customer base increased from 288 at December 31, 2001 to 372 at December 31, 2002, primarily as a result of the addition of Dunkirk Specialty Steel.

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished products and in 16 weeks or less for its finished products. The Company’s backlog of orders on hand as of December 31, 2002, was approximately $14 million as compared to $19 million at the same time in 2001. The decline in the backlog is primarily due to unfavorable economic conditions impacting the purchasing practices of the Company’s customer base, especially those participating in the aerospace and power generation industries. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Competition

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality while keeping production costs at competitive levels is essential to the Company’s ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders is currently, and is expected to remain, important in the specialty steel market.

The addition of Dunkirk Specialty Steel requires the Company to view its competition differently than prior years. Annual domestic consumption of specialty steel products manufactured by the Company approximates 1 million tons. The Company further restricts its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of that business.

The Company believes ten domestic companies that manufacture one or more similar specialty steel products are major competitors. There are many smaller producing companies and converting companies in the United States who are also considered to be competitors of the Company. New production capacity planned within the next several years are expected to be focused on the production of commodity stainless steel products and not a substantial threat to the products emphasized by the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impact the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets that the Company now participates in. According to SSINA, import penetration for the year ended December 31, 2001 was 46% for stainless bar, 79% for stainless rod, 51% for stainless wire and 95% for tool steel.

On October 22, 2001, the U.S. International Trade Commission determined that import of certain stainless steel and alloy tool steel products are seriously injuring the domestic specialty steel industry. On March 5, 2002, the President imposed tariffs on certain imported stainless steel rod, bar and wire products ranging from 6% to 15% over the next three years under Section 201 of the 1974 Trade Act. During the 2002 second quarter, the Company experienced a significant increase in demand for commodity reroller products. This trend did not continue during the second half of the year and is not expected to significantly impact future results.

The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. The Company expects to join other domestic producers in the filing of future trade actions against foreign producers.

The Continued Dumping and Subsidy Act of 2000 (“CDSOA”) provides for payment of import duties collected by the U. S. Treasury to domestic companies injured by unfair foreign trade practices. The actions taken by AL Tech

Specialty Steel, Inc. and Empire Specialty Steel, Inc. permitted the Company to receive $310,000, net of expenses, representing their appropriate share of the import duties collected during the past fiscal year. The Company expects to benefit from CDSOA in future years unless the Act is repealed. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

The Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. Any competitive factors that adversely affects the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s specialty steel products. See “Risk Factors—Competition”.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steelworkers of America (the “USWA”) represented employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employee’s interests and those of the Company’s stockholders. At December 31, 2002, the Company had 227 employees at its Bridgeville facility, 46 employees at its Titusville facility and 120 employees at its Dunkirk facility, of whom 180, 39 and 95 were USWA members, respectively.

Collective Bargaining Agreements

In December 2002, the Company and the USWA completed negotiation of a new six-year comprehensive collective bargaining agreement (the “Bridgeville CBA”) that recognizes the USWA as the exclusive representative for the Company’s hourly Bridgeville employees with respect to the terms and conditions of their employment. The basic structure of the Bridgeville CBA is similar to its prior agreements.

In February 2000, the Company and the USWA completed negotiation of a new sixty-seven (67) month comprehensive collective bargaining agreement for employees at the Titusville facility (the “Titusville CBA”). The Titusville CBA is similar to the original five-year agreement for the Titusville employees.

In October 2001, the Company and the USWA entered into a six-year comprehensive collective bargaining agreement, that became effective on February 14, 2002, for employees at the Dunkirk facility (the “Dunkirk CBA”). The Dunkirk CBA is similar to the collective bargaining agreements at Bridgeville and Titusville.

Employee Benefit Plans

The Company provides group life and health insurance plans for its hourly and salary employees. Profit-sharing plans that cover certain salaried employees and all hourly employees provide for the sharing of pre-tax profits in excess of specified amounts. The Company also maintains separate 401(k) retirement plans for its hourly and salary employees. Pursuant to each plan, participants may elect to make pre-tax and after-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company is required to make periodic contributions to the plans based on service.

Effective January 6, 2003, the Company will participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined benefit pension plan, that will be open to all hourly and salaried employees located at the Bridgeville facility. The Company will make periodic contributions based on hours worked at a fixed rate for each hourly employee. The hourly employees may continue their contributions to the 401(k) retirement plan even though the Company contributions will cease. The Company will also make a fixed monthly contribution on behalf of each salaried employee to the Trust in addition to a contribution to the 401(k) retirement plan. The amount of the Company’s contribution will be dependent upon each salaried employee’s contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2002, the Company has issued 52,905 shares of Common Stock since the plan’s inception.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers’ compensation insurance premiums obtained due to reductions in the state experience modifier issued to the Company.

Executive Officers

The following table sets forth, as of December 31, 2002, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION

Clarence M. McAninch (67)	1994	President and Chief Executive Officer

Paul McGrath (51)	1996	Vice President of Operations, General Counsel and Secretary

Richard M. Ubinger (43)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Clarence M. McAninch, 67, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

Paul A. McGrath, 51, has been Vice President of Operations of the Company since March 2001, General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 43, has been Vice President of Finance of the Company since March 2001, Chief Financial Officer and Principal Accounting Officer of the Company since August 1994 and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

Patents and Trademarks

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.

Risk Factors

The Company’s business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to the factors discussed below, many of which are not within the Company’s control.

Limited Operating History of Dunkirk Specialty Steel

On February 14, 2002, Dunkirk Specialty Steel acquired certain assets of the idled Dunkirk, New York production facility of Empire Specialty Steel, Inc. On March 14, 2002, Dunkirk Specialty Steel commenced operations and reported an operating loss of $2.0 million through December 31, 2002. The Company has only a limited operating history from which an evaluation of the prospects for Dunkirk Specialty Steel may be made. Those prospects must be considered in light of the numerous risks, expenses, problems and difficulties frequently encountered in connection with the establishment of a business and the competitive environment in which the Company, as well as Dunkirk Specialty Steel, operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segment Results.”

Significant Customer and Concentrated Customer Base

For the year ended December 31, 2002, Talley Metals and its affiliates accounted for approximately 35% of the Company’s net sales on shipments. The Company’s five largest customers in the aggregate accounted for approximately 56% of net sales on shipments. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See “Business—Customers.”

Competition

The Company competes with domestic and foreign sources of specialty steel products. In addition, many of the finished products sold by the Company’s customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products. Any competitive factors that adversely affects the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s semi-finished products. Additionally, the Company’s products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises. Competition in the Company’s field is intense and is expected to continue to be so in the foreseeable future. There can be no assurance that the Company will be able to compete successfully in the future. See “Business—Competition.”

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently approximates one-third of the Company’s total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant increases in the price of the Company’s principal raw materials could adversely affect the Company’s financial results. See “Business—Raw Materials.”

Reliance on Energy Agreements

The manufacturing of specialty steels is an energy intensive industry. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company is subjected to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy. See “Business—Energy Agreements.”

Reliance on Critical Manufacturing Equipment

The Company’s manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as the Company’s electric arc-furnace and universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company’s operations would not be substantially curtailed which may have a negative effect on the Company’s financial results. See “Properties.”

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations (“Environmental Laws”) governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property previously owned and used by Armco, which merged with and into AK Steel in 1999 (“Armco”). In connection with the acquisition of the Bridgeville facility assets and the Titusville facility, Armco agreed to retain responsibility for certain environmental liabilities and agreed to indemnify the Company for environmental liabilities existing prior to the respective transaction dates. The Company has filed no claims against Armco since the inception of the acquisition agreements. The indemnification associated with the acquisition of the Bridgeville facility assets, due to expire on August 15, 2004, will terminate if the Company purchases the Bridgeville property prior to the expiration date. Because the indemnification is the Company’s primary remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

The Armco indemnities do not cover any liability incurred with respect to violations of Environmental Laws enacted after August 15, 1994, with respect to the Bridgeville facility, or after June 2, 1995, with respect to the Titusville facility. There is no assurance that the Company will not incur any such liability.

The Company entered into an order with the New York State Department of Environmental Conservation (“NY DEC”) that precludes NY DEC from bringing any action against the Company, and releases the Company from any and all claims and liabilities arising from or related to the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. See “Properties—Environmental Compliance.”

Legal Matter

The Company is currently defending itself in a suit that alleges it manufactured steel product, utilized in the manufacturing of crankshafts, that was defective. The Company believes the suit is without merit and that insurance coverage will be available for this claim. There can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so. See “Legal Proceedings.”

ITEM 2. PROPERTIES

The Company leases its Bridgeville facility from Armco (the “Bridgeville Lease”). The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

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

On February 6, 2003, the Company submitted a notice to exercise its option to purchase all of the property permitted under the Bridgeville Lease for $1. The ESR building, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, is not included in the option to purchase. The Company will continue to operate the equipment in the ESR building under the existing lease due to expire on August 15, 2004. The Company has expressed an interest to purchase or extend the current lease for the ESR building to AK Steel. In the event that the lease of the ESR building is not extended and the property is not purchased, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

The Company owns its Titusville facility, which consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 800,000 square feet of floor space on approximately 79 acres. The Dunkirk facility processes semi-finished billet and bar stock through one of more of its four rolling mills. The products are then finished and shipped as finished bar, rod and wire products.

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

Bridgeville Facility

The Company has not incurred to date and does not anticipate incurring any significant remediation costs from environmental conditions at the Bridgeville facility. The Company does not expect that any remediation that may be required at the Bridgeville facility will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Armco remains contractually obligated for environmental matters, including compliance with laws governing the removal of hazardous materials and the elimination of hazardous conditions, which stem from any operations or activities at the leased Bridgeville facility prior to August 15, 1994. In addition, Armco has agreed to indemnify the Company against any liability arising from any of those matters with respect to the Bridgeville facility to the extent of $6.0 million in the aggregate until 2004. Armco has further agreed (subject to the indemnity limits) to pay up to $1.0 million for certain non-recoverable operating costs should the Company’s business be interrupted as a result of environmental remediation that stems from occurrences prior to August 15, 1994. Except as required by law or for the protection of public health or the safety of its employees, the Company is contractually prohibited from taking voluntary or discretionary action to accelerate or delay the timing, or increase the cost of, Armco’s environmental obligations with respect to the Bridgeville facility. Armco’s indemnification will terminate in connection with the purchase of the Bridgeville facility.

Titusville Facility

The Company operates its production and processing equipment that was acquired from Armco on real property the Company owns. Armco has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters that pertain to environmental conditions existing on or under the Titusville facility prior to June 2, 1995. In addition, Armco has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation. The Company believes the amount and terms of Armco’s indemnity are sufficient to protect the Company against environmental liabilities arising at the Titusville facility from environmental conditions existing as of June 2, 1995.

In connection with the acquisition of the Titusville facility, the Company conducted a Phase I and Phase II environmental study (the “Study”) of the parcel of real estate acquired. The Study noted that as is typical of the Titusville, Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present reflecting the fact that this area contains natural petroleum deposits and that petroleum-refining operations had been conducted nearby. To date, no environmental governmental authority has contacted the Company concerning this matter. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville facility for the local hydrocarbon contamination. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco, except as required by law or for the protection of public health or for the safety of its employees, the Company shall bear such accelerated or increased cost. Any accelerated or increased cost of an environmental obligation retained by Armco resulting from the Company seeking financing or from the sale of less than a controlling interest in the voting stock of the Company shall be borne equally by Armco and the Company.

The Company’s primary remedies for reimbursement from Armco for losses stemming from pre-closing environmental conditions at each of the Bridgeville facility and the Titusville facility are the indemnities agreed to with respect to each of the facilities. The Company believes the amount and terms of the Armco indemnities are sufficient to protect the Company against environmental liabilities arising from environmental conditions prior to August 15, 1994, with respect to the Bridgeville facility, and prior to June 2, 1995, with respect to the Titusville facility. There can be no assurance, however, that those indemnities will fully cover all environmental liabilities incurred by the Company and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so.

Dunkirk Facility

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel entered into an order with the New York State Department of Environmental Conservation (“NY DEC”) that precludes NY DEC from bringing any action against the Company. In addition, the order releases the Company from any and all claims and liabilities arising from, or related to, the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

See “Risk Factors—Environmental Issues.”

ITEM 3. LEGAL PROCEEDINGS

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the defective steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

Teledyne was recently unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that insurance coverage will be available for this claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2002, a total of 6,554,538 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 155 holders of record. A substantial number of the outstanding shares of Common Stock were owned of record on said date by “Cede & Co.,” the nominee for Depository Trust Company, which is the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of the Company’s Common Stock is substantially greater than 155. In addition, 269,900 shares of the issued Common Stock of the Company were held in treasury at December 31, 2002.

Certain holders of Common Stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders, which provides to them two demand registration rights exercisable at any time upon written request for the registration of Restricted Shares of Common Stock having an aggregate net offering price of at least $5,000,000 (the “Registrable Securities”).

Price Range of Common Stock

The information called for by this item is set forth on page 35 of the Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans at December 31, 2002 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans approved by security holders	427,999	$9.38	338,763
Equity compensation plans not approved by security holders	—	—	—

Total	427,999	$9.38	338,763

(a)	Includes 301,668 shares of common stock on stock options not issued under the Stock Incentive Plan and 37,095 available under the 1996 Employee Stock Purchase Plan.

Preferred Stock

The Company’s Certificate of Incorporation provides that the Company may, by vote of its Board of Directors, issue up to 1,980,000 shares of Preferred Stock. The Preferred Stock may have rights, preferences, privileges and restrictions thereon, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

The Company has no outstanding Preferred Stock and has no plans to issue any of the authorized Preferred Stock.

Dividends

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The Company’s Credit Agreement with PNC Bank currently limits the payment of cash dividends payable on it’s Common Stock to 50% of the Company’s excess cash flow per fiscal year. Excess cash flow represents the amount of the Company’s earnings before interest, taxes, depreciation and amortization that is greater than the sum of the Company’s payments for interest, income taxes, the principal portion of long-term debt and capital lease obligations, and capital expenditures. Therefore, the Company would be restricted from granting a dividend for the year ended December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 36 of the Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 13 through 19 of the Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth on pages 16 through 17 of the Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 21 through 34 of the Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 20, 2003, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements:

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 21 through 34 of the accompanying Annual Report, are incorporated in this Form 10-K Annual Report.

2)	Consolidated Financial Statement Schedules:

The following financial statement schedule is included herewith on page 23 and made a part hereof; Schedule II (Valuation and Qualifying Accounts).

3)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

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

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310).

4.1	Specimen Copy of Stock Certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Stockholders Agreement, dated as of August 1, 1994, by and among the Company and its existing stockholders (incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310).

10.2

Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco, Inc. (incorporated herein by reference to Exhibit 10.2 to Registration No. 33-85310).

10.3	Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.3 to Registration No. 33-85310).

10.4	Security Agreement, dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit 10.4 to Registration No. 33-85310).

EXHIBIT NUMBER	DESCRIPTION

10.5	Asset and Real Property Purchase Agreement, dated as of June 2, 1995, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 2.3 to Registration No. 33-97896).

10.6

Employment Agreement, dated November 20, 1998 by and between the Company and Clarence M. McAninch (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7

Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8

Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Stock Incentive Plan (filed herewith).

10.10

Second Amended and Restated Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank, National Association, with Exhibits and Schedules (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11

Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.12

Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Landlord’s Waiver, dated as of January 30, 1998, by Armco Inc (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.14

Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.15

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.16

Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 25, 2000, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17

Third Amendment to the Second Amended and Restated Credit Agreement, dated as of June 29, 2001, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT NUMBER	DESCRIPTION

10.18

Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of May 31, 2002, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.19	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of February 18, 2003, between the Company and PNC Bank, National Association (filed herewith).

10.20	Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.20 to Registration No. 33-97896).

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

10.23

Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24

Personal Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Real Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26

Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27

Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

13.01	Selected pages of the Company’s 2002 Annual Report to Stockholders (filed herewith).

23.01	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.01	Powers of Attorney (included on the signature page herein).

(b) The following reports on Form 8-K were filed during the fourth quarter of 2002:

A report on Form 8-K was filed on November 20, 2002. The report covered a press release under Item 5, Other Events, relating to the Bridgeville employees rejecting the Company’s contract offer.

A report on Form 8-K was filed on December 9, 2002. The report covered a press release under Item 5, Other Events, relating to the Company reaching a labor agreement with its Bridgeville employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2003.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ C.M. McAninch

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

SIGNATURE	TITLE	DATE

/s/ C.M. McAninch Clarence M. McAninch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2003

/s/ Richard M. Ubinger Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer)	February 26, 2003

/s/ Douglas M. Dunn Douglas M. Dunn	Director	February 26, 2003

/s/ George F. Keane George F. Keane	Director	February 26, 2003

/s/ Udi Toledano Udi Toledano	Director	February 26, 2003

CERTIFICATION

I, Clarence M. McAninch, President and Chief Executive Officer of Universal Stainless & Alloy Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Stainless & Alloy Products, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Febraury 26, 2003

/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Richard M. Ubinger, Vice President of Finance, Chief Financial Officer and Treasurer of Universal Stainless & Alloy Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Stainless & Alloy Products, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Universal Stainless & Alloy Products, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Clarence M. McAninch, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	February 26, 2003	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

In connection with the Annual Report of Universal Stainless & Alloy Products, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard M. Ubinger, Vice President of Finance, Chief Financial Officer and Treasurer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	February 26, 2003	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003, appearing in the 2002 Annual Report to Stockholders of Universal Stainless & Alloy Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2003

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001 and 2002

(Dollars in thousands)

	Balance at Beginning of Year	Charged to costs and Expenses	Deductions	Balance at End of Year
Inventory reserve:
Year ended December 31, 2000	$161	$514	$(206)	$469
Year ended December 31, 2001	469	332	(321)	480
Year ended December 31, 2002	480	678	(221)	937
Allowance for doubtful accounts:
Year ended December 31, 2000	$418	$151	$(377)	$192
Year ended December 31, 2001	192	336	(94)	434
Year ended December 31, 2002	434	47	(183)	298