Form 10-Q
period 2003-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2003-05-12
CIK 931584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2003, there were 6,284,638 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Statements looking forward are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.  Those risks include, among others, risks associated with the limited operating history of Dunkirk Specialty Steel, LLC, risks associated with the Company’s ability to meet its current loan covenants, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, and risks related to property, plant and equipment.  In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission during the past 12 months.

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Dollars in Thousands, Except Per Share Information)
(Unaudited)

	For the Three-month period ended March 31,

	2003	2002

Net sales	$14,700	$17,596
Cost of products sold	14,680	14,245
Selling and administrative expenses	1,393	1,373

Operating income (loss)	(1,373)	1,978
Interest expense and other financing costs	(95)	(110)
Other income	27	31

Income (loss) before taxes	(1,441)	1,899
Income tax (benefit) expense	(858)	693

Net income (loss)	$(583)	$1,206

Earnings (loss) per common share
Basic	$(0.09)	$0.20

Diluted	$(0.09)	$0.20

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,347	$3,308
Accounts receivable (less allowance for doubtful accounts of $294 and $298)	11,300	11,550
Inventory	21,667	22,717
Other current assets	3,346	3,581

Total current assets	42,660	41,156
Property, plant and equipment, net	41,315	42,246
Other assets	637	642

Total assets	$84,612	$84,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$4,842	$4,190
Outstanding checks in excess of bank balance	691	275
Current portion of long-term debt	1,985	1,971
Accrued employment costs	1,053	1,019
Other current liabilities	444	163

Total current liabilities	9,015	7,618
Long-term debt	7,046	7,502
Deferred taxes	8,333	8,123

Total liabilities	24,394	23,243

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,554,538 shares issued	7	7
Additional paid-in capital	28,277	28,277
Retained earnings	33,565	34,148
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	60,218	60,801

Total liabilities and stockholders’ equity	$84,612	$84,044

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three-month period ended March 31,

	2003	2002

Cash flow from operating activities:
Net income (loss)	$(583)	$1,206
Adjustments to reconcile to net cash and cash equivalents Provided by operating activities:
Depreciation and amortization	827	772
Deferred taxes	185	272
Changes in assets and liabilities:
Accounts receivable, net	250	1,190
Inventory	1,050	328
Trade accounts payable	652	627
Accrued employment costs	34	(264)
Refundable taxes	(43)	—
Other, net	590	(43)

Net cash provided by operating activities	2,962	4,088

Cash flow from investing activities:
Acquisition of assets and real property through purchase agreements	—	(1,271)
Capital expenditures	(79)	(352)

Net cash used in investing activities	(79)	(1,623)

Cash flow from financing activities:
Proceeds from deferred loan agreement	200	—
Repayments of long-term debt	(460)	(459)
Increase in outstanding checks in excess of bank balance	416	361

Net cash provided by (used in) financing activities	156	(98)

Net increase in cash and cash equivalents	3,039	2,367
Cash and cash equivalents at beginning of period	3,308	5,454

Cash and cash equivalents at end of period	$6,347	$7,821

Supplemental disclosure of cash flow information:
Interest paid	$69	$85
Income taxes paid	$33	$91

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2003 and 2002, balance sheets as of March 31, 2003 and December 31, 2002, and statements of cash flows for the three-month periods ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2002.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2003 and December 31, 2002 and the consolidated results of operations and of cash flows for the periods ended March 31, 2003 and 2002, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock
The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended March 31,

	2003	2002

Weighted average number of shares of Common Stock outstanding	6,284,638	6,077,272
Assuming exercise of stock options reduced by the number of shares which could have been purchased with the proceeds from the exercise of such stock options	981	35,315

Weighted average number of shares of Common Stock outstanding, as adjusted	6,285,619	6,112,587

Note 3 – Stock-Based Compensation Plans
The following table illustrates the effect on net income (loss) and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended March 31,

	2003	2002

Net income (loss), as reported	$(583)	$1,206
Total stock-based compensation expense determined Under fair-value based method, net of taxes	(28)	(29)

Pro forma net income (loss)	$(611)	$1,177

Earnings (loss) per common share:
Basic – as reported	$(0.09)	$0.20

Basic – pro forma	$(0.10)	$0.19

Diluted – as reported	$(0.09)	$0.20

Diluted – pro forma	$(0.10)	$0.19

Note 4 – New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, “Accounting for Asset Retirement Obligations”  (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  SFAS 143 was effective for the Company on January 1, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS146 requires the recognition of a liability for costs associated with an exit or disposal activity when incurred.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002.  The provisions of FIN 45 are not expected to have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  This statement amends SFAS No. 123, “Accounting for Stock Based Compensation” to provide alternative methods of voluntary transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The Company does not intend to change its current method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement.  The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective January 31, 2003 and did not have a material impact on the Company s results of operations or financial condition.  This statement was adopted during the first quarter 2003 and did not impact the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging”.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement will be adopted in 2003 and is not expected to impact the Company’s results of operations or financial condition.

Note 5 - Inventory
The major classes of inventory are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002

Raw materials and supplies	$1,851	$1,719
Semi-finished and finished steel products	17,539	18,588
Operating materials	2,277	2,410

Total inventory	$21,667	$22,717

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of the following (dollars in thousands):

	March 31, 2003	December 31 , 2002

Land and land improvements	$822	$822
Buildings	5,987	5,987
Machinery and equipment	48,160	48,110
Construction in progress	801	980

	55,770	55,899
Accumulated depreciation	(14,455)	(13,653)

Property, plant and equipment, net	$41,315	$42,246

Property, plant and equipment includes a capital lease with Armco, which merged with and into AK Steel in 1999 (“Armco”), for the land and certain buildings and structures located in Bridgeville (the “Bridgeville Lease”).  The Bridgeville Lease is for a ten-year term which commenced on August 15, 1994, with three five-year options to renew on the same terms at the Company’s discretion at a rental of $1 per year plus payment of real and personal property taxes and other charges associated with the property.

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

Effective January 1, 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the City of Dunkirk, New York.  No principal or interest payments will be required under the Deferred Loan Agreement provided the Company hires 30 new employees and more than 50% of those jobs are made available to certain Dunkirk City residents.  The Company believes it will meet the conditions of the Deferred Loan Agreement.  Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

Note 7 – Commitments and Contingencies
The Company has reviewed the status of its commitments and contingencies and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except as follows:

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated (“Teledyne”).  The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the defective steel supplied by the Company caused certain crankshafts sold by Teledyne for use in aircraft engines to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

Teledyne was recently unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product.  After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

On April 7, 2003 United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgement as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne.  The Company believes that USAIG is responsible for providing insurance coverage with regard to the Teledyne allegations. To date USAIG has provided for and continues to provide for a defense to the Teledyne claim. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the Teledyne claim, an unfavorable ruling in both the USAIG suit and the Teledyne claim could have a material adverse effect on the Company’s financial condition.

Note 8 - Business Segments
The Company is comprised of two business segments:  Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly owned subsidiary located in Dunkirk, New York.  The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels.  Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire.  The Segment Data are as follows (dollars in thousands):

	For the Three-month period ended March 31,

	2003	2002

Net sales:
Universal Stainless & Alloy Products	$12,401	$17,636
Dunkirk Specialty Steel	4,784	207
Intersegment	(2,485)	(247)

Consolidated net sales	$14,700	$17,596

Operating income (loss):
Universal Stainless & Alloy Products	$(774)	$2,484
Dunkirk Specialty Steel	(599)	(506)

Total operating income (loss)	$(1,373)	$1,978

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$58	$92
Dunkirk Specialty Steel	37	18

Total interest expense and other financing costs	$95	$110

Other income
Universal Stainless & Alloy Products	$23	$27
Dunkirk Specialty Steel	4	4

Total other income	$27	$31

	March 31, 2003	December 31, 2002

Total assets:
Universal Stainless & Alloy Products	$62,514	$65,413
Dunkirk Specialty Steel	12,674	12,337
Corporate assets	9,424	6,294

Consolidated total assets	$84,612	$84,044

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
An analysis of the Company’s operations for the three-month periods ended March 31, 2003 and 2002 is as follows (dollars in thousands):

	For the Three-month period ended March 31,

	2003	2002

Net sales
Stainless steel	$11,237	$13,460
Tool steel	1,901	1,334
High-strength low alloy steel	671	574
High-temperature alloy steel	517	1,743
Conversion services	333	395
Other	41	90

Total net sales	$14,700	$17,596

Cost of products sold	14,680	14,245
Selling and administrative expenses	1,393	1,373

Operating income (loss)	$(1,373)	$1,978

Three-month period ended March 31, 2003 as compared to the similar period in 2002

The decrease in net sales for the three-month period ended March 31, 2003 as compared to the similar period in 2002 reflects continued weak demand for aerospace and power generation products resulting from production cutbacks of power generation turbines and commercial aircraft.  Net sales to those markets in the current quarter are down 20% and 55%, respectively, from the same period last year.  These declines were partially offset by increases in the sale of commodity, tool steel and petrochemical products.  The Company shipped approximately 7,400 tons during the three-month period ended March 31, 2003, compared to approximately 8,300 tons during the three-month period ended March 31, 2002.

Cost of products sold, as a percentage of net sales, was 99.9% and 81.0% for the three-month periods ended March 31, 2003 and 2002, respectively.  This increase is primarily due to higher raw material, labor and energy costs, shift in product mix and lower production volumes at the Bridgeville and Titusville facilities.  In addition, Dunkirk Specialty Steel, the Company’s wholly owned subsidiary that acquired the assets of Empire Specialty Steel on February 14, 2002 and became operational on March 14, 2002, did not generate sufficient order volumes to operate profitably for the three-months ended March 31, 2003.

Selling and administrative expenses increased by $20,000 from the 2002 period primarily due to higher insurance costs partially offset by lower employment costs during the three-month period ended March 31, 2003.

Interest expense and other financing costs decreased from $110,000 for the three-month period ended March 31, 2002 to $95,000 for the three-month period ended March 31, 2003 primarily due to the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month periods ended March 31, 2003 and 2002 was 59.5% and 36.5%, respectively.  The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2003.  The effective income tax rate for the remainder of 2003 is expected to approximate 37%.

Business Segment Results
An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2003 and 2002 is as follows (dollars in thousands):

	For the Three-month period ended March 31,

	2003	2002

Net sales:
Universal Stainless & Alloy Products	$12,401	$17,636
Dunkirk Specialty Steel	4,784	207
Intersegment	(2,485)	(247)

Consolidated net sales	$14,700	$17,596

Operating income (loss):
Universal Stainless & Alloy Products	$(774)	$2,484
Dunkirk Specialty Steel	(599)	(506)

Total operating income (loss)	$(1,373)	$1,978

Universal Stainless & Alloy Products Segment

Net sales for the three-month period ended March 31, 2003 for this segment, which consists of the Bridgeville and Titusville facilities, were $5.2 million lower than the same period a year ago.  This decrease reflects lower demand for power generation and aerospace products, partially offset by an increase in demand for petrochemical and tool steel products.

Operating income for the Universal Stainless & Alloy Products segment decreased by $3.3 million.  This decrease was primarily due to higher raw material, labor and energy costs, shift in product mix and lower production volumes at the Bridgeville and Titusville facilities.

Dunkirk Specialty Steel Segment

Net sales for the three-month period ended March 31, 2003 for this segment were $4.8 million compared to $207,000 for the same period in 2002.  This primarily reflects sales of rod and wire products and finished bar to service centers. The Dunkirk Specialty Steel segment did not generate sufficient order volumes to operate profitably and incurred an operating loss of $599,000 for the three-months ended March 31, 2003.

Financial Condition
The Company has financed its operating activities during the three-month period ended March 31, 2003 through cash flows from operations and cash on hand at the beginning of the period.  At March 31, 2003, working capital approximated $33.6 million, as compared to $33.5 million at December 31, 2002.  The ratio of current assets to current liabilities decreased from 5.4:1 at December 31, 2002 to 4.7:1 at March 31, 2003.  The debt to capitalization ratio was 13.0% at March 31, 2003 and 13.5% at December 31, 2002.

The Company limited its capital expenditures for the three-month period ended March 31, 2003 to $79,000. The Company will continue to limit its capital expenditures until current market conditions improve.

Effective January 1, 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the City of Dunkirk, New York.  No principal or interest payments will be required under the Deferred Loan Agreement provided the Company hires 30 new employees and more than 50% of those jobs are made available to certain Dunkirk City residents.  The Company believes it will meet the conditions of the Deferred Loan Agreement.  Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

The Company satisfies its capital requirements primarily through the sale of Common Stock and the issuance of long-term debt.  The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

At March 31, 2003, the Company had all of its $6.5 million revolving line of credit with PNC Bank available for borrowings.  On February 18, 2003, the Company and PNC Bank agreed to adjust certain financial ratio covenants through December 31, 2003 as a result of the Company’s 2003 earnings projections.  The Company is in compliance with its covenants as of March 31, 2003.  The Company believes, however, that it will be in technical violation of certain financial covenants at June 30, 2003 as a result of the loss recognized for the three-month period ended March 31, 2003 and the projected loss for the three-months ending June 30, 2003.  The Company has initiated discussions with PNC Bank and expects to either adjust the covenant restrictions in order to maintain compliance or obtain the necessary waivers until market conditions improve.

There were no shares of Common Stock repurchased by the Company during the three-month period ended March 31, 2003.  The Company is authorized to repurchase an additional 45,100 shares of Common Stock as of March 31, 2003.

The Company anticipates that it will fund its 2003 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings.  The Company’s long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2003 Outlook
These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and actual results may vary.

The Company estimates that second quarter 2003 sales will range from $15 to $19 million and that it will incur a net loss per diluted share ranging from $0.07 to $0.12.  In the second quarter of 2002, sales were $21.4 million and diluted earnings per share were $0.12.  The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $14.6 million on March 31, 2003, as compared to $14 million on December 31, 2002.

•	Demand for reroll and forging semi-finished products from the Universal Stainless & Alloy Products segment is expected to increase in anticipation of improving economic conditions.

•	Sales from the Dunkirk Specialty Steel segment are expected to exceed the $5 million level in the 2003 second quarter.

•	The projected net loss for the 2003 second quarter was determined utilizing an estimated effective income tax rate of 37%.

New Accounting Pronouncements
In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”  (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  SFAS 143 was effective for the Company on January 1, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS146 requires the recognition of a liability for costs associated with an exit or disposal activity when incurred.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002.  The provisions of FIN 45 are not expected to have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  This statement amends SFAS No. 123, “Accounting for Stock Based Compensation” to provide alternative methods of voluntary transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The Company does not intend to change its current method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement.  The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective January 31, 2003 and did not have a material impact on the Company s results of operations or financial condition.  This statement was adopted during the first quarter 2003 and did not impact the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging”.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement will be adopted in 2003 and is not expected to impact the Company’s results of operations or financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated (“Teledyne”).  The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the defective steel supplied by the Company caused certain crankshafts sold by Teledyne for use in aircraft engines to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

Teledyne was recently unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product.  After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

On April 7, 2003 United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgement as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne.  The Company believes that USAIG is responsible for providing insurance coverage with regard to the Teledyne allegations. To date USAIG has provided for and continues to provide for a defense to the Teledyne claim. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the Teledyne claim, an unfavorable ruling in both the USAIG suit and the Teledyne claim could have a material adverse effect on the Company’s financial condition.

Item 6.	E XHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits – none.

b.	Two Repots on Form 8-K were filed during the first quarter 2003. These Reports covered Press Releases under item 5, Other Events, and no financial statements were filed with these reports.

	1.)	A Report on Form 8-K was filed on January 22, 2003 in which the Company announced the results for the fourth quarter and year ended December 31, 2002.

	2.)	A Report on Form 8-K was filed on March 19, 2003 in which the Company revised the first quarter 2003 earnings estimates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	May 12, 2003	/s/ C. M. MCANINCH

Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2003	/s/ RICHARD M. UBINGER

Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Clarence M. McAninch, President and Chief Executive Officer of Universal Stainless & Alloy Products, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Stainless & Alloy Products, Inc.;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ RICHARD M. UBINGER

Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Stainless & Alloy Products, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Clarence M. McAninch, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	May 12, 2003	/s/ C. M. MCANINCH

Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  This certification accompanies the Form 10-Q and shall not be treated as having been filed as part of the Form 10-Q.

In connection with the Quarterly Report of Universal Stainless & Alloy Products, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard M. Ubinger, Vice President of Finance, Chief Financial Officer and Treasurer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	May 12, 2003	/s/ RICHARD M. UBINGER

Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  This certification accompanies the Form 10-Q and shall not be treated as having been filed as part of the Form 10-Q.