Form 10-Q
period 2003-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2003-08-13
CIK 931584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ___________________

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

YES  ☒     NO  ☐

As of August 5, 2003, there were 6,289,485 shares outstanding of the Registrant’s Common Stock, $.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the limited operating history of Dunkirk Specialty Steel, LLC, risks associated with the Company’s ability to meet its current loan covenants, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, and risks related to property, plant and equipment. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors as well as the other information detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission during the past 12 months.

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Information)
(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2003	2002	2003	2002
Net sales	$16,837	$21,422	$31,537	$39,018
Cost of products sold	15,941	18,574	30,621	32,819
Selling and administrative expenses	1,525	1,537	2,918	2,910

Operating income (loss)	(629)	1,311	(2,002)	3,289
Interest expense and other financing costs	(94)	(118)	(189)	(228)
Other income	23	31	50	62

Income (loss) before taxes	(700)	1,224	(2,141)	3,123
Income tax (benefit) expense	(260)	447	(1,118)	1,140

Net income (loss)	$(440)	$777	$(1,023)	$1,983

Earnings (loss) per common share
Basic	$(0.07)	$0.13	$(0.16)	$0.32

Diluted	$(0.07)	$0.12	$(0.16)	$0.32

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$6,037	$3,308
Accounts receivable (less allowance for doubtful accounts of $310 and $298, respectively)	12,347	11,550
Inventory	21,937	22,717
Other current assets	3,584	3,581

Total current assets	43,905	41,156
Property, plant and equipment, net	40,687	42,246
Other assets	624	642

Total assets	$85,216	$84,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$5,966	$4,190
Outstanding checks in excess of bank balance	916	275
Current portion of long-term debt	1,972	1,971
Accrued employment costs	1,006	1,019
Other current liabilities	660	163

Total current liabilities	10,520	7,618
Long-term debt	6,560	7,502
Deferred taxes	8,333	8,123

Total liabilities	25,413	23,243

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,559,385 and 6,554,538 shares issued, respectively	7	7
Additional paid-in capital	28,302	28,277
Retained earnings	33,125	34,148
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	59,803	60,801

Total liabilities and stockholders’ equity	$85,216	$84,044

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six-month period ended June 30,

	2003	2002
Cash flow from operating activities:
Net income (loss)	$(1,023)	$1,983
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,571	1,539
Deferred taxes	145	543
Tax benefit from exercise of stock options	—	428
Changes in assets and liabilities:
Accounts receivable, net	(797)	(1,744)
Inventory	780	1,332
Trade accounts payable	1,776	1,634
Accrued employment costs	(13)	(212)
Refundable taxes	(265)	—
Other, net	839	(908)

Net cash provided by operating activities	3,013	4,595

Cash flows from investing activities:
Acquisition of assets and real property through purchase agreements	—	(1,283)
Capital expenditures	(191)	(1,810)

Net cash used in investing activities	(191)	(3,093)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,852
Proceeds from issuance of Common Stock	25	23
Proceeds from deferred loan agreement	200	—
Repayments of long-term debt	(959)	(898)
Increase in outstanding checks in excess of bank balance	641	802

Net cash (used in) provided by financing activities	(93)	1,779

Net increase in cash and cash equivalents	2,729	3,281
Cash and cash equivalents at beginning of period	3,308	5,454

Cash and cash equivalents at end of period	$6,037	$8,735

Supplemental disclosure of cash flow information:
Interest paid	$160	$165
Income taxes paid	$35	$1,262

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, balance sheets as of June 30, 2003 and December 31, 2002, and statements of cash flows for the six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2003 and December 31, 2002 and the consolidated results of operations and of cash flows for the periods ended June 30, 2003 and 2002, and are not necessarily indicative of the results to be expected for the full year.

Note 2 - Common Stock
The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings (loss) per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,

	2003	2002	2003	2002
Weighted average number of shares of Common Stock outstanding	6,284,699	6,176,813	6,284,669	6,127,043
Effect of dilutive securities	—	76,432	—	55,873

Weighted average number of shares of Common Stock outstanding, as adjusted	6,284,699	6,253,245	6,284,669	6,182,916

The Company also had 1,196 and 1,088 common stock equivalents outstanding for the three- and six-month periods ended, respectively, which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – Stock-Based Compensation Plans
The following table illustrates the effect on net income (loss) and earnings (loss) per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,

	2003	2002	2003	2002
Net Income (loss), as reported	$(440)	$777	$(1,023)	$1,983
Total stock-based compensation expense determined Under fair-value based method, net of taxes	(29)	(28)	(57)	(53)

Pro forma net income (loss)	$(469)	$749	$(1,080)	$1,930

Earnings (loss) per common share:
Basic – as reported	$(0.07)	$0.13	$(0.16)	$0.32

Basic – pro forma	$(0.07)	$0.12	$(0.17)	$0.31

Diluted – as reported	$(0.07)	$0.12	$(0.16)	$0.32

Diluted – pro forma	$(0.07)	$0.12	$(0.17)	$0.31

Note 4 – New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 was effective for the Company on January 1, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires the recognition of a liability for costs associated with an exit or disposal activity when incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”) – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for VIE’s created after January 31, 2003; for VIE’s in existence prior to January 31, 2003 it’s application was effective beginning the third quarter of 2003. This statement was adopted during the first quarter of 2003 and did not impact the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement will be adopted during the third quarter of 2003 and is not expected to impact the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement will be adopted during the third quarter of 2003 and is not expected to impact the Company’s results of operations or financial condition.

Note 5 - Inventory
The major classes of inventory are as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$2,193	$1,719
Semi-finished and finished steel products	17,535	18,588
Operating materials	2,209	2,410

Total inventory	$21,937	$22,717

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
Land and land improvements	$822	$822
Buildings	5,987	5,987
Machinery and equipment	48,158	48,110
Construction in progress	913	980

	55,880	55,899
Accumulated depreciation	(15,193)	(13,653)

Property, plant and equipment, net	$40,687	$42,246

Property, plant and equipment includes a capital lease with Armco, which merged with and into AK Steel in 1999 (“Armco”), for the land and certain buildings and structures located in Bridgeville (the “Bridgeville Lease”). The Bridgeville Lease is for a ten-year term that commenced on August 15, 1994, with three five-year options to renew on the same terms at the Company’s discretion at a rental of $1 per year plus payment of real and personal property taxes and other charges associated with the property.

On February 6, 2003, the Company submitted a notice to exercise its option to purchase all of the property permitted under the Bridgeville Lease for $1. The Company expects to consummate the purchase during the third quarter 2003. The ESR building, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, is not included in the option to purchase. The Company will continue to operate the equipment in the ESR building under the existing lease due to expire on August 15, 2004. The Company has expressed an interest to purchase or extend the current lease for the ESR building to AK Steel. In the event that the lease of the ESR building is not extended and the property is not purchased, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

Effective January 1, 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires 30 new employees and more than 50% of those jobs are made available to certain Dunkirk City residents. The Company believes that it will meet the conditions of the Deferred Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

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

On April 7, 2003, United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgement as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne. At this time, the Company is engaged in discovery and believes that USAIG is responsible for providing defense and damage coverage with regard to the Teledyne allegations. To date USAIG has provided for and continues to provide for a defense to the Teledyne claim. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the Teledyne claim, an unfavorable ruling in both the USAIG suit and the Teledyne claim could have a material adverse effect on the Company’s financial condition.

Note 8 - Business Segments
The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly-owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire. The Segment Data are as follows (dollars in thousands):

	For the Three-Month period Ended June 30,		For the Six-Month period Ended June 30
	2003	2002	2003	2002
Net sales:
Universal Stainless & Alloy Products	$14,499	$20,884	$26,900	$38,520
Dunkirk Specialty Steel	5,395	2,172	10,179	2,379
Intersegment	(3,057)	(1,634)	(5,542)	(1,881)

Consolidated net sales	$16,837	$21,422	$31,537	$39,018

Operating income (loss):
Universal Stainless & Alloy Products	$(255)	$1,687	$(1,029)	$4,171
Dunkirk Specialty Steel	(374)	(376)	(973)	(882)

Total operating income (loss)	$(629)	$1,311	$(2,002)	$3,289

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$57	$82	$115	$174
Dunkirk Specialty Steel	37	36	74	54

Total interest expense and other financing costs	$94	$118	$189	$228

Other income:
Universal Stainless & Alloy Products	$17	$24	$40	$51
Dunkirk Specialty Steel	6	7	10	11

Total other income	$23	$31	$50	$62

	June 30, 2003	December 31, 2002
Total assets:
Universal Stainless & Alloy Products	$63,180	$65,413
Dunkirk Specialty Steel	12,809	12,337
Corporate assets	9,227	6,294

Consolidated total assets	$85,216	$84,044

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations
An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2003 and 2002 are as follows (dollars in thousands):

	For the Three-Month period Ended June 30,		For the Six-Month period Ended June 30,
	2003	2002	2003	2002
Net sales
Stainless steel	$12,612	$17,625	$23,849	$31,085
Tool steel	2,599	1,950	4,500	3,284
High-strength low alloy steel	668	615	1,339	1,189
High temperature alloy steel	625	721	1,142	2,464
Conversion services	265	434	598	829
Other	68	77	109	167

Total net sales	16,837	21,422	31,537	39,018

Cost of products sold	15,941	18,574	30,621	32,819

Selling and administrative expenses	1,525	1,537	2,918	2,910

Operating income (loss)	$(629)	$1,311	$(2,002)	$3,289

Three- and six-month periods ended June 30, 2003 as compared to the similar periods in 2002
The decrease in net sales for the three- and six-month periods ended June 30, 2003, as compared to the similar periods in 2002, reflects continued weak demand for aerospace and power generation products and a decline in shipments of semi-finished commodity products to the reroller market, partially offset by an increase in shipments to the service center market. The lower demand for aerospace and power generation products is a result of reduced demand for commercial aircraft for the airline industry as well as steam and gas turbines for the electric utility industry. Net sales of semi-finished commodity products to the reroller market for the three- and six-month periods ended June 30, 2002 reflect the temporary benefit resulting from tariffs imposed by President Bush on certain imported specialty steel products in March 2002. Net sales to the service center market for the three- and six-month periods ended June 30, 2003 increased 36% and 32%, respectively, from the same periods last year as a result of the Company’s expanded product capability through Dunkirk Specialty Steel and increased shipments of tool steel products. The Company shipped approximately 8,600 tons and 12,600 tons for the three-month periods ended June 30, 2003 and 2002 respectively, and 16,000 tons and 21,000 tons for the six-month periods ended June 30, 2003 and 2002, respectively.

Cost of products sold, as a percentage of net sales, was 94.7% and 86.7% for the three-month periods ended June 30, 2003 and 2002, respectively, and was 97.1% and 84.1% for the six-month periods ended June 30, 2003 and 2002, respectively. This increase is primarily due to higher raw material, labor and energy costs, shift in product mix and lower production volumes at the Bridgeville and Titusville facilities. In addition, Dunkirk Specialty Steel, the Company’s wholly-owned subsidiary that acquired the assets of Empire Specialty Steel on February 14, 2002 and became operational on March 14, 2002, has not generated sufficient order volumes to operate profitably since the completion of the acquisition.

Selling and administrative expenses decreased by $12,000 in the three-month period ended June 30, 2003 as compared to June 30, 2002 as a result of lower salary administrative costs partially offset by higher business insurance costs. Selling and administrative expenses increased by $8,000 for the six-month period ended June 30, 2003 as compared to June 30, 2002 as a result of higher business insurance costs partially offset by lower salary administrative costs.

Interest expense and other financing costs decreased by $24,000 in the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 and decreased by $39,000 in the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The decreases were primarily due to the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the six-month periods ended June 30, 2003 and 2002 was 52.2% and 36.5%, respectively. The effective income tax rate utilized in the six-month period ended June 30, 2003 reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2003.

Business Segment Results
An analysis of the net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2003 and 2002 is as follows (dollars in thousands):

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,

	2003	2002	2003	2002
Net sales:
Universal Stainless & Alloy Products	$14,499	$20,884	$26,900	$38,520
Dunkirk Specialty Steel	5,395	2,172	10,179	2,379
Intersegment	(3,057)	(1,634)	(5,542)	(1,881)

Consolidated net sales	$16,837	$21,422	$31,537	$39,018

Operating income (loss):
Universal Stainless & Alloy Products	$(255)	$1,687	$(1,029)	$4,171
Dunkirk Specialty Steel	(374)	(376)	(973)	(882)

Total operating income (loss)	$(629)	$1,311	$(2,002)	$3,289

Universal Stainless & Alloy Products Segment

Net sales for the three- and six-month periods ended June 30, 2003 for this segment, which consists of the Bridgeville and Titusville facilities, were $6.4 and $11.6 million lower, respectively, than the same periods a year ago. This decrease reflects lower demand for power generation and aerospace products and commodity products for the reroller market, partially offset by an increase in demand for non-commodity reroll products from Dunkirk Specialty Steel and for tool steel products.

Operating income for the Universal Stainless & Alloy Products segment decreased by $1.9 million in the three-month period ended June 30, 2003 as compared to June 30, 2002 and decreased by $5.2 million for the six-month period ended June 30, 2003, as compared to June 30, 2002. This decrease was due primarily to higher raw material, labor and energy costs, shift in product mix and lower production volumes at the Bridgeville and Titusville facilities.

Dunkirk Specialty Steel Segment

Net sales for the three- and six-month periods ended June 30, 2003 for this segment increased by $3.2 and $7.8 million, respectively. This primarily reflects increased sales of bar, rod and wire products to an increasing customer base. The Dunkirk Specialty Steel segment has not generated sufficient order volumes to operate profitably and incurred an operating loss of $374,000 and $973,000, respectively, for the three- and six-month periods ended June 30, 2003.

Financial Condition
The Company has financed its operating activities through cash flows from operations and cash on hand at the beginning of the period. At June 30, 2003, working capital approximated $33.4 million, as compared to $33.5 million at December 31, 2002. The ratio of current assets to current liabilities decreased from 5.4:1 at December 31, 2002 to 4.2:1 at June 30, 2003. The debt to capitalization ratio was 12.5% at June 30, 2003 and 13.5% at December 31, 2002.

The Company limited its capital expenditures for the three- and six-month periods ended June 30, 2003 to $112,000 and $191,000, respectively. The Company will continue to limit its capital expenditures until current market conditions improve.

Effective January 1, 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires 30 new employees and more than 50% of those jobs are made available to certain Dunkirk City residents. The Company believes it will meet the conditions of the Deferred

Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

The Company satisfies its capital requirements primarily through funds generated from operations and borrowings and the sale of Common Stock and the issuance of long-term debt. The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

At June 30, 2003, the Company had all of its $6.5 million revolving line of credit with PNC Bank available for borrowings. Effective June 30, 2003, the Company and PNC Bank agreed to adjust certain financial ratio covenants through June 30, 2004 as a result of the Company’s revised 2003 earnings projections. The Company is in compliance with its financial covenants at June 30, 2003. The Company has reached a tentative agreement with PNC Bank to replace certain financial covenants with an asset-based funding formula that will permit the Company full access to its credit facility through June 30, 2005.

There were no shares of Common Stock purchased by the Company during the six-month period ended June 30, 2003. The Company is authorized to purchase an additional 45,100 shares of Common Stock as of June 30, 2003.

The Company anticipates that it will fund its 2003 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings and the sale of Common Stock and the issuance of long-term debt. The Company’s long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2003 Outlook
These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. They involve known and unkown risks and uncertainties that may cause the Company’s actual results to vary materially from those disclosed below.

The Company estimates that third quarter 2003 sales will range from $15 to $19 million and that it will incur a net loss per diluted share ranging from $0.07 to $0.12. In the third quarter of 2002, sales were $15.9 million and diluted earnings per share were $0.03. The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $13.0 million on June 30, 2003, as compared to $14.6 million at March 31, 2003.

•	Demand for reroll and forging semi-finished products from the Universal Stainless & Alloy Products segment is expected to increase mainly through its focus on the aerospace and power generation repair markets.

•	Sales from the Dunkirk Specialty Steel segment are expected to exceed the $5 million level in the 2003 third quarter, based on its June 30, 2003 backlog of $3.8 million. The Company remains committed to its pricing discipline with the result that Dunkirk Specialty Steel’s sales are expected to remain at current levels given competitive industry conditions in response to the weak economic environment.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for VIE’s created after January 31, 2003; for VIE’s in existence prior to January 31, 2003 it’s application was effective beginning the third quarter of 2003. This statement was adopted during the first quarter of 2003 and did not impact the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement will be adopted during the third quarter of 2003 and is not expected to impact the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement will be adopted during the third quarter of 2003 and is not expected to impact the Company’s results of operations or financial condition.

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

On April 7, 2003, United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgement as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne. At this time the Company is engaged in discovery and believes that USAIG is responsible for providing defense and damage coverage with regard to the Teledyne allegations. To date, USAIG has provided and continues to provide for a defense to the Teledyne claim. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the Teledyne claim, an unfavorable ruling in both the USAIG suit and the Teledyne claim could have a material adverse effect on the Company’s financial condition.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 20, 2003, for the purpose of electing a board of directors and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”

D.Dunn	5,936,866	373,256
G.Keane	5,936,866	373,256
C.McAninch	5,817,316	492,806
U.Toledano	6,013,016	297,106

The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
6,269,611	40,450	61

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 30, 2003, between the Company and PNC Bank, National Association (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbances-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	A Report on Form 8-K was filed on April 23, 2003 which covered a Press Release under item 5, Other Events in which the Company announced the results for the first quarter 2003. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date:	August 12, 2003	/s/ C. M. MCANINCH

Clarence M. McAninch
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2003	/s/ RICHARD M. UBINGER

Richard M. Ubinger
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)