Form 10-Q
period 2003-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2003-11-07
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 7, 2003, there were 6,289,485 shares outstanding of the Registrant’s Common Stock, $.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the limited operating history of Dunkirk Specialty Steel, LLC, risks associated with the receipt, pricing and timing of future customer orders, risks related to the financial viability of customers, risks associated with the manufacturing process and production yields, and risks related to property, plant and equipment. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors as well as the other information detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission during the past 12 months.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2003	2002	2003	2002
Net sales	$18,625	$15,919	$50,162	$54,937
Cost of products sold	17,296	14,180	47,917	46,999
Selling and administrative expenses	1,507	1,541	4,425	4,451

Operating income (loss)	(178)	198	(2,180)	3,487
Interest expense and other financing costs	(100)	(116)	(289)	(344)
Other income	24	39	74	101

Income (loss) before taxes	(254)	121	(2,395)	3,244
Income tax expense (benefit)	(133)	(70)	(1,251)	1,070

Net income (loss)	$(121)	$191	$(1,144)	$2,174

Earnings (loss) per common share
Basic	$(0.02)	$0.03	$(0.18)	$0.35

Diluted	$(0.02)	$0.03	$(0.18)	$0.35

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$3,193	$3,308
Accounts receivable (less allowance for doubtful accounts of $202 and $298, respectively)	13,717	11,550
Inventory	22,905	22,717
Other current assets	4,919	3,581

Total current assets	44,734	41,156
Property, plant and equipment, net	40,464	42,246
Other assets	812	642

Total assets	$86,010	$84,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$6,749	$4,190
Outstanding checks in excess of bank balance	510	275
Current portion of long-term debt	1,958	1,971
Accrued employment costs	1,262	1,019
Other current liabilities	610	163

Total current liabilities	11,089	7,618
Long-term debt	6,082	7,502
Deferred taxes	9,157	8,123

Total liabilities	26,328	23,243

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,559,385 and 6,554,538 shares issued, respectively	7	7
Additional paid-in capital	28,302	28,277
Retained earnings	33,004	34,148
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	59,682	60,801

Total liabilities and stockholders’ equity	$86,010	$84,044

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2003	2002
Cash flow from operating activities:

Net income (loss)	$(1,144)	$2,174
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,319	2,412
Deferred taxes	670	379
Tax benefit from exercise of stock options	—	428
Changes in assets and liabilities:
Accounts receivable, net	(2,167)	426
Inventory	(188)	(2,973)
Trade accounts payable	2,559	1,648
Accrued employment costs	243	(153)
Refundable taxes	(930)	—
Other, net	227	(1,850)

Net cash provided by operating activities	1,589	2,491

Cash flows from investing activities:
Acquisition of assets and real property through purchase agreements	—	(1,283)
Capital expenditures	(713)	(3,877)

Net cash used in investing activities	(713)	(5,160)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,852
Proceeds from issuance of Common Stock	25	23
Proceeds from deferred loan agreement	200	—
Repayments of long-term debt	(1,451)	(1,381)
Increase in outstanding checks in excess of bank balance	235	667

Net cash (used in) provided by financing activities	(991)	1,161

Net (decrease) in cash and cash equivalents	(115)	(1,508)
Cash and cash equivalents at beginning of period	3,308	5,454

Cash and cash equivalents at end of period	$3,193	$3,946

Supplemental disclosure of cash flow information:
Interest paid	$255	$249
Income taxes paid	$7	$1,293

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, balance sheets as of September 30, 2003 and December 31, 2002, and statements of cash flows for the nine-month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2003 and December 31, 2002 and the consolidated results of operations and of cash flows for the periods ended September 30, 2003 and 2002, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings (loss) per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2003	2002	2003	2002
Weighted average number of shares of Common Stock outstanding	6,289,485	6,280,536	6,286,271	6,178,207
Effect of dilutive securities	—	16,359	—	42,702

Weighted average number of shares of Common Stock outstanding, as adjusted	6,289,485	6,296,895	6,286,271	6,220,909

The Company also had 9,206 and 3,794 common stock equivalents outstanding for the three- and nine-month periods ended, respectively, which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Options to purchase 404,666 shares of common stock at a range from $7.10 to $15.60 per share were outstanding during the nine-month period ended 2003 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income (loss) and earnings (loss) per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2003	2002	2003	2002
Net Income (loss), as reported	$(121)	$191	$(1,144)	$2,174
Total stock-based compensation expense determined under fair-value based method, net of taxes	(21)	(28)	(65)	(86)

Pro forma net income (loss)	$(142)	$163	$(1,209)	$2,088

Earnings (loss) per common share:
Basic – as reported	$(0.02)	$0.03	$(0.18)	$0.35

Basic – pro forma	$(0.02)	$0.03	$(0.19)	$0.34

Diluted – as reported	$(0.02)	$0.03	$(0.18)	$0.35

Diluted – pro forma	$(0.02)	$0.03	$(0.19)	$0.34

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”) – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for VIE’s created after January 31, 2003; for VIE’s in existence prior to January 31, 2003 it’s application is effective the first period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). This statement was adopted during the first quarter of 2003 and did not impact the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement was adopted during the third quarter of 2003 and did not impact the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was adopted during the third quarter of 2003 and did not impact the Company’s results of operations or financial condition.

Note 5 – Inventory

The major classes of inventory are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$1,857	$1,719
Semi-finished and finished steel products	18,743	18,588
Operating materials	2,305	2,410

Total inventory	$22,905	$22,717

Note 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Land and land improvements	$843	$822
Buildings	5,987	5,987
Machinery and equipment	49,266	48,110
Construction in progress	306	980

	56,402	55,899
Accumulated depreciation	(15,938)	(13,653)

Property, plant and equipment, net	$40,464	$42,246

Property, plant and equipment includes a capital lease with Armco, which merged with and into AK Steel in 1999 (“Armco”), for the land and certain buildings and structures located in Bridgeville (the “Bridgeville Lease”). During the third quarter of 2003, the Company exercised its option to purchase all of the property permitted under the Bridgeville Lease for $1.

The ESR building, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, was not included in the option to purchase. The Company will continue to operate the equipment in the ESR building under the existing lease due to expire on August 15, 2004. The Company has expressed an interest to purchase or extend the current lease for the ESR building to AK Steel. In the event that the lease of the ESR building is not extended and the property is not purchased, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

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

Note 8 – Business Segments

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

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net sales:
Universal Stainless & Alloy Products	$16,168	$15,211	$43,068	$53,731
Dunkirk Specialty Steel	5,225	3,983	15,404	6,362
Intersegment	(2,768)	(3,275)	(8,310)	(5,156)

Consolidated net sales	$18,625	$15,919	$50,162	$54,937

Operating income (loss):
Universal Stainless & Alloy Products	$554	$489	$(475)	$4,660
Dunkirk Specialty Steel	(732)	(291)	(1,705)	(1,173)

Total operating income (loss)	$(178)	$198	$(2,180)	$3,487

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$64	$81	$179	$255
Dunkirk Specialty Steel	36	35	110	89

Total interest expense and other financing costs	$100	$116	$289	$344

Other income:
Universal Stainless & Alloy Products	$15	$27	$55	$78
Dunkirk Specialty Steel	9	12	19	23

Total other income	$24	$39	$74	$101

	September 30, 2003	December 31, 2002
Total assets:
Universal Stainless & Alloy Products	$65,539	$65,413
Dunkirk Specialty Steel	12,380	12,337
Corporate assets	8,091	6,294

Consolidated total assets	$86,010	$84,044

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows (dollars in thousands):

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net sales
Stainless steel	$14,215	$12,975	$38,064	$44,060
Tool steel	2,828	1,321	7,328	4,605
High-strength low alloy steel	619	660	1,958	3,124
High temperature alloy steel	608	536	1,750	1,725
Conversion services	247	352	845	1,181
Other	108	75	217	242

Total net sales	18,625	15,919	50,162	54,937

Cost of products sold	17,296	14,180	47,917	46,999

Selling and administrative expenses	1,507	1,541	4,425	4,451

Operating income (loss)	$(178)	$198	$(2,180)	$3,487

Three- and nine-month periods ended September 30, 2003 as compared to the similar periods in 2002

The increase in net sales for the three-month period ended September 30, 2003, as compared to the similar period in 2002, reflects increased sales of aerospace, power generation, petrochemical and tool steel products, partially offset by a decline in commodity products. The increases are primarily due to a strengthening economy, a weak dollar that made imports less attractive, and the Company’s ability to obtain new orders in a competitive market. The Company shipped approximately 9,600 tons and 8,600 tons for the three-month periods ended September 30, 2003 and 2002, respectively.

The decrease in net sales for the nine-month period ended September 30, 2003, as compared to the similar period in 2002, reflects lower sales of aerospace, power generation and commodity products, partially offset by increases in sales of petrochemical and tool steel products. The lower demand for aerospace and power generation products is a result of reduced demand for commercial aircraft for the airline industry as well as steam and gas turbines for the electric utility industry. The lower demand for commodity products for the three- and nine-month periods ended September 30, 2003, as compared to the similar periods in 2002 reflect the temporary benefit resulting from tariffs imposed by President Bush on certain imported specialty steel products in March 2002. The Company shipped approximately 25,700 tons and 29,600 tons for the nine-month periods ended September 30, 2003 and 2002, respectively.

Cost of products sold, as a percentage of net sales, was 92.9% and 89.1% for the three-month periods ended September 30, 2003 and 2002, respectively, and was 95.5% and 85.6% for the nine-month periods ended September 30, 2003 and 2002, respectively. During the three-month period ended September 30, 2003, the Company recorded a $537,000 write-down of finished and semi-finished inventory at its Bridgeville and Dunkirk operations, which will be used as scrap at its melt shop in Bridgeville. This write-down represents, as a percentage of net sales, 2.9% and 1.1% for the three- and nine-month periods ended September 30, 2003. The remaining increases are primarily due to higher raw material, labor and energy costs, as well as shifts in product mix and lower production volumes during the first six months of 2003. In addition, Dunkirk Specialty Steel, the Company’s wholly owned subsidiary that acquired the assets of Empire Specialty Steel on February 14, 2002 and became operational on March 14, 2002, has not generated sufficient order volumes to operate profitably since the completion of the acquisition.

Selling and administrative expenses decreased by $34,000 and $26,000, respectively, in the three-and nine-month periods ended September 30, 2003 as compared to September 30, 2002. The Bridgeville facility operated under a day-to-day extension of the collective bargaining agreement that was scheduled to terminate August 31, 2002. While the facility operated under the extension, management modified certain aspects of the facility’s normal operations relating to production processes, security and maintenance to accommodate the situation. These modifications resulted in a $267,000 increase in selling and administrative expenses for the three-month period ended September 30, 2002. This one-time expense has been partially offset in 2003 by increases directly related to the increased business activity at Dunkirk Specialty Steel.

Interest expense and other financing costs decreased by $16,000 in the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 and decreased by $55,000 in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The decreases were primarily due to the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the nine-month periods ended September 30, 2003 and 2002 was 52.2% and 33%, respectively. The effective income tax rate utilized in the nine-month period ended September 30, 2003 reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2003.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2003 and 2002 is as follows (dollars in thousands):

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net sales:
Universal Stainless & Alloy Products	$16,168	$15,211	$43,068	$53,731
Dunkirk Specialty Steel	5,225	3,983	15,404	6,362
Intersegment	(2,768)	(3,275)	(8,310)	(5,156)

Consolidated net sales	$18,625	$15,919	$50,162	$54,937

Operating income (loss):
Universal Stainless & Alloy Products	$554	$489	$(475)	$4,660
Dunkirk Specialty Steel	(732)	(291)	(1,705)	(1,173)

Total operating income (loss)	$(178)	$198	$(2,180)	$3,487

Universal Stainless & Alloy Products Segment

Net sales for this segment, which consists of the Bridgeville and Titusville facilities, increased by $957,000 for the three-month period ended September 30, 2003, as compared to the similar period in 2002. This increase reflects higher sales of aerospace, power generation, petrochemical and tool steel products, partially offset by a decrease in sales of commodity products. Net sales decreased by $10.7 million for the nine-month period ended September 30, 2003, as compared to the similar period in 2002, primarily due to lower demand for aerospace, power generation and commodity products in the first half of 2003.

Operating income for the Universal Stainless & Alloy Products segment increased by $65,000 for the three-month period ended September 30, 2003, as compared to September 30, 2002. This increase is due primarily to increase production volumes and the $267,000 one-time charge to selling and administrative expenses recognized in the three-month period ended September 30, 2002. This improvement was partially offset by higher raw material, labor and energy costs as well as a $209,000 inventory write-down of finished and semi-finished inventory at its Bridgeville operation, which will be used as scrap at its melt shop in Bridgeville. Operating income for the segment decreased by $5.1 million for the nine-month period ended September 30, 2003, as compared to September 30, 2002. This decrease is due primarily to higher raw material, labor and energy costs, shift in product mix and lower production volumes at the Bridgeville and Titusville facilities.

Dunkirk Specialty Steel Segment

Net sales for the three- and nine-month periods ended September 30, 2003 for this segment increased by $1.2 and $9.0 million, respectively, in comparison to the same periods a year ago. These increases primarily reflect increased sales of bar, rod and wire products to an increasing customer base. The Dunkirk Specialty Steel segment has not generated sufficient order volume to operate profitably and has incurred operating losses in each quarter since the completion of the February 2002 acquisition. The loss for the three- and nine month periods ended September 30, 2003 was impacted by a $328,000 inventory write-down of finished and semi-finished inventory that will be used as scrap at the Company’s melt shop in Bridgeville.

Liquidity and Capital Resources

The Company has financed its operating activities through cash flows from operations and cash on hand at the beginning of the period. At September 30, 2003, working capital approximated $33.6 million, as compared to $33.5 million at December 31, 2002. The ratio of current assets to current liabilities decreased from 5.4:1 at December 31, 2002 to 4.0:1 at September 30, 2003. The debt to capitalization ratio was 11.9% at September 30, 2003 and 13.5% at December 31, 2002.

The Company’s capital expenditures for the three- and nine-month periods ended September 30, 2003 were $522,000 and $713,000, respectively. The Company will continue to limit its capital expenditures until current market conditions improve.

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

Effective September 29, 2003, the Company executed the Seventh Amendment to the Second Amended and Restated Credit Agreement with PNC Bank. The amendment replaced certain financial covenants with an asset-based funding formula that will permit the Company full access to its $6.5 million revolving line of credit through June 30, 2005. At September 30, 2003, the Company was in compliance with the financial covenants in effect.

There were no shares of Common Stock purchased by the Company during the nine-month period ended September 30, 2003. The Company is authorized to purchase an additional 45,100 shares of Common Stock as of September 30, 2003.

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

2003 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results to vary materially from those disclosed below.

The Company estimates that fourth quarter 2003 sales will range from $15 to $19 million and that diluted earnings per share will range from a net loss of $0.05 to breakeven. In the fourth quarter of 2002, sales were $15.9 million and the Company incurred a net loss per diluted share of $0.01. The fourth quarter 2002 results include other income of $310,000 or $0.03 per diluted share due to receipt of import duties related to the Continued Dumping and Subsidy Act of 2000. While the Company has applied for similar relief in 2003, it is unable to estimate the program’s impact on 2003 fourth quarter results at this time. The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $18.3 million on September 30, 2003, as compared to $13.3 million at June 30, 2003.

•	Sales of non-commodity reroll products are expected to offset seasonal sales declines anticipated in other markets at the Universal Stainless and Alloy Products segment.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $5 million in the 2003 fourth quarter, based on its September 30, 2003 backlog of $3.3 million. Despite its growing customer base, Dunkirk’s sales are likely to remain at current levels because of expected lower sales to service centers. This is consistent with normal end-of-year buying patterns within the service center industry, Dunkirk’s main market.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 was effective for the Company on January 1, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement was adopted during the third quarter of 2003 and did not impact the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was adopted during the third quarter of 2003 and did not impact the Company’s results of operations or financial condition.

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

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. During the quarter ended September 30, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation.

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.29	Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2003, and effective as of September 29, 2003, between the Company and PNC Bank, National Association (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbances-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Four Reports on Form 8-K were filed during the third quarter 2003.

1.)	A Report on Form 8-K, under Item 9, was filed on July 23, 2003 which the Company announced the results for the second quarter 2003.

2.)	Two reports on Form 8-K, under Item 4, were filed on September 10, 2003 which the Company and the Employee Stock Purchase Plan announced a change in independent accountants.

3.)	A Report on Form 8-K, under Item 5, was filed on September 16, 2003 which the Company announced that it had increased its third quarter earnings estimates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: November 7, 2003	/s/ C. M. MCANINCH

Clarence. M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2003	/s/ RICHARD M. UBINGER

Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)