Form 10-K
period 2003-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2004-03-04
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Yes ☑ No ☐

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

Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 23, 2004, based on the closing price of $9.35 per share on that date, was $37,454,810. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant.

As of February 23, 2004, there were 6,294,406 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 18, 2004, are incorporated into Parts II and III of this Form 10-K, respectively.

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

Industry Overview

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high speed and tool steels, electrical steels, high temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. Annual domestic consumption of specialty steels approximates three million tons according to the Specialty Steel Industry of North America (“SSINA”). Of this amount, approximately two million tons of specialty steels consumed domestically represent stainless steel sheet and strip and electrical alloy products that the Company does not produce.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2003	2002	2001
(dollars in thousands)
Stainless steel	$52,546	$56,813	$76,908
Tool steel	9,673	6,643	4,503
High-strength low alloy steel	2,869	2,213	3,379
High-temperature alloy steel	2,482	3,474	2,471
Conversion service	1,079	1,495	3,054
Other	340	239	343

Total net sales	$68,989	$70,877	$90,658

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

The cost of raw materials approximates one-half of the Company’s total cost of products sold. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations and future prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations.

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

Customers

The Company’s five largest customers in the aggregate accounted for approximately 52% of net sales for the year ended December 31, 2003. Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”), and its affiliates accounted for 25% of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2003.

The Company maintains a supply contract agreement with Talley Metals. While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a ninety-day notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2002 and 2003, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company has entered into negotiations with Talley Metals to modify the terms of the agreement. The Company has granted a waiver and expects to continue granting a waiver from this requirement until the terms of the contract are renegotiated.

A principal element of the Company’s business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The addition of Dunkirk Specialty Steel provides the opportunity to reduce the Company’s dependence on any customer. The Company’s customer base increased from 372 at December 31, 2002 to 399 at December 31, 2003, primarily as a result of the addition of Dunkirk Specialty Steel. While the Company added 90 new customers during 2003, it lost 63 customers due to financial conditions and industry consolidation.

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished products and in 16 weeks or less for its finished products. The Company’s backlog of orders on hand as of December 31, 2003, was approximately $21 million as compared to $14 million at the same time in 2002. The increase in the backlog is primarily due to improving economic conditions impacting the product demand of the Company’s customer base and the reduction of competitors due to the increased number of bankruptcy filings within the industry. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

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

Annual domestic consumption of specialty steel products of the type manufactured by the Company approximates 1 million tons. The Company further restricts its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of that business.

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

High import penetration of specialty steel products, especially stainless and tool steels, also impact the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets that the Company now participates in. According to SSINA, import penetration for the year ended December 31, 2002 was 42% for stainless bar and 65% for stainless rod.

On October 22, 2001, the U.S. International Trade Commission determined that import of certain stainless steel and alloy tool steel products are seriously injuring the domestic specialty steel industry. On March 5, 2002, President Bush imposed tariffs on certain imported stainless steel rod, bar and wire products ranging from 6% to 15% over the next three years under Section 201 of the 1974 Trade Act. During the 2002 second quarter, the Company experienced a significant increase in demand for commodity reroller products. This trend did not continue beyond the 2002 second quarter. President Bush ended the imposed tariffs on December 4, 2003.

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

The Continued Dumping and Subsidy Act of 2000 (“CDSOA”) provides for payment of import duties collected by the U. S. Treasury to domestic companies injured by unfair foreign trade practices. The actions taken by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. permitted the Company to receive $310,000, net of expenses, representing their appropriate share of the import duties collected during the past fiscal year. In 2003, the Company received notice that it was awarded $604,000, of which $10,000 was received. The remaining payment has been delayed pending the outcome of a hearing before the U.S. Court of Appeals for the Federal Circuit (U.S. Court of Appeals”) in a lawsuit challenging the distribution method of the import duties.

The Company expects to benefit from CDSOA in future years unless the Act is repealed or the U.S. Court of Appeals renders an unfavorable decision. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

The Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. Any competitive factors that adversely affects the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s specialty steel products. See “Risk Factors – Competition”.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steelworkers of America (the “USWA”) represented employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employee’s interests and those of the Company’s stockholders. At December 31, 2003, the Company had 220 employees at its Bridgeville facility, 43 employees at its Titusville facility and 120 employees at its Dunkirk facility, of whom 174, 38 and 95 were USWA members, respectively.

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

Effective January 6, 2003, the Company began to participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined benefit pension plan, that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the 401(k) retirement plan even though the Company contributions ceased. The Company also makes a monthly contribution to the 401(k) retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution will be dependent upon each salaried employee’s contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2003, the Company has issued 62,663 shares of Common Stock since the plan’s inception.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA Agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers’ compensation insurance premiums obtained due to reductions in the state experience modifier issued to the Company.

Environmental

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

In connection with the acquisition of the Titusville facility, the Company conducted a Phase I and Phase II environmental study (the “Study”) of the parcel of real estate acquired. The Study noted that as is typical of the Titusville, Pennsylvania area generally, there is regional soil and groundwater hydrocarbon contamination present, reflecting the fact that this area contains natural petroleum deposits and that petroleum-refining operations had been conducted nearby. To date, no environmental governmental authority has contacted the Company concerning this matter. The Company believes it unlikely that it or Armco will be required to provide cleanup at the Titusville facility for the local hydrocarbon contamination. If the Company accelerates the timing or increases the cost of any environmental obligation retained by Armco, except as required by law or for the protection of public health or for the safety of its employees, the Company shall bear such accelerated or increased cost. Any accelerated or increased cost of an environmental obligation retained by Armco resulting from the Company seeking financing or from the sale of less than a controlling interest in the voting stock of the Company shall be borne equally by Armco and the Company.

The Company’s primary remedies for reimbursement from Armco for losses stemming from pre-closing environmental conditions at the Titusville facility is the agreed to indemnity. The Company believes the amount and terms of the Armco indemnity are sufficient to protect the Company against environmental liabilities arising from environmental conditions at the Titusville facility prior to June 2, 1995. There can be no assurance, however, that the indemnity will fully cover all environmental liabilities incurred at the Titusville facility by the Company and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so.

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

See “Risk Factors—Environmental Issues.”

Executive Officers

The following table sets forth, as of December 31, 2003, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION

Clarence M. McAninch (68)	1994	President and Chief Executive Officer

Paul McGrath (52)	1996	Vice President of Operations, General Counsel and Secretary

Richard M. Ubinger (44)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Clarence M. McAninch, 68, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

Paul A. McGrath, 52, has been Vice President of Operations of the Company since March 2001, General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 44, has been Vice President of Finance of the Company since March 2001, Chief Financial Officer and Principal Accounting Officer of the Company since August 1994 and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

Patents and Trademarks

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Company’s website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Risk Factors

The Company’s business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to, the factors discussed below, many of which are not within the Company’s control.

Limited Operating History of Dunkirk Specialty Steel

On February 14, 2002, Dunkirk Specialty Steel acquired certain assets of the idled Dunkirk, New York production facility of Empire Specialty Steel, Inc. On March 14, 2002, Dunkirk Specialty Steel commenced operations and reported an operating loss of $4.1 million through December 31, 2003. The Company has only a limited operating history from which an evaluation of the prospects for Dunkirk Specialty Steel may be made. Those prospects must be considered in light of the numerous risks, expenses, problems and difficulties frequently encountered in connection with the establishment of a business and the competitive environment in which the Company, as well as Dunkirk Specialty Steel, operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Segment Results.”

Significant Customer and Concentrated Customer Base

For the year ended December 31, 2003, Talley Metals and its affiliates accounted for approximately 25% of the Company’s net sales. The Company’s five largest customers in the aggregate accounted for approximately 52% of net sales. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See “Business—Customers.”

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

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently approximates one-third of the Company’s total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant increases in the price of the Company’s principal raw materials could adversely affect the Company’s financial results. See “Business—Raw Materials,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Reliance on Energy Agreements

The manufacturing of specialty steels is an energy intensive industry. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company is subjected to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy. See “Business – Energy Agreements.”

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

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations (“Environmental Laws”) governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company leases or owns certain real property previously owned and used by Armco, which merged with and into AK Steel in 1999 (“Armco”). In connection with the acquisition of the Titusville facility, Armco agreed to retain responsibility for certain environmental liabilities and agreed to indemnify the Company for environmental liabilities existing prior to the transaction date. The Company has filed no claims against Armco since the inception of the acquisition agreements. Because the indemnification is the Company’s primary remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

The Armco indemnity does not cover any liability incurred at the Titusville facility with respect to violations of Environmental Laws enacted after June 2, 1995. There is no assurance that the Company will not incur any such liability.

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

Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to increasingly stringent environmental standards in the future. See “Business—Environmental.”

Legal Matter

The Company is currently defending itself in a suit that alleges it manufactured steel product, utilized in the manufacturing of crankshafts, that was defective. After in-depth investigation, it is the Company’s position that the suit is without merit. In addition, the Company’s insurance carrier has filed suit seeking a declaratory judgement identifying the liabilities and obligations of the insurance company related to this matter. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the claim, an unfavorable ruling in both suits could have a material adverse effect on the Company’s financial condition. See “Legal Proceedings.”

ITEM 2.	PROPERTIES

The Company exercised its option under a capital lease with Armco, which merged with and into AK Steel in 1999, to purchase substantially all of its Bridgeville facility from AK Steel in 2003, except for the ESR building. The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations

The ESR building, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, is not included in the option to purchase. The Company will continue to operate the equipment in the ESR building under the existing lease that was extended to March 8, 2005. The Company has entered into negotiations with AK Steel to purchase the ESR building. In the event the ESR building is not purchased, or the lease is not extended beyond March 8, 2005, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

The Company owns its Titusville facility, which consists of approximately 10 acres and includes seven separate buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains vacuum-arc remelting and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 800,000 square feet of floor space on approximately 79 acres. The Dunkirk facility processes semi-finished billet and bar stock through one of more of its four rolling mills. The products are then finished and shipped as finished bar, rod and wire products

Specialty steel production is a capital-intensive industry. The Company believes that its facilities and equipment are suitable for its present needs. The Company believes, however, that it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and to enable it to manufacture quality products and provide delivery and other support service assurances to its customers.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2003, a total of 6,564,306 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 183 holders of record. A substantial number of the outstanding shares of Common Stock were owned of record on said date by “Cede & Co.,” the nominee for Depository Trust Company, which is the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of the Company’s Common Stock is substantially greater than 183. In addition, 269,900 shares of the issued Common Stock of the Company were held in treasury at December 31, 2003.

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

Price Range of Common Stock

The Common Stock is listed on the Nasdaq National Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2003		2002
	High	Low	High	Low
First quarter	$6.44	$4.92	$11.59	$8.30
Second quarter	$6.60	$4.40	$16.40	$10.36
Third quarter	$8.14	$5.86	$11.75	$5.26
Fourth quarter	$11.73	$7.62	$7.65	$4.86

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The PNC Credit Agreement contains restrictions on the Company’s ability to pay dividends on Common Stock.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans Approved by security holders	482,999	$8.99	273,995
Equity compensation plans not approved by security holders	—	—	—

Total	482,999	$8.99	273,995

(a)	Includes 246,668 shares of common stock on stock options not issued under the Stock Incentive Plan and 27,337 available under the 1996 Employee Stock Purchase Plan.

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

Dividends

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The Company’s Credit Agreement with PNC Bank currently limits the payment of cash dividends payable on it’s Common Stock to 50% of the Company’s excess cash flow per fiscal year. Excess cash flow represents the amount of the Company’s earnings before interest, taxes, depreciation and amortization that is greater than the sum of the Company’s payments for interest, income taxes, the principal portion of long-term debt and capital lease obligations, and capital expenditures. Therefore, the Company would be restricted from granting a dividend for the year ended December 31, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 32 of the Annual Report to Stockholders for the year ended December 31, 2003, which is incorporated herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 8 through 16 of the Annual Report to Stockholders for the year ended December 31, 2003, which is incorporated herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth on page 13 of the Annual Report to Stockholders for the year ended December 31, 2003, which is incorporated herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 18 through 31 of the Annual Report to Stockholders for the year ended December 31, 2003, which is incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 5, 2003, the Company notified PricewaterhouseCoopers LLP that it was being dismissed as its independent accountants. In connection with its audits for the two most recent fiscal years and through September 5, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

Effective on September 5, 2003, the Company engaged Schneider Downs & Co., Inc. as its new independent accountants. Prior to its appointment as independent accountants, Schneider Downs & Co., Inc. had not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304 (a) (2).

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this annual report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the year ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 18, 2004, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements:

The following report of independent accountants and consolidated financial information of the Company included in the accompanying Annual Report, are incorporated in this Form 10-K Annual Report.

The report of the Company’s former independent accountants follows:

Report of Independent Accountants

To the Board of Directors and Stockholders

of Universal Stainless & Alloy Products, Inc.

In our opinion, the consolidated balance sheet at December 31, 2002 and the related consolidated statements of operations and of cash flows for each of the two years in the period ended December 31, 2002, included in the accompanying Annual Report and incorporated in this Form 10-K Annual Report, present fairly, in all material respects, the financial position, results of operations and cash flows of Universal Stainless & Alloy Products, Inc., and its subsidiaries (the Company) at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2003

2)	Consolidated Financial Statement Schedules:

The following financial statement schedule is included herewith on page 22 and made a part hereof; Schedule II (Valuation and Qualifying Accounts).

3)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Certificate of Merger, dated July 29, 1994, between Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company (incorporated herein by reference to Exhibit 2.1 to Registration No. 33-85310).

2.2	Agreement and Plan of Merger, dated July 28, 1994, among Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company (incorporated herein by reference to Exhibit 2.2 to Registration No. 33-85310).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310).

4.1	Specimen Copy of Stock Certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders (incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310).

10.2	Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco, Inc. (incorporated herein by reference to Exhibit 10.2 to Registration No. 33-85310).

10.3	Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.3 to Registration No. 33-85310).

10.4	Security Agreement dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit 10.4 to Registration No. 33-85310).

EXHIBIT NUMBER	DESCRIPTION

10.5	Asset and Real Property Purchase Agreement dated as of June 2, 1995, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 2.3 to Registration No. 33-97896).

10.6	Employment Agreement dated November 20, 1998 by and between the Company and Clarence M. McAninch (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8	Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	Second Amended and Restated Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank, National Association, with Exhibits and Schedules (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11	Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.12	Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Landlord’s Waiver, dated as of January 30, 1998, by Armco Inc (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.14	Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.15	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.16	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 25, 2000, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Third Amendment to the Second Amended and Restated Credit Agreement, dated as of June 29, 2001, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT NUMBER	DESCRIPTION

10.18	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of May 31, 2002, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.19	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of February 18, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 30, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.21	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of October 20, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.22	Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.20 to Registration No. 33-97896).

10.23	Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-97896).

10.24	Security Agreement dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.22 to Registration No. 33-97896).

10.25	Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Personal Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Real Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

13.1	Selected pages of the Company’s 2003 Annual Report to Stockholders (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

EXHIBIT NUMBER	DESCRIPTION

23.1	Consent of Schneider Downs & Co., Inc. (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Powers of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	The following reports on Form 8-K were filed during the fourth quarter of 2003:

A report on Form 8-K was filed on October 2, 2003. The report covered an announcement by the Company and the Employee Stock Purchase Plan (the “Plan”) under Item 4, Changes in Registrant’s Certifying Accountant, that the Plan changed independent accountants.

A report on Form 8-K was filed on October 22, 2003. The report covered a press release under Item 12, Results of Operations and Financial Condition, relating to the Company’s financial results for the three-month and nine-month period ended September 30, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 23, 2004, appearing in the 2003 Annual Report to Stockholders of Universal Stainless & Alloy Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K as it relates to the year ended December 31, 2003. In our opinion, this financial statement schedule for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Schneider Downs & Co., Inc.

Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania

February 23, 2004

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K as it relates to the years ended December 31, 2002 and 2001. In our opinion, this financial statement schedule for the two years ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003

(Dollars in thousands)

	Balance at Beginning Of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Inventory reserve:
Year ended December 31, 2001	$469	$332	$(321)	$480
Year ended December 31, 2002	480	678	(221)	937
Year ended December 31, 2003	937	1,281	(1,193)	1,025

Allowance for doubtful accounts:
Year ended December 31, 2001	$192	$336	$(94)	$434
Year ended December 31, 2002	434	47	(183)	298
Year ended December 31, 2003	298	52	(187)	163

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2004.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ C. M. MCANINCH

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

SIGNATURE	TITLE	DATE

/s/ C. M. MCANINCH Clarence M. McAninch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2004

/s/ RICHARD M. UBINGER Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer)	February 23, 2004

/s/ DOUGLAS M. DUNN Douglas M. Dunn	Director	February 23, 2004

/s/ GEORGE F. KEANE George F. Keane	Director	February 23, 2004

/s/ UDI TOLEDANO Udi Toledano	Director	February 23, 2004