Form 10-Q
period 2004-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2004-05-14
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, there were 6,299,531 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results will be affected by a wide range of factors including the limited operating history of Dunkirk Specialty Steel, LLC; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on certain critical manufacturing equipment; the ability to acquire the ESR Building prior to the expiration of the Armco Lease; the Company’s ongoing requirement for continued compliance with environmental laws; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2004	2003
Net sales	$21,307	$14,700
Cost of products sold	19,344	14,680
Selling and administrative expenses	1,528	1,393

Operating income (loss)	435	(1,373)
Interest expense	(88)	(95)
Other income	8	27

Income (loss) before taxes	355	(1,441)
Income tax provision (benefit)	128	(858)

Net income (loss)	$227	$(583)

Earnings (loss) per share – Basic	$0.04	$(0.09)

Earnings (loss) per share – Diluted	$0.04	$(0.09)

Weighted average shares of Common Stock outstanding
Basic	6,296,053	6,284,638
Diluted	6,336,034	6,284,638

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$512	$4,735
Accounts receivable, net	15,225	12,690
Inventory	28,560	22,281
Deferred taxes	1,222	1,222
Other current assets	3,006	3,063

Total current assets	48,525	43,991
Property, plant and equipment, net	39,566	40,176
Other assets	747	758

Total assets	$88,838	$84,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$9,450	$6,792
Outstanding checks in excess of bank balance	541	813
Accrued employment costs	1,536	833
Current portion of long-term debt	1,931	1,944
Other current liabilities	556	195

Total current liabilities	14,014	10,577
Bank revolver	668	—
Long-term debt	5,114	5,599
Deferred taxes	9,334	9,313

Total liabilities	29,130	25,489

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,569,431 and 6,564,306 shares issued	7	7
Additional paid-in capital	28,374	28,329
Retained earnings	32,958	32,731
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	59,708	59,436

Total liabilities and stockholders’ equity	$88,838	$84,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$227	$(583)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	786	827
Deferred taxes	21	185
Tax benefit from exercise of stock options	3	—
Changes in assets and liabilities:
Accounts receivable, net	(2,535)	250
Inventory	(6,279)	1,050
Trade accounts payable	2,658	652
Accrued employment costs	703	34
Other, net	427	547

Net cash (used in) provided by operating activities	(3,989)	2,962

Cash flow from investing activities:
Capital expenditures	(174)	(79)

Net cash used in investing activities	(174)	(79)

Cash flows from financing activities:
Net borrowings under revolving line of credit	668	—
Proceeds from deferred loan agreement	—	200
Repayments of long-term debt	(498)	(460)
(Decrease) increase in outstanding checks in excess of bank balance	(272)	416
Proceeds from the issuance of common stock	42	—

Net cash (used in) provided by financing activities	(60)	156

Net (decrease) increase in cash and cash equivalents	(4,223)	3,039
Cash and cash equivalents at beginning of period	4,735	3,308

Cash and cash equivalents at end of period	$512	$6,347

Supplemental disclosure of cash flow information:
Interest paid	$87	$69
Income taxes paid	$—	$33

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2004 and 2003, balance sheets as of March 31, 2004 and December 31, 2003, and statements of cash flows for the three-month periods ended March 31, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2004 and December 31, 2003 and the consolidated results of operations and of cash flows for the periods ended March 31, 2004 and 2003, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended March 31,
	2004	2003
Weighted average number of shares of Common Stock outstanding	6,296,053	6,284,638
Effect of dilutive securities	39,981	—

Weighted average number of shares of Common Stock outstanding, as adjusted	6,336,034	6,284,638

The Company had 981 common stock equivalents outstanding for the three-month period ended March 31, 2003, which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income (loss) and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended March 31,
	2004	2003
Net income (loss), as reported	$227	$(583)
Total stock-based compensation expense determined under fair-value based method, net of taxes	(39)	(28)

Pro forma net income (loss)	$188	$(611)

Earnings (loss) per common share:
Basic – as reported	$0.04	$(0.09)

Basic – pro forma	$0.03	$(0.10)

Diluted – as reported	$0.04	$(0.09)

Diluted – pro forma	$0.03	$(0.10)

Note 4 – New Accounting Pronouncements

No new accounting pronouncements have been issued during the three-month period ended March 31, 2004 that would have a material impact on the Company’s financial statements. Further, there have been no changes in the Company that would impact the accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 5 – Inventory

The major classes of inventory are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Raw materials and supplies	$3,816	$2,265
Semi-finished and finished steel products	22,242	17,743
Operating materials	2,502	2,273

Total inventory	$28,560	$22,281

Note 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Land and land improvements	$953	$953
Buildings	5,987	5,987
Machinery and equipment	49,945	49,801
Construction in progress	171	141

	57,056	56,882
Accumulated depreciation	(17,490)	(16,706)

Property, plant and equipment, net	$39,566	$40,176

Property, plant and equipment includes certain buildings and structures located in Bridgeville, PA that were previously leased from Armco, which merged with and into AK Steel in 1999 (“Armco”). In 2003, the Company exercised its option to purchase all of the property permitted under the capital lease with Armco for $1.

The ESR building, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment in Bridgeville, was not included in the option to purchase. The Company will continue to operate the equipment in the ESR building under a lease with Armco that was extended to March 8, 2005. The Company has entered into negotiations with AK Steel to purchase the ESR building. In the event the ESR building is not purchased, or the lease is not extended beyond March 8, 2005, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

In 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the City of Dunkirk, New York. No principal or interest payments will be required under the Deferred Loan Agreement provided the Company hires 30 new employees and more than 50% of those jobs are made available to certain Dunkirk City residents. The Company believes it will meet the conditions of the Deferred Loan Agreement. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

Note 7 – Commitments and Contingencies

The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. The Company is not aware of any environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

In connection with the Company’s June 2, 1995 agreement with Armco to purchase certain assets and a parcel of real property located in Titusville, Armco agreed to indemnify the Company up to $3,000,000 in the aggregate for liabilities under environmental laws arising out of conditions on or under the Titusville property existing prior to June 2,1995. Armco also agreed to indemnify the Company for any liabilities arising out of environmental conditions existing off-site as of June 2, 1995, and that indemnification is not subject to the $3,000,000 limitation.

The Company has filed no claims against Armco since the inception of the acquisition agreement. In addition, management is not aware of any financial difficulties being experienced by AK Steel, as successor to Armco, that would prevent its performance under the acquisition agreement.

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel entered into an order with the New York State Department of Environmental Conservation (“NY DEC”) that precludes NY DEC from bringing any action against the Company relating to existing environmental conditions as of February 14, 2002. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. While the Company believes that insurance coverage is available, an unfavorable ruling in the Teledyne claim could have a material adverse effect on the Company’s financial condition if a determination is made that insurance coverage is not applicable.

The Company maintains a supply contract agreement with Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (“Talley Metals”). While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day notice to terminate. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2002 and 2003, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company has entered into negotiations with Talley Metals to modify the terms of the agreement. The Company has granted a waiver and expects to continue granting a waiver from this requirement, as necessary, until the terms of the contract are renegotiated.

Note 8 – Business Segments

The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire products. The segment data are as follows (dollars in thousands):

	For the Three-month period ended March 31,
	2004	2003
Net sales:
Universal Stainless & Alloy Products	$18,845	$12,401
Dunkirk Specialty Steel	6,745	4,784
Intersegment	(4,283)	(2,485)

Consolidated net sales	$21,307	$14,700

Operating income (loss):
Universal Stainless & Alloy Products	$401	$(774)
Dunkirk Specialty Steel	34	(599)

Total operating income (loss)	$435	$(1,373)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$54	$58
Dunkirk Specialty Steel	34	37

Total interest expense and other financing costs	$88	$95

Other income
Universal Stainless & Alloy Products	$6	$23
Dunkirk Specialty Steel	2	4

Total other income	$8	$27

	March 31, 2004	December 31, 2003
Total assets:
Universal Stainless & Alloy Products	$69,516	$65,025
Dunkirk Specialty Steel	13,244	11,128
Corporate assets	6,078	8,772

	$88,838	$84,925

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2004 and 2003 is as follows (dollars in thousands):

	For the Three-month period ended March 31,
	2004	2003
Net sales:
Stainless steel	$16,168	$11,237
Tool steel	3,166	1,901
High-strength low alloy steel	861	671
High-temperature alloy steel	709	517
Conversion services	332	333
Other	71	41

Total net sales	21,307	14,700
Cost of products sold	19,344	14,680
Selling and administrative expenses	1,528	1,393

Operating income (loss)	$435	$(1,373)

Market Segment Information

	For the Three-month period ended March 31,
	2004	2003
Net sales:
Service centers	$9,906	$6,950
Rerollers	4,070	3,799
Forgers	3,816	1,647
Original equipment manufacturers	1,934	1,049
Wire redrawers	1,196	880
Conservation services	332	333
Miscellaneous	53	42

Total net sales	$21,307	$14,700

Tons Shipped	9,087	7,413

Three-month period ended March 31, 2004 as compared to the similar period in 2003

Net sales for the three-month period ended March 31, 2004 as compared to the similar period in 2003 increased $6.6 million primarily due to an increase in sales to forgers, original equipment manufacturers and service centers of 132%, 84% and 43%, respectively, over the first quarter of 2003. The significant growth in sales during the 2004 first quarter was mainly driven by strong shipments of aerospace, power generation and tool steel products as well as the initial impact from the adoption of surcharge mechanisms for additional raw material components and other price increases.

Cost of products sold, as a percentage of net sales, was 90.8% and 99.9% for the three-month periods ended March 31, 2004 and 2003, respectively. This decrease is primarily due to increased production volumes and higher selling prices.

Selling and administrative expenses increased by $135,000 from the 2003 period primarily due to higher employment costs and costs associated with the unsuccessful attempt to acquire the assets of the idled Fort Wayne, Indiana specialty steel bar facility of Slater Steels Corporation, the U.S. subsidiary of Slater Steel, Inc.

Interest expense and other financing costs decreased from $95,000 for the three-month period ended March 31, 2003 to $88,000 for the three-month period ended March 31, 2004 primarily due to the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month periods ended March 31, 2004 and 2003 was 36.1% and 59.5%, respectively. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2004. The effective income tax rate for the remainder of 2004 is expected to approximate 37%.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2004 and 2003 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
	2004	2003
Net sales:
Stainless steel	$10,720	$7,070
Tool steel	3,080	1,766
High-strength low alloy steel	413	407
High-temperature alloy steel	549	478
Conversion services	249	310
Other	46	75

	15,057	10,106
Intersegment	3,788	2,295

Total net sales	18,845	12,401
Material cost of sales	7,602	4,396
Operation cost of sales	9,811	7,859
Selling and administrative expenses	1,031	920

Operating income (loss)	$401	$(774)

Net sales for the three-month period ended March 31, 2004 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $6.4 million, or 52%, in comparison to the three-month period ended March 31, 2003. This increase is primarily due a 74%, 38% and 29% increase in revenues associated with tool steel, aerospace and power generation products, respectively, as well as a 65% increase in revenues associated with shipments of reroll products to Dunkirk.

Operating income for the Universal Stainless & Alloy Products segment increased by $1.2 million. This increase is primarily due to increased production volumes, the impact of price increases and the adoption of surcharge mechanisms for additional raw material components, partially offset by higher raw material, employment and utility costs.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
	2004	2003
Net sales:
Stainless steel	$5,448	$4,126
Tool steel	86	134
High-strength low alloy steel	448	264
High-temperature alloy steel	160	39
Conversion services	83	23
Other	25	8

	6,250	4,594
Intersegment	495	190

Total net sales	6,745	4,784
Material cost of sales	3,477	2,612
Operation cost of sales	2,737	2,298
Selling and administrative expenses	497	473

Operating income (loss)	$34	$(599)

Net sales for the three-month period ended March 31, 2004 for this segment increased by $2.0 million, or 41%, in comparison to the three-month period ended March 31, 2003. This increase is primarily due a 47% and a 36% increase in revenues associated with commodity bar and wire-rod products, respectively.

Operating income increased by $0.6 million. This increase is primarily due to increased production volumes and the impact of price increases and the adoption of surcharge mechanisms for additional raw material components.

Liquidity and Capital Resources

The Company has financed its operating activities during the three-month period ended March 31, 2004 through cash on hand at the beginning of the period and additional borrowings. At March 31, 2004, working capital approximated $34.5 million, as compared to $33.4 million at December 31, 2003. The ratio of current assets to current liabilities decreased from 4.2:1 at December 31, 2003 to 3.5:1 at March 31, 2003. The debt to capitalization ratio was 10.6% at March 31, 2004 and 11.3% at December 31, 2003.

Cash received from sales of $ 18.5 million and $ 15.9 million represents the primary source of cash from operations for the three-month periods ended March 31, 2004 and March 31, 2003 respectively. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended March 31,
	2004	2003
Raw material purchases	$11,664	$4,080
Employment costs	5,754	4,466
Utilities	3,206	2,244
Other	1,712	2,071

Total uses of cash	$22,326	$12,861

Cash used to fund raw material purchases, employment costs and utilities increased during the three-month period ended March 31, 2004 in comparison to the similar year-ago period primarily due to increased sales and higher transaction prices. The cost of raw materials contained within work-in-process inventory is approximately $1.6 million higher at March 31, 2004 as compared to December 31, 2003, as a result of increased raw material transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months impacting raw material costs for the three-month period ended March 31, 2003 and 2004.

	December 2002	March 2003	December 2003	March 2004
Nickel	$3.26	$3.80	$6.43	$6.22
Chrome	$0.33	$0.40	$0.54	$0.70
Molybdenum	$3.51	$4.68	$7.10	$9.98
Carbon Scrap	$0.06	$0.07	$0.09	$0.13

The market values for these raw materials, most notably carbon scrap, have continued to increase in 2004. In response, the Company announced sales price increases of 3% effective January 2, 2004, an additional 4% effective February 4, 2004, an additional 3% effective April 1, 2004 and another 4% effective May 15, 2004. In addition, the Company began to calculate its nickel surcharge using an $0.18 per pound premium over the London Metal Exchange prices on February 4, 2004, implemented an iron surcharge component on February 16, 2004 and expanded the use of surcharges to include tool steel products on May 1, 2004. There can be no assurance that these sales price increases will completely offset the Company’s rising costs.

The Company limited its capital expenditures for the three-month period ended March 31, 2004 to $174,000. The Company will increase its capital expenditures in order to add and replace equipment primarily to expand the Company’s annealing capacity.

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

At March 31, 2004, the Company had $5.8 million of its $ 6.5 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2004.

The Company anticipates that it will fund its 2004 working capital requirements, its capital expenditures and the stock repurchase program primarily from funds generated from operations and borrowings. The Company’s long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

2004 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and actual results may vary.

The Company estimates that second quarter 2004 sales will range from $25 to $29 million and that it will incur a net earnings per diluted share ranging from $0.15 to $0.20. In the second quarter of 2003, sales were $16.8 million and diluted net loss per share was $0.07. The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $37 million on March 31, 2004, as compared to $21 million on December 31, 2003.

•	The 2004 second quarter results are expected to benefit from enhancements to the raw material surcharge mechanism and other price increases implemented at various times during the 2004 first quarter.

•	Sales from the Dunkirk Specialty Steel segment are expected to exceed the $8 million level in the 2004 second quarter.

New Accounting Pronouncements

No new accounting pronouncements have been issued during the three-month period ended March 31, 2004 that would have a material impact on the Company’s financial statements. Further the Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except as provided in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. During the quarter ended March 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allocations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. While the Company believes that insurance coverage is available, an unfavorable ruling in the Teledyne claim could have a material adverse effect on the Company’s financial condition if a determination is made that insurance coverage is not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits – none.

b.	Three Reports on Form 8-K were filed during the first quarter 2004. These Reports covered Press Releases under item 5, Other Events, and no financial statements were filed with these reports.

1.)	A Report on Form 8-K was filed on January 21, 2004 in which the Company announced the results for the fourth quarter and year ended December 31, 2003.

2.)	A Report on Form 8-K was filed on February 4, 2004 in which the Company announced that it had initiated a bid in accordance with procedures approved by the United States Bankruptcy Court for the idled Fort Wayne, Indiana specialty steel bar facility of Slater Steels Corporation, the U.S. subsidiary of Slater Steel, Inc.

3.)	A Report on Form 8-K was filed on February 12, 2004 in which the Company announced that it had exited the February 11, 2004 auction for the assets of the idled Fort Wayne, Indiana specialty steel bar facility of Slater Steels Corporation, the U.S. subsidiary of Slater Steel, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: May 14, 2004	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)