Form 10-Q
period 2004-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2004-08-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, there were 6,305,891 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSA L STAINLESS & ALLOY PRODUCTS, INC.

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

The Company’s actual results will be affected by a wide range of factors including the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on certain critical manufacturing equipment; the ability to acquire the ESR Building prior to the expiration of the Armco Lease; the Company’s ongoing requirement for continued compliance with environmental laws; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales	$29,026	$16,837	$50,333	$31,537
Cost of products sold	24,531	15,941	43,875	30,621
Selling and administrative expenses	1,947	1,525	3,475	2,918

Operating income (loss)	2,548	(629)	2,983	(2,002)
Interest expense	(106)	(94)	(194)	(189)
Other income	3	23	11	50

Income (loss) before taxes	2,445	(700)	2,800	(2,141)
Income tax provision (benefit)	879	(260)	1,007	(1,118)

Net income (loss)	$1,566	$(440)	$1,793	$(1,023)

Earnings (loss) per share – Basic	$0.25	$(0.07)	$0.28	$(0.16)

Earnings (loss) per share – Diluted	$0.25	$(0.07)	$0.28	$(0.16)

Weighted average shares of Common Stock outstanding
Basic	6,299,579	6,284,691	6,297,816	6,284,665
Diluted	6,355,148	6,284,691	6,345,591	6,284,665

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$369	$4,735
Accounts receivable, (less allowance for doubtful accounts of $197 and $163, respectively)	19,548	12,690
Inventory	30,578	22,281
Deferred taxes	1,222	1,222
Other current assets	2,719	3,063

Total current assets	54,436	43,991
Property, plant and equipment, net	39,805	40,176
Other assets	732	758

Total assets	$94,973	$84,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$10,939	$6,792
Outstanding checks in excess of bank balance	305	813
Accrued employment costs	1,740	833
Current portion of long-term debt	1,928	1,944
Other current liabilities	1,550	195

Total current liabilities	16,462	10,577
Bank revolver	3,167	—
Long-term debt	4,632	5,599
Deferred taxes	9,397	9,313

Total liabilities	33,658	25,489

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,573,791` and 6,564,306 shares issued	7	7
Additional paid-in capital	28,415	28,329
Retained earnings	34,524	32,731
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	61,315	59,436

Total liabilities and stockholders’ equity	$94,973	$84,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,793	$(1,023)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	1,571	1,571
Deferred taxes	84	145
Tax benefit from exercise of stock options	3	—
Changes in assets and liabilities:
Accounts receivable, net	(6,858)	(797)
Inventory	(8,297)	780
Trade accounts payable	4,147	1,776
Accrued employment costs	907	(13)
Refundable taxes	—	(265)
Other, net	1,720	839

Net cash (used in) provided by operating activities	(4,930)	3,013

Cash flow from investing activities:
Capital expenditures	(1,195)	(191)

Net cash used in investing activities	(1,195)	(191)

Cash flows from financing activities:
Net borrowings under revolving line of credit	3,167	—
Proceeds from deferred loan agreement	—	200
Repayments of long-term debt	(983)	(959)
(Decrease) increase in outstanding checks in excess of bank balance	(508)	641
Proceeds from the issuance of common stock	83	25

Net cash provided by (used in) financing activities	1,759	(93)

Net (decrease) increase in cash and cash equivalents	(4,366)	2,729
Cash and cash equivalents at beginning of period	4,735	3,308

Cash and cash equivalents at end of period	$369	$6,037

Supplemental disclosure of cash flow information:
Interest paid	$190	$160
Income taxes paid	$104	$35

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six- month periods ended June 30, 2004 and 2003, balance sheets as of June 30, 2004 and December 31, 2003, and statements of cash flows for the six-month periods ended June 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2004 and December 31, 2003 and the consolidated results of operations and of cash flows for the periods ended June 30, 2004 and 2003, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Weighted average number of shares of Common Stock outstanding	6,299,579	6,284,699	6,297,816	6,284,669
Effect of dilutive securities	55,569	—	47,775	—

Weighted average number of shares of Common Stock outstanding, as adjusted	6,355,148	6,284,699	6,345,591	6,284,669

The Company had 1,196 and 1,088 common stock equivalents outstanding for the three- and six-month periods ended June 30, 2003, respectively, which were not included in the common share computations for earnings (loss) per share as the common stock equivalents were anti-dilutive.

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income (loss) and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,566	$(440)	$1,793	$(1,023)
Total stock-based compensation expense determined under fair-value based method, net of taxes	(47)	(29)	(86)	(57)

Pro forma net income (loss)	$1,519	$(469)	$1,707	$(1,080)

Earnings (loss) per common share:
Basic – as reported	$0.25	$(0.07)	$0.28	$(0.16)

Basic – pro forma	$0.24	$(0.07)	$0.27	$(0.17)

Diluted – as reported	$0.25	$(0.07)	$0.28	$(0.16)

Diluted – pro forma	$0.24	$(0.07)	$0.27	$(0.17)

Note 4 – New Accounting Pronouncements

No new accounting pronouncements have been issued during the six-month period ended June 30, 2004 that would have a material impact on the Company’s financial statements. Further, there have been no changes in the Company that would impact the accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 5 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$3,765	$2,265
Semi-finished and finished steel products	24,370	17,743
Operating materials	2,443	2,273

Total inventory	$30,578	$22,281

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Land and land improvements	$953	$953
Buildings	5,987	5,987
Machinery and equipment	49,938	49,801
Construction in progress	1,199	141

	58,077	56,882
Accumulated depreciation	(18,272)	(16,706)

Property, plant and equipment, net	$39,805	$40,176

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. On July 27, 2004 the suit brought by USAU was dismissed.

The Company maintains a supply contract agreement with Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (“Talley Metals”). While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day notice to terminate. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. Due to market conditions during 2003, the Company waived Talley Metals’ requirement to purchase the monthly minimum quantity of stainless reroll billets.

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales:
Universal Stainless & Alloy Products	$25,482	$14,499	$44,327	$26,900
Dunkirk Specialty Steel	8,035	5,395	14,780	10,179
Intersegment	(4,491)	(3,057)	(8,774)	(5,542)

Consolidated net sales	$29,026	$16,837	$50,333	$31,537

Operating income (loss):
Universal Stainless & Alloy Products	$1,897	$(255)	$2,298	$(1,029)
Dunkirk Specialty Steel	651	(374)	685	(973)

Total operating income (loss)	$2,548	$(629)	$2,983	$(2,002)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$72	$57	$126	$115
Dunkirk Specialty Steel	34	37	68	74

Total interest expense and other financing costs	$106	$94	$194	$189

Other income
Universal Stainless & Alloy Products	$3	$17	$9	$40
Dunkirk Specialty Steel	—	6	2	10

Total other income	$3	$23	$11	$50

	June 30, 2004	December 31, 2003
Total assets:
Universal Stainless & Alloy Products	$76,940	$65,025
Dunkirk Specialty Steel	13,865	11,128
Corporate assets	4,168	8,772

	$94,973	$84,925

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2004 and 2003 is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$22,889	$12,612	$39,057	$23,849
Tool steel	3,743	2,599	6,908	4,500
High-strength low alloy steel	1,064	668	1,925	1,339
High-temperature alloy steel	612	625	1,322	1,142
Conversion services	596	265	928	598
Other	122	68	193	109

Total net sales	29,026	16,837	50,333	31,537
Cost of products sold	24,531	15,941	43,875	30,621
Selling and administrative expenses	1,947	1,525	3,475	2,918

Operating income (loss)	$2,548	$(629)	$2,983	$(2,002)

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales:
Service centers	$12,267	$7,905	$22,173	$14,855
Rerollers	8,187	4,240	12,257	8,039
Forgers	5,133	2,355	8,949	4,002
Original equipment manufacturers	1,904	1,372	3,838	2,421
Wire redrawers	843	640	2,039	1,520
Conversion services	596	265	928	598
Miscellaneous	96	60	149	102

Total net sales	$29,026	$16,837	$50,333	$31,537

Tons Shipped	12,131	8,645	21,197	16,058

Three- and six-month periods ended June 30, 2004 as compared to the similar period in 2003

Net sales for the three- and six-month periods ended June 30, 2004 increased $12.2 million and $18.8 million, respectively, as compared to the similar periods in 2003. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during the first half of 2004. In addition, the 2004 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, petrochemical and tool steel products for the three- and six-month periods ended June 30, 2004 have increased in comparison to the same prior year periods.

Cost of products sold, as a percentage of net sales, was 84.5% and 94.7% for the three-month periods ended June 30, 2004 and 2003, respectively, and was 87.2% and 97.1% for the six-month periods ended June 30, 2004 and 2003, respectively. The decreases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Selling and administrative expenses increased by $422,000 and $557,000 in the three- and six-month periods ended June 30, 2004, respectively, as compared to similar periods in 2003. These increases are primarily due to higher employment costs.

Interest expense and other financing costs increased by $12,000 for the three-month period ended June 30, 2004 as compared to June 30, 2003 and increased $5,000 in the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. The increases were primarily due to an increased use of the revolving line of credit, partially offset by the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month periods ended June 30, 2004 and 2003 was 36.0% and 37.1%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2004. The effective income tax rate for the remainder of 2004 is expected to approximate 36%.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$16,376	$7,949	$27,096	$15,060
Tool steel	3,668	2,413	6,747	4,180
High-strength low alloy steel	399	464	812	871
High-temperature alloy steel	525	547	1,075	1,025
Conversion services	475	198	724	508
Other	106	61	152	94

	21,549	11,632	36,606	21,738
Intersegment	3,933	2,867	7,721	5,162

Total net sales	25,482	14,499	44,327	26,900
Material cost of sales	8,390	5,244	18,924	9,640
Operation cost of sales	13,864	8,512	20,743	16,371
Selling and administrative expenses	1,331	998	2,362	1,918

Operating income (loss)	$1,897	$(255)	$2,298	$(1,029)

Net sales for the three- and six-month periods ended June 30, 2004 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $11.0 million, or 76%, in comparison to the three-month period ended June 30, 2003 and $17.4 million, or 65%, in comparison to the similar 2003 six-month period. The increase in net sales for the three-and six-month periods ended June 30, 2004 in comparison to the same year-ago periods are primarily due to increased revenues associated with the sale of power generation, aerospace and commodity products. Net sales of power generation, aerospace and commodity products increased by 135%, 113% and 78%, respectively for the three-month period ended June 30, 2004, and by 78%, 73% and 79%, respectively, for the six-months ended June 30, 2004.

Operating income for the Universal Stainless & Alloy Products segment increased by $2.2 million for the three-month period ended June 30, 2004 as compared to June 30, 2003 and increased by $3.3 million for the six-month period ended June 30, 2004. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$6,513	$4,663	$11,961	$8,789
Tool steel	75	186	161	320
High-strength low alloy steel	665	204	1,113	468
High-temperature alloy steel	87	78	247	117
Conversion services	121	67	204	90
Other	16	7	41	15

	7,477	5,205	13,727	9,799
Intersegment	558	190	1,053	380

Total net sales	8,035	5,395	14,780	10,179
Material cost of sales	3,902	2,941	7,379	5,553
Operation cost of sales	2,866	2,301	5,603	4,599
Selling and administrative expenses	616	527	1,113	1,000

Operating income (loss)	$651	$(374)	$685	$(973)

Net sales for the three- and six-month periods ended June 30, 2004 for this segment increased by $2.6 million, or 49%, in comparison to the three-month period ended June 30, 2003 and $4.6 million, or 45%, in comparison to the similar 2003 six-month period. The increase in net sales for the three-and six-month periods ended June 30, 2004 in comparison to the same year-ago periods are primarily due to increased revenues associated with the sale of aerospace, commodity and petrochemical products. Net sales of aerospace, commodity and petrochemical products increased by 64%, 26% and 44%, respectively for the three-month period ended June 30, 2004, and by 47%, 36% and 26%, respectively, for the six-months ended June 30, 2004.

Operating income increased by $1.0 million for the three-month period ended June 30, 2004 as compared to June 30, 2003 and increased by $1.7 million for the six-month period ended June 30, 2004. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At June 30, 2004, working capital approximated $38.0 million, as compared to $33.4 million at December 31, 2003. The ratio of current assets to current liabilities decreased from 4.2:1 at December 31, 2003 to 3.3:1 at June 30, 2004. The debt to capitalization ratio was 9.7% at June 30, 2004 and 11.3% at December 31, 2003.

Cash received from sales of $43.5 million and $30.7 million for the six-month periods ended June 30, 2004 and June 30, 2003, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	For the Six-month period ended June 30,
	2004	2003
Raw material purchases	$24,247	$10,093
Employment costs	11,938	9,469
Utilities	6,130	4,678
Other	6,124	3,499

Total uses of cash	$48,439	$27,739

Cash used to fund raw material purchases, employment costs and utilities increased during the six-month period ended June 30, 2004 in comparison to the similar year-ago period primarily due to increased sales and higher transaction prices. The cost of raw materials contained within work-in-process inventory is approximately $10.0 million higher at June 30, 2004 as compared to June 30, 2003, as a result of increased raw material transaction prices and demand. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months impacting raw material costs for the six-month periods ended June 30, 2003 and 2004.

	December 2002	June 2003	December 2003	June 2004
Nickel	$3.26	$4.03	$6.43	$6.14
Chrome	$0.33	$0.45	$0.54	$0.73
Molybdenum	$3.51	$5.63	$7.10	$15.71
Carbon Scrap	$0.06	$0.06	$0.09	$0.11

Increased demand from foreign (primarily China) and domestic sources caused most raw material market values to rise significantly during the six-month period ended June 30, 2004. The market values for these raw materials, except for nickel, have continued to increase in 2004. In response, the Company announced sales price increases of 3% effective January 2, 2004, an additional 4% effective February 4, 2004, an additional 3% effective April 1, 2004 and another 4% effective May 15, 2004. In addition, the Company began to calculate its nickel surcharge using an $0.18 per pound premium over the London Metal Exchange (LME) prices on February 4, 2004, implemented an iron surcharge component on February 16, 2004 and expanded the use of surcharges to include tool steel products on May 1, 2004. On July 26, 2004, the Company announced a 7% base price increase on all premium remelted and high strength low alloy grades of steel and a 5% base price increase on all other stainless and tool steel grades. The Company also increased the premium over the LME price for nickel used to calculate its raw material surcharge from $0.18 per pound to $0.23 per pound. These increases will be effective with shipments on August 1, 2004. There can be no assurance that these sales price increases will completely offset its rising costs or that adequate supplies of raw materials will continue to be available to meet market demand.

The Company had capital expenditures for the six-month period ended June 30, 2004 of $1,195,000. These funds have been primarily used at its Bridgeville facility to purchase additional annealing furnaces that were installed and operational as of June 30, 2004 and to build a new reheat furnace for the Company’s universal rolling mill.

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

At June 30, 2004, the Company had $3.3 million of its $ 6.5 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of June 30, 2004.

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

The Company estimates that third quarter 2004 sales will range from $30 to $35 million and that it will incur a net earnings per diluted share ranging from $0.30 to $0.35. In the third quarter of 2003, sales were $18.6 million and diluted net loss per share was $0.02. The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $49 million on June 30, 2004, as compared to $37 million on March 31, 2004 reflecting increased strength in all of the Company’s niche markets.

•	The third quarter results are expected to benefit from capital improvements implemented in the second quarter, including the addition of annealing furnaces for ingot, billet and bar products. The addition of a reheat furnace is scheduled to be completed in August 2004 and is expected to increase the production of the Bridgeville blooming mill with its full benefit expected in the 2004 fourth quarter.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $9 million due to anticipated stronger customer demand. Further sales growth is expected when additional reroll product is available from the Bridgeville operation.

New Accounting Pronouncements

No new accounting pronouncements have been issued during the six-month period ended June 30, 2004 that would have a material impact on the Company’s financial statements. Further the Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except as provided in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. For the three-month period ended June 30, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allocations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. On July 27, 2004 the suit brought by USAU was dismissed.

Item 6. EXHIBITS AND REPORTS ON FORM 8 -K

a.	Exhibits – none.

b.	One Report on Form 8-K was filed during the second quarter 2004. This Report covered Press Releases under item 5, Other Events, and no financial statements were filed with this report.

1.)	A Report on Form 8-K was filed on April 21, 2004 in which the Company announced the results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: August 10, 2004	/s/ C. M. McAninch
Clarence M. McAninch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2004	/s/ Richard M. Ubinger
Richard M. Ubinger
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)