Form 10-Q
period 2004-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2004-11-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 5, 2004, there were 6,322,890 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality, reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales	$33,297	$18,625	$83,630	$50,162
Cost of products sold	27,701	17,296	71,576	47,917
Selling and administrative expenses	1,873	1,507	5,348	4,425

Operating income (loss)	3,723	(178)	6,706	(2,180)
Interest expense	(108)	(100)	(302)	(289)
Other income	566	24	577	74

Income (loss) before taxes	4,181	(254)	6,981	(2,395)
Income tax provision (benefit)	1,436	(133)	2,443	(1,251)

Net income (loss)	$2,745	$(121)	$4,538	$(1,144)

Earnings (loss) per share – Basic	$0.44	$(0.02)	$0.72	$(0.18)

Earnings (loss) per share – Diluted	$0.43	$(0.02)	$0.71	$(0.18)

Weighted average shares of Common Stock outstanding
Basic	6,305,456	6,289,485	6,300,229	6,286,271
Diluted	6,400,188	6,289,485	6,363,656	6,286,271

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$549	$4,735
Accounts receivable, (less allowance for doubtful accounts of $373 and $163, respectively)	22,629	12,690
Inventory	33,808	22,281
Deferred taxes	1,125	1,222
Other current assets	1,973	3,063

Total current assets	60,084	43,991
Property, plant and equipment, net	40,225	40,176
Other assets	472	758

Total assets	$100,781	$84,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$11,787	$6,792
Outstanding checks in excess of bank balance	939	813
Accrued employment costs	2,818	833
Current portion of long-term debt	1,931	1,944
Other current liabilities	1,030	195

Total current liabilities	18,505	10,577
Bank revolver	4,597	—
Long-term debt	4,150	5,599
Deferred taxes	9,451	9,313

Total liabilities	36,703	25,489

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,575,791` and 6,564,306 shares issued	7	7
Additional paid-in capital	28,433	28,329
Retained earnings	37,269	32,731
Treasury Stock at cost; 269,900 common shares held	(1,631)	(1,631)

Total stockholders’ equity	64,078	59,436

Total liabilities and stockholders’ equity	$100,781	$84,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,538	$(1,144)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	2,336	2,319
Deferred taxes	480	670
Tax benefit from exercise of stock options	8	—
Changes in assets and liabilities:
Accounts receivable, net	(9,939)	(2,167)
Inventory	(11,527)	(188)
Trade accounts payable	4,995	2,559
Accrued employment costs	1,985	243
Refundable taxes	1,405	(930)
Other, net	553	227

Net cash (used in) provided by operating activities	(5,166)	1,589

Cash flow from investing activities:
Capital expenditures	(2,377)	(713)

Net cash used in investing activities	(2,377)	(713)

Cash flows from financing activities:
Net borrowings under revolving line of credit	4,597	—
Proceeds from deferred loan agreement	—	200
Repayments of long-term debt	(1,462)	(1,451)
Increase in outstanding checks in excess of bank balance	126	235
Proceeds from the issuance of common stock	96	25

Net cash provided by (used in) financing activities	3,357	(991)

Net decrease in cash and cash equivalents	(4,186)	(115)
Cash and cash equivalents at beginning of period	4,735	3,308

Cash and cash equivalents at end of period	$549	$3,193

Supplemental disclosure of cash flow information:
Interest paid	$291	$255
Income taxes (refunded) paid	$(87)	$7

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine- month periods ended September 30, 2004 and 2003, balance sheets as of September 30, 2004 and December 31, 2003, and statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2004 and December 31, 2003 and the consolidated results of operations and of cash flows for the periods ended September 30, 2004 and 2003, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Weighted average number of shares of Common Stock outstanding	6,305,456	6,289,485	6,300,229	6,286,271
Effect of dilutive securities	94,732	—	63,427	—

Weighted average number of shares of Common Stock outstanding, as adjusted	6,400,188	6,289,485	6,363,656	6,286,271

The Company had 9,206 and 3,794 common stock equivalents outstanding for the three- and nine-month periods ended September 30, 2003, respectively, which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income (loss) and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$2,745	$(121)	$4,538	$(1,144)
Total stock-based compensation expense determined under fair-value based method, net of taxes	(45)	(21)	(131)	(65)

Pro forma net income (loss)	$2,700	$(142)	$4,407	$(1,209)

Earnings (loss) per common share:
Basic – as reported	$0.44	$(0.02)	$0.72	$(0.18)

Basic – pro forma	$0.43	$(0.02)	$0.70	$(0.19)

Diluted – as reported	$0.43	$(0.02)	$0.71	$(0.18)

Diluted – pro forma	$0.42	$(0.02)	$0.69	$(0.19)

Note 4 – New Accounting Pronouncements

No new accounting pronouncements have been issued during the nine-month period ended September 30, 2004 that would have a material impact on the Company’s financial statements. Further, there have been no changes in the Company that would impact the accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 5 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Raw materials and supplies	$4,242	$2,265
Semi-finished and finished steel products	27,147	17,743
Operating materials	2,419	2,273

Total inventory	$33,808	$22,281

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Land and land improvements	$1,014	$953
Buildings	6,203	5,987
Machinery and equipment	51,583	49,801
Construction in progress	459	141

	59,259	56,882
Accumulated depreciation	(19,034)	(16,706)

Property, plant and equipment, net	$40,225	$40,176

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allegations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. On July 27, 2004, the suit brought by USAU was dismissed.

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

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales:
Universal Stainless & Alloy Products	$31,199	$16,168	$75,526	$43,068
Dunkirk Specialty Steel	9,484	5,225	24,264	15,404
Intersegment	(7,386)	(2,768)	(16,160)	(8,310)

Consolidated total	$33,297	$18,625	$83,630	$50,162

Operating income (loss):
Universal Stainless & Alloy Products	$2,900	$554	$5,198	$(475)
Dunkirk Specialty Steel	1,163	(732)	1,848	(1,705)
Intersegment	(340)	—	(340)	—

Consolidated total	$3,723	$(178)	$6,706	$(2,180)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$72	$64	$198	$179
Dunkirk Specialty Steel	36	36	104	110

Consolidated total	$108	$100	$302	$289

Other income (expense)
Universal Stainless & Alloy Products	$1	$15	$10	$55
Dunkirk Specialty Steel	565	9	567	19

Consolidated total	$566	$24	$577	$74

	September 30, 2004	December 31, 2003
Total assets:
Universal Stainless & Alloy Products	$80,488	$65,025
Dunkirk Specialty Steel	17,558	11,128
Corporate assets	2,735	8,772

	$100,781	$84,925

Dunkirk Specialty Steel’s other income for the three- and nine-month period ended September 30, 2004 included $565,000, net of expenses, related to the delayed receipt of the remaining 2003 import duties awarded the Company under the Continued Dumping and Subsidy Act of 2000 (CDSOA). A substantial portion of the Company’s $604,000 award was withheld at the end of 2003 pending the outcome of a lawsuit challenging the distribution method of the import duties. In September 2004, U.S. Customs notified the Company that a favorable court ruling in July 2004 permits the Company to collect the balance of its 2003 award and participate in future distributions. The Company received the balance of the funds due in October 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2004 and 2003 is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$26,529	$14,215	$65,586	$38,064
Tool steel	4,277	2,828	11,185	7,328
High-strength low alloy steel	1,160	619	3,085	1,958
High-temperature alloy steel	473	608	1,795	1,750
Conversion services	707	247	1,635	845
Other	151	108	344	217

Total net sales	33,297	18,625	83,630	50,162
Cost of products sold	27,701	17,296	71,576	47,917
Selling and administrative expenses	1,873	1,507	5,348	4,425

Operating income (loss)	$3,723	$(178)	$6,706	$(2,180)

Market Segment Information

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales:
Service centers	$13,443	$7,478	$35,616	$22,333
Rerollers	9,208	5,246	21,465	13,285
Forgers	6,232	3,052	15,181	7,054
Original equipment manufacturers	2,263	1,423	6,101	3,844
Wire redrawers	1,307	1,095	3,346	2,615
Conversion services	707	247	1,635	845
Miscellaneous	137	84	286	186

Total net sales	$33,297	$18,625	$83,630	$50,162

Tons shipped	13,470	9,600	34,667	25,658

Three- and nine-month periods ended September 30, 2004 as compared to the similar period in 2003

Net sales for the three- and nine-month periods ended September 30, 2004 increased $14.7 million and $33.5 million, respectively, as compared to the similar periods in 2003. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during 2004. In addition, the 2004 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, petrochemical and tool steel products for the three- and nine-month periods ended September 30, 2004 have increased substantially in comparison to the same prior year periods.

Cost of products sold, as a percentage of net sales, was 83.2% and 92.9% for the three-month periods ended September 30, 2004 and 2003, respectively, and was 85.6% and 95.5% for the nine-month periods ended September 30, 2004 and 2003, respectively. The decreases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Selling and administrative expenses increased by $366,000 and $923,000 in the three- and nine-month periods ended September 30, 2004, respectively, as compared to similar periods in 2003. These increases are primarily due to higher employment costs. In addition, the Company increased its bad debt reserve by $176,000 as a result of a customer filing for Chapter 11 bankruptcy protection during the three-month period ended September 30, 2004.

Interest expense and other financing costs increased by $8,000 and $13,000 for the three- and nine-month periods ended September 30, 2004 as compared to the similar periods in 2003. The increases were primarily due to an increased use of the revolving line of credit, partially offset by the continued reduction in long-term debt outstanding.

Other income for the three- and nine-month periods ended September 30, 2004 included $565,000, net of expenses, related to the delayed receipt of the remaining 2003 import duties awarded the Company under the Continued Dumping and Subsidy Act of 2000 (CDSOA). A substantial portion of the Company’s $604,000 award was withheld at the end of 2003 pending the outcome of a lawsuit challenging the distribution method of the import duties. In September 2004, U.S. Customs notified the Company that a favorable court ruling in July 2004 permits the Company to collect the balance of its 2003 award and participate in future distributions. The Company received the balance of the funds due in October 2004.

During the three-month period ended September 30, 2004, the Company’s estimated annual effective income tax rate decreased from 36.0%, which was utilized through June 30, 2004, to 35.0%. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2004. The reduction increased net income by $70,000 for the three-month period ended September 30, 2004.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2004 and 2003 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$18,373	$9,805	$45,469	$24,865
Tool steel	4,155	2,744	10,902	6,924
High-strength low alloy steel	575	313	1,387	1,184
High-temperature alloy steel	451	438	1,526	1,463
Conversion services	632	208	1,356	716
Other	146	108	298	202

	24,332	13,616	60,938	35,354
Intersegment	6,867	2,552	14,588	7,714

Total net sales	31,199	16,168	75,526	43,068
Material cost of sales	14,999	6,247	33,923	15,887
Operation cost of sales	11,990	8,362	32,733	24,733
Selling and administrative expenses	1,310	1,005	3,672	2,923

Operating income (loss)	$2,900	$554	$5,198	$(475)

Net sales for the three- and nine-month periods ended September 30, 2004 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $15.0 million, or 93%, in comparison to the three-month period ended September 30, 2003 and $32.5 million, or 75%, in comparison to the similar 2003 nine-month period. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during 2004. In addition, the 2004 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, petrochemical and tool steel products for the three- and nine-month periods ended September 30, 2004 have increased substantially in comparison to the same prior year periods.

Operating income for the Universal Stainless & Alloy Products segment increased by $2.3 million for the three-month period ended September 30, 2004 as compared to September 30, 2003 and increased by $5.7 million for the nine-month period ended September 30, 2004. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Dunkirk Specialty Steel Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2004	2003	2004	2003
Net sales:
Stainless steel	$8,156	$4,410	$20,117	$13,199
Tool steel	122	84	283	404
High-strength low alloy steel	585	306	1,698	774
High-temperature alloy steel	22	170	269	287
Conversion services	75	39	279	129
Other	5	—	46	15

	8,965	5,009	22,692	14,808
Intersegment	519	216	1,572	596

Total net sales	9,484	5,225	24,264	15,404
Material cost of sales	4,716	3,170	12,095	8,723
Operation cost of sales	3,042	2,285	8,645	6,884
Selling and administrative expenses	563	502	1,676	1,502

Operating income (loss)	$1,163	$(732)	$1,848	$(1,705)

Net sales for the three- and nine-month periods ended September 30, 2004 for this segment increased by $4.3 million, or 82%, in comparison to the three-month period ended September 30, 2003 and $8.9 million, or 58%, in comparison to the similar 2003 nine-month period. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during 2004. In addition, the 2004 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, and petrochemical products for the three- and nine-month periods ended September 30, 2004 have increased substantially in comparison to the same prior year periods.

Operating income increased by $1.9 million for the three-month period ended September 30, 2004 as compared to September 30, 2003 and increased by $3.6 million for the nine-month period ended September 30, 2004. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At September 30, 2004, working capital approximated $41.6 million, as compared to $33.4 million at December 31, 2003. The ratio of current assets to current liabilities decreased from 4.2:1 at December 31, 2003 to 3.3:1 at September 30, 2004. The debt to capitalization ratio was 14.3% at September 30, 2004 and 11.3% at December 31, 2003.

Cash received from sales of $73.6 million and $48.5 million for the nine-month periods ended September 30, 2004 and 2003 represent the primary source of cash from operations. An analysis of the primary uses of cash from operations is as follows:

	For the Nine-month period ended September 30,
	2004	2003
Raw material purchases	$40,284	$17,005
Employment costs	17,994	14,337
Utilities	9,004	7,092
Other	11,488	8,488

Total uses of cash from operations	$78,770	$46,922

Cash used to fund raw material purchases, employment costs and utilities increased during the nine-month period ended September 30, 2004 in comparison to the similar year-ago period primarily due to increased sales and higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months impacting raw material costs for the nine-month periods ended September 30, 2003 and 2004.

	December 2002	September 2003	December 2003	September 2004
Nickle	$3.26	$4.52	$6.43	$6.02
Chrome	$0.33	$0.47	$0.54	$0.68
Molybdenum	$3.51	$6.14	$7.10	$18.14
Carbon Scrap	$0.06	$0.08	$0.09	$0.17

The market values for these raw materials, most notably carbon scrap, have continued to increase in 2004. The Company began to calculate its nickel surcharge using an $0.18 per pound premium over the London Metal Exchange (LME) prices on February 4, 2004, implemented an iron surcharge component on February 16, 2004, expanded the use of surcharges to include tool steel products on May 1, 2004 and implemented a manganese surcharge component on June 1, 2004. The nickel surcharge premium per pound was increased from $0.18 to $0.23 on August 1, 2004. In addition, the Company has experienced higher energy, transportation and manufacturing supply costs during 2004. In response, the Company has announced several sales price increases during 2004. There can be no assurance that these sales price increases will completely offset the Company’s rising costs.

The Company had capital expenditures for the nine-month period ended September 30, 2004 of $2.4 million. These funds have been primarily used to purchase additional annealing furnaces, saws and a reheat furnace for the Company’s Universal Rolling mill located at its Bridgeville facility to meet the increased market demand for the Company’s products.

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

At September 28, 2004, the Company increased its revolving line of credit with PNC Bank from $6.5 million to $15 million to finance increased working capital requirements in response to the growing demand for the Company’s products and increased production capacity created as a result of its capital expenditures. At September 30, 2004 the Company had $10.4 million available for borrowings. The Company is in compliance with its covenants as of September 30, 2004.

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

The Company estimates that fourth quarter 2004 sales will range from $32 to $37 million and that its earnings per diluted share will range from $0.32 to $0.37 before the impact of any monies the Company may receive related to the CDSOA for the current year. In the fourth quarter of 2003, sales were $18.8 million and the Company incurred a net loss per diluted share of $0.04. The following factors were considered in developing these estimates:

•	The Company’s total backlog approximated $60 million on September 30, 2004, as compared to $49 million on June 30, 2004 reflecting continued strength in all of the Company’s markets.

•	Capital improvements implemented in the second and third quarters of 2004, including the addition of a reheat furnace to increase throughput at the Bridgeville blooming mill, should fully benefit the fourth quarter of 2004.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate the 2004 third quarter sales of $9.5 million. Additional sales are dependent upon the level of inventory management initiatives implemented by the service center industry near the end of the year.

•	The Company expects raw material costs to remain volatile for the balance of the year. Its electricity costs will increase by approximately $200,000 per month in the fourth quarter due to a recent Public Utility Commission ruling that has reduced the number of off-peak power hours available to conduct its melting operations at the Bridgeville facility. The Company has retained a consultant to recommend energy-saving initiatives and is currently negotiating its 2005 energy contract.

New Accounting Pronouncements

No new accounting pronouncements have been issued during the three-month period ended September 30, 2004 that would have a material impact on the Company’s financial statements. Further the Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except as provided in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. During the quarter ended September 30, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

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

On April 7, 2003, United States Aviation Underwriters, Inc. (“USAU”), a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, filed suit in the Court of Common Pleas of Allegheny County, Pennsylvania asking the court for a declaratory judgment as to what actual liability and obligations were applicable to USAIG relating to the insurance policy issued to the Company, and the allocations made by Teledyne. The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. On July 27, 2004, the suit brought by USAU was dismissed.

Item 6. EXHIBITS

10.1	Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 28, 2004, between the Company and PNC Bank, National Association (filed herewith).

10.2	Third Amended and Restated Revolving Credit Note, dated as of September 28, 2004, by and between the Company and PNC Bank, National Association (filed herewith).

10.3	Amendment No. 1 to Second Amended and Restated Security Agreement and Collateral Assignment, dated as of September 28, 2004, by and between the Company and PNC Bank, National Association (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
Date: November 9, 2004
/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2004
/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)