Form 10-K
period 2004-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2005-03-04
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, based on the closing price of $11.40 per share on that date, was $36,955,562. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant.

As of February 28, 2005, there were 6,363,312 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and definitive Proxy Statement for the Annual Meeting of Stockholders is scheduled to be held May 18, 2005, are incorporated into Parts II and III of this Form 10-K, respectively.

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

The Company is comprised of three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products. Dunkirk Specialty Steel represents the second reportable segment.

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

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable them to form, cut, shape and shear other materials in the manufacturing process. Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2004	2003	2002
(dollars in thousands)

Stainless steel	$94,530	$52,546	$56,813
Tool steel	17,075	9,673	6,643
High-strength low alloy steel	3,682	2,869	2,213
High-temperature alloy steel	2,468	2,482	3,474
Conversion service	2,386	1,079	1,495
Other	501	340	239

Total net sales	$120,642	$68,989	$70,877

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

The cost of raw materials approximates one-half of the Company’s total cost of products sold in 2004. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations.

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

Customers

The Company’s five largest customers in the aggregate accounted for approximately 48% of net sales for the year ended December 31, 2004. Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”), and its affiliates accounted for 23% of the Company’s net sales. The accounts receivable balances from this customer comprised approximately 13% of total accounts receivable at December 31, 2004. No other customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2004.

The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”). While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2002 and 2003, the Company waived Talley Metals’ requirement to purchase the monthly minimum quantity of stainless reroll billets due to market conditions.

A principal element of the Company’s business strategy is to seek new customers so that over time it will reduce its dependence on one or a small number of customers. The addition of Dunkirk Specialty Steel provides the opportunity to reduce the Company’s dependence on any customer. The Company’s customer base increased from 399 at December 31, 2003 to 452 at December 31, 2004, primarily as a result of the continued customer growth at Dunkirk Specialty Steel.

Backlog

The Company primarily manufactures products to meet specific customer orders, generally fulfilling orders in eight weeks or less for its semi-finished products and in 16 weeks or less for its finished products. The Company’s backlog of orders on hand as of December 31, 2004, was approximately $72 million as compared to $21 million at the same time in 2003. The increase in the backlog is primarily due to improving economic conditions impacting the product demand of the Company’s customer base and the reduction of competitors due to the increased number of bankruptcy filings within the industry. At this time, the Company’s lead times to fulfill its current backlog of orders has been extended and will remain extended for certain products requiring production at units operating at full capacity. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

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

The Company believes ten domestic companies that manufacture one or more similar specialty steel products are major competitors. There are many smaller producing companies and converting companies in the United States who are also considered to be competitors of the Company. New production capacity planned within the next several years is expected to be focused on the production of commodity stainless steel products and not a substantial threat to the products emphasized by the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impact the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets that the Company now participates. According to SSINA, import penetration for the years ended December 31, 2003 and 2002 was 37% and 42%, respectively, for stainless bar and 56% and 65%, respectively, for stainless rod. Import penetration dropped during the second half of 2003 due to the improved global specialty steel market and rising raw material costs. This trend continued throughout 2004.

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

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for payment of import duties collected by the U. S. Treasury to domestic companies injured by unfair foreign trade practices. In accordance with CDSOA, the Company filed claims to receive their appropriate share of the import duties collected and received $310,000, net of expenses in 2002. In 2003, the Company received notice that it was awarded $604,000, of which $10,000 was received. The remaining payment was delayed pending the outcome of a hearing before the U.S. Court of Appeals for the Federal Circuit in a lawsuit challenging the distribution method of the import duties. The remaining payment, as well as the 2004 award of $507,000, was received and recognized as income in 2004, net of expenses incurred.

The Company expects to benefit from CDSOA in future years unless the U.S. Congress repeals the Act. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. On January 28, 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004.

The Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. Any competitive factors that adversely affects the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s specialty steel products. See “Risk Factors – Competition”.

Employee Relations

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steelworkers of America (the “USWA”) represented employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2004, the Company had 275 employees at its Bridgeville facility, 45 employees at its Titusville facility and 143 employees at its Dunkirk facility, of whom 222, 39 and 120 were USWA members, respectively.

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

Employee Benefit Plans

The Company provides group life and health insurance plans for its hourly and salary employees. Profit-sharing plans that cover certain salaried employees and all hourly employees provide for the sharing of pre-tax profits in excess of specified amounts. The Company also maintains separate 401(k) retirement plans for its hourly and salary employees. Pursuant to each plan, participants may elect to make pre-tax and after-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company is required to make periodic contributions to the plans based on service, except as described below.

Effective January 6, 2003, the Company began to participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the 401(k) retirement plan even though the Company contributions ceased. The Company also makes a monthly contribution to the 401(k) retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution will be dependent upon each salaried employee’s contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2004, the Company has issued 71,720 shares of Common Stock since the plan’s inception.

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

See “Risk Factors—Environmental Issues.”

Executive Officers

The following table sets forth, as of December 31, 2004, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Clarence M. McAninch (69)	1994	President and Chief Executive Officer

Paul McGrath (53)	1996	Vice President of Operations, General Counsel and Secretary

Richard M. Ubinger (45)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Clarence M. McAninch, 69, has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

Paul A. McGrath, 53, has been Vice President of Operations of the Company since March 2001, General Counsel and Director of Employee Relations since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger, 45, has been Vice President of Finance of the Company since March 2001, Chief Financial Officer and Principal Accounting Officer of the Company since August 1994 and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP) in its audit department, and he served in the capacity of Senior Manager for Price Waterhouse LLP from 1990 to 1994. Mr. Ubinger is a Certified Public Accountant.

Patents and Trademarks

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Company’s website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. The contents of our website are not part of this Annual Report on Form 10-K.

Risk Factors

The Company’s business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to, the factors discussed below, many of which are not within the Company’s control.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

The Company may be required to file a report on internal accounting controls, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, with its Annual Report on Form 10-K for the year ending December 31, 2005. In order to comply, the Company is required to increase the amount of documentation surrounding its internal control system and provide evidence that the system has been properly tested to support management’s conclusions. While the Company believes its internal control system is adequate in all material respects, there is no assurance that the Company will not identify a material weakness requiring disclosure. See “Business—Accounting Matter” and “Control and Procedures.”

Significant Customer and Concentrated Customer Base

For the year ended December 31, 2004, Talley Metals and its affiliates, the Company’s largest single customer, accounted for approximately 23% of the Company’s net sales. The Company’s five largest customers in the aggregate accounted for approximately 48% of net sales. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See “Business—Customers.”

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

Supply of Raw Materials and Cost of Raw Materials

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs which currently approximates one half of the Company’s total cost of products sold. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant increases in the price of the Company’s principal raw materials could adversely affect the Company’s financial results. See “Business—Raw Materials,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Environmental Issues

The Company is subject to demanding federal, state and local environmental laws and regulations (“Environmental Laws”) governing, among other things, air emissions, wastewater discharge and solid and hazardous waste disposal. The Company leases or owns certain real property previously owned and used by Armco, which merged with and into AK Steel in 1999 (“Armco”). In connection with the acquisition of the Titusville facility, Armco agreed to retain responsibility for certain environmental liabilities and agreed to indemnify the Company for environmental liabilities existing prior to the transaction date. The Company has filed no claims against Armco since the inception of the acquisition agreements. Because the indemnification is the Company’s primary remedy against Armco for a given environmental liability, the Company will be materially dependent upon that indemnity should any environmental liability arise. There can be no assurance that the indemnities from Armco will fully cover any or all environmental liabilities, and there can be no assurance that the Company will have the financial resources to discharge the liabilities if legally compelled to do so.

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

Accounting Matter

The Company may be required to establish and maintain an effective control environment as of December 31, 2005 in order to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest as to the effectiveness of our internal controls over financial reporting beginning in the year the Company is required to comply. Under applicable SEC rules and regulations, management may conclude that a company’s internal control over financial reporting is not effective if there are one or more material weaknesses in the company’s internal control over financial reporting. We are currently implementing our internal control program to prevent such significant deficiencies and materials weaknesses and to establish an effective control environment as of the filing of the December 31, 2005 Annual Report on Form 10-K.

Legal Matter

The Company is currently defending itself in a suit that alleges it manufactured steel product, utilized in the manufacturing of crankshafts, that was defective. After in-depth investigation, it is the Company’s position that the suit is without merit. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the claim, an unfavorable ruling in the suit could have a material adverse effect on the Company’s financial condition. See “Legal Proceedings.”

ITEM 2. PROPERTIES

The Company owns all of its Bridgeville facility, except for the ESR building, which the Company leases from AK Steel. The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 50 acres. The Bridgeville facility contains melting, electro-slag remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The ESR building houses the Company’s four electro-slag remelting furnaces and ancillary equipment. On February 2, 2005, the Company entered into an agreement with AK Steel to purchase the ESR building and certain adjacent property. The Company will continue to operate the equipment in the ESR building under the existing lease which expires on March 8, 2006, until the transaction is complete. In the event the ESR building is not purchased, or the lease is not extended beyond March 8, 2006, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

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

The Company and USAU reached a settlement agreement as of May 1, 2004 regarding the allocation of certain potential costs associated with the Teledyne claim and have agreed to jointly file a motion to have the declaratory suit dismissed. On July 27, 2004, the suit brought by USAU was dismissed

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2004, a total of 6,601,112 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 160 holders of record. A substantial number of the outstanding shares of Common Stock were owned of record on said date by “Cede & Co.,” the nominee for Depository Trust Company, which is the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of the Company’s Common Stock is substantially greater than 160. In addition, 269,900 shares of the issued Common Stock of the Company were held in treasury at December 31, 2004.

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

Price Range of Common Stock

The Common Stock is listed on the Nasdaq National Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2004		2003
	High	Low	High	Low
First quarter	$12.40	$8.70	$6.44	$4.92
Second quarter	$11.98	$9.86	$6.60	$4.40
Third quarter	$14.25	$10.94	$8.14	$5.86
Fourth quarter	$15.50	$12.08	$11.73	$7.62

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The PNC Credit Agreement contains restrictions on the Company’s ability to pay dividends on Common Stock.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans approved by security holders	511,675	$9.14	208,523
Equity compensation plans not approved by security holders	—	—	—

Total	511,675	$9.14	208,523

(a)	Includes 190,243 shares of common stock on stock options not issued under the Stock Incentive Plan and 18,280 available under the 1996 Employee Stock Purchase Plan.

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

Dividends

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The Company’s Credit Agreement with PNC Bank currently limits the payment of cash dividends payable on it’s Common Stock to 50% of the Company’s excess cash flow per fiscal year. Excess cash flow represents the amount of the Company’s earnings before interest, taxes, depreciation and amortization that is greater than the sum of the Company’s payments for interest, income taxes, the principal portion of long-term debt and capital lease obligations, and capital expenditures. Therefore, the Company would be restricted from granting a dividend for the year ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 35 of the Annual Report to Stockholders for the year ended December 31, 2004, which is incorporated herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is set forth on pages 8 through 16 of the Annual Report to Stockholders for the year ended December 31, 2004, which is incorporated herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth on page 14 of the Annual Report to Stockholders for the year ended December 31, 2004, which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 18 through 34 of the Annual Report to Stockholders for the year ended December 31, 2004, which is incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this annual report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the year ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 18, 2005, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements:

The following report of independent registered public accounting firm and consolidated financial information of the Company included in the accompanying Annual Report, are incorporated in this Form 10-K Annual Report.

The report of the Company’s former independent registered public accounting firm follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Universal Stainless & Alloy Products, Inc.

In our opinion, the consolidated statements of operations and of cash flows for the year ended December 31, 2002, included in the accompanying Annual Report and incorporated in this Form 10-K Annual Report, present fairly, in all material respects, the results of operations and cash flows of Universal Stainless & Alloy Products, Inc., and its subsidiaries (the Company) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2003

2)	Consolidated Financial Statement Schedules:

The following financial statement schedule is included herewith on page 21 and made a part hereof; Schedule II (Valuation and Qualifying Accounts).

3)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Certificate of Merger, dated July 29, 1994, between Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company (incorporated herein by reference to Exhibit 2.1 to Registration No. 33-85310).

2.2	Agreement and Plan of Merger, dated July 28, 1994, among Universal Stainless & Alloy Products, Inc., a Pennsylvania corporation, and the Company (incorporated herein by reference to Exhibit 2.2 to Registration No. 33-85310).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310).

4.1	Specimen Copy of Stock Certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders (incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310).

10.2	Asset Purchase Agreement, dated August 15, 1994, by and between the Company and Armco Inc., as amended by letter agreement, dated October 5, 1994, by and between the Company and Armco, Inc. (incorporated herein by reference to Exhibit 10.2 to Registration No. 33-85310).

10.3	Lease Agreement, dated August 15, 1994, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 10.3 to Registration No. 33-85310).

10.4	Security Agreement dated August 15, 1994, by and between the Company and Armco Inc (incorporated herein by reference to Exhibit 10.4 to Registration No. 33-85310).

10.5	Asset and Real Property Purchase Agreement dated as of June 2, 1995, by and between Armco Inc. and the Company (incorporated herein by reference to Exhibit 2.3 to Registration No. 33-97896).

10.6	Employment Agreement dated November 20, 1998 by and between the Company and Clarence M. McAninch (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Employment Agreement dated January 1, 1998 between the Company and Paul McGrath (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8	Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	Second Amended and Restated Credit Agreement, dated as of January 30, 1998, between the Company and PNC Bank, National Association, with Exhibits and Schedules (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11	Security Agreement and Collateral Assignment, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.12	Note, dated as of January 30, 1998, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT NUMBER	DESCRIPTION
10.13	Landlord’s Waiver, dated as of January 30, 1998, by Armco Inc (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.14	Open-End Leasehold Mortgage, Collateral Assignment and Security Agreement dated as of January 30, 1998, by the Company in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.15	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 1998, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.16	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 25, 2000, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Third Amendment to the Second Amended and Restated Credit Agreement, dated as of June 29, 2001, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of May 31, 2002, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.19	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of February 18, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 30, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.21	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of October 20, 2003, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.22	Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 28, 2004, between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.23	Third Amended and Restated Revolving Credit Note, dated as of September 28, 2004, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.24	Amendment No. 1 to the Second Amended and Restated Security Agreement and Collateral Assignment, dated as of September 28, 2004, by and between the Company and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.25	Loan Agreement, dated October 3, 1995, by and between the Company and Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.20 to Registration No. 33-97896).

10.26	Note, dated October 3, 1995, for the principal sum of $500,000, by the Company, in favor of the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.21 to Registration No. 33-97896).

10.27	Security Agreement dated October 3, 1995, by and between the Company and the Commonwealth of Pennsylvania (incorporated herein by reference to Exhibit 10.22 to Registration No. 33-97896).

10.28	Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc. a subsidiary of Carpenter Technology Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	Personal Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT NUMBER	DESCRIPTION
10.30	Real Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

13.1	Selected pages of the Company’s 2004 Annual Report to Stockholders (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Schneider Downs & Co., Inc. (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Powers of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 22, 2005, appearing in the 2004 Annual Report to Stockholders of Universal Stainless & Alloy Products, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K as it relates to the years ended December 31, 2004 and 2003. In our opinion, these financial statement schedules for the years ended December 31, 2004 and 2003 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Schneider Downs & Co., Inc.

Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania

February 22, 2005

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 18, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K as it relates to the year ended December 31, 2002. In our opinion, this financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2003 and 2004

(Dollars in thousands)

	Balance at Beginning Of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Inventory reserve:
Year ended December 31, 2002	$480	$678	$(221)	$937
Year ended December 31, 2003	937	1,281	(1,193)	1,025
Year ended December 31, 2004	1,025	3,197	(3,389)	833

Allowance for doubtful accounts:
Year ended December 31, 2002	$434	$47	$(183)	$298
Year ended December 31, 2003	298	52	(187)	163
Year ended December 31, 2004	163	394	—	557

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2005.

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

SIGNATURE	TITLE	DATE

/s/ C. M. MCANINCH Clarence M. McAninch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2005

/s/ RICHARD M. UBINGER Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer)	February 22, 2005

/s/ DOUGLAS M. DUNN Douglas M. Dunn	Director	February 22, 2005

/s/ GEORGE F. KEANE George F. Keane	Director	February 22, 2005

/s/ UDI TOLEDANO Udi Toledano	Director	February 22, 2005