Form 10-Q
period 2005-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2005-05-12
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, there were 6,363,780 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, production capacity, broader product lines, quality, reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results will be affected by a wide range of factors including compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on certain critical manufacturing equipment; the ability to acquire the ESR Building or to extend the lease ; the Company’s ongoing requirement for continued compliance with environmental laws; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2005	2004
Net sales	$43,019	$21,307
Cost of products sold	36,410	19,344
Selling and administrative expenses	1,907	1,528

Operating income	4,702	435
Interest expense and other financing costs	(172)	(88)
Other income	60	8

Income before taxes	4,590	355
Income tax expense	1,652	128

Net income	$2,938	$227

Earnings per common share:
Basic	$0.46	$0.04

Diluted	$0.45	$0.04

Weighted average shares of Common Stock outstanding:
Basic	6,350,547	6,296,053
Diluted	6,468,475	6,336,034

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$833	$241
Accounts receivable, (less allowance for doubtful accounts of $414 and $557, respectively)	29,352	24,562
Inventory	43,722	38,318
Deferred taxes	1,045	1,436
Other current assets	1,482	1,982

Total current assets	76,434	66,539
Property, plant and equipment, net	40,195	40,716
Other assets	578	585

Total assets	$117,207	$107,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$16,210	$11,666
Outstanding checks in excess of bank balance	954	2,638
Accrued employment costs	2,099	2,044
Current portion of long-term debt	1,977	1,830
Other current liabilities	2,023	442

Total current liabilities	23,263	18,620
Bank revolver	10,442	8,635
Long-term debt	3,016	3,555
Deferred taxes	10,232	10,093

Total liabilities	46,953	40,903

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,633,837 and 6,601,112 shares issued	7	7
Additional paid-in capital	29,081	28,699
Retained earnings	42,800	39,862
Treasury Stock at cost; 270,057 and 269,900 common shares held	(1,634)	(1,631)

Total stockholders’ equity	70,254	66,937

Total liabilities and stockholders’ equity	$117,207	$107,840

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$2,938	$227
Adjustments to reconcile to net cash and cash equivalents
Provided by operating activities:
Depreciation and amortization	769	786
Deferred taxes	539	21
Tax benefit from exercise of stock options	115	3
Changes in assets and liabilities:
Accounts receivable, net	(4,790)	(2,535)
Inventory	(5,404)	(6,279)
Trade accounts payable	4,544	2,658
Accrued employment costs	147	703
Other, net	2,415	427

Net cash provided by (used in) operating activities	1,273	(3,989)

Cash flow from investing activities:
Capital expenditures	(584)	(174)

Net cash used in investing activities	(584)	(174)

Cash flow from financing activities:
Net borrowings under revolving line of credit	1,807	668
Repayments of long-term debt	(484)	(498)
Net change in bank overdrafts	(1,684)	(272)
Proceeds from issuance of common stock	264	42

Net cash (used in) financing activities	(97)	(60)

Net increase (decrease) in cash and cash equivalents	592	(4,223)
Cash and cash equivalents at beginning of period	241	4,735

Cash and cash equivalents at end of period	$833	$512

Supplemental disclosure of cash flow information:
Interest paid	$167	$87
Income taxes paid	$594	$0

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2005 and 2004, balance sheets as of March 31, 2005 and December 31, 2004, and statements of cash flows for the three-month periods ended March 31, 2005 and 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2005 and December 31, 2004 and the consolidated results of operations and of cash flows for the periods ended March 31, 2005 and 2004, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended March 31,
	2005	2004
Weighted average number of shares of Common Stock outstanding	6,350,547	6,296,053
Assuming exercise of stock options reduced by the number of shares which could have been purchased with the proceeds from the exercise of such stock options	117,928	39,981

Weighted average number of shares of Common Stock outstanding, as adjusted	6,468,475	6,336,034

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended March 31,
	2005	2004
Net income, as reported	$2,938	$227
Total stock-based compensation expense determined Under fair-value based method, net of taxes	(44)	(39)

Pro forma net income	$2,894	$188

Earnings per common share:
Basic – as reported	$0.46	$0.04

Basic – pro forma	$0.46	$0.03

Diluted – as reported	$0.45	$0.04

Diluted – pro forma	$0.45	$0.03

Note 4 – Recent Accounting Pronouncements

In November of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after December 31, 2004. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position during the first quarter 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”). This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. SFAS 123-R eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS 123-R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a press release that delays the adoption date of SFAS 123R to January 1, 2006. Therefore, the Company will adopt SFAS 123-R as of January 1, 2006 utilizing similar valuation methodologies that generate the pro-forma disclosures included in this quarterly report.

Note 5 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$5,762	$5,160
Semi-finished and finished steel products	35,583	30,820
Operating materials	2,377	2,338

Total inventory	$43,722	$38,318

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Land and land improvements	$1,014	$1,014
Buildings	6,203	6,203
Machinery and equipment	52,462	52,358
Construction in progress	832	893

	60,511	60,468
Accumulated depreciation	(20,316)	(19,752)

Property, plant and equipment, net	$40,195	$40,716

The ESR building in Bridgeville, PA, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, was not included in the purchase of the Bridgeville facility from AK Steel in 2003. On February 2, 2005, the Company entered into a written agreement with AK Steel to purchase the ESR building and certain other parcels. The Company will continue to operate the equipment in the ESR building under an existing lease, which was extended to March 8, 2006. In the event the purchase of the ESR building is not completed prior to the expiration of the lease, and the lease is not otherwise extended beyond March 8, 2006, the relocation of the ESR equipment would have an adverse material effect on the financial condition of the Company.

The Company incurred a write-off of $342,000 of fixed assets in the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility.

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

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

	For the Three-month period ended March 31,
	2005	2004
Net sales:
Universal Stainless & Alloy Products	$38,425	$18,845
Dunkirk Specialty Steel	13,667	6,745
Intersegment	(9,073)	(4,283)

Consolidated net sales	$43,019	$21,307

Operating income:
Universal Stainless & Alloy Products	$2,679	$401
Dunkirk Specialty Steel	1,863	34
Intersegment	160	—

Total operating income	$4,702	$435

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$107	$54
Dunkirk Specialty Steel	65	34

Total interest expense and other financing costs	$172	$88

Other income
Universal Stainless & Alloy Products	$3	$6
Dunkirk Specialty Steel	57	2

Total other income	$60	$8

	March 31, 2005	December 31, 2004
Total assets:
Universal Stainless & Alloy Products	$91,893	$86,375
Dunkirk Specialty Steel	21,991	18,418
Corporate assets	3,323	3,047

Consolidated total assets	$117,207	$107,840

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2005 and 2004 is as follows (dollars in thousands):

	For the Three-month period ended March 31,
	2005	2004
Net sales
Stainless steel	$33,619	$16,168
Tool steel	6,017	3,166
High-strength low alloy steel	1,122	861
High-temperature alloy steel	1,025	709
Conversion services	1,114	332
Other	122	71

Total net sales	43,019	21,307

Cost of products sold	36,410	19,344
Selling and administrative expenses	1,907	1,528

Operating income	$4,702	$435

Market Segment Information

	For the Three-month period ended March 31,
	2005	2004
Net sales:
Service centers	$18,307	$9,906
Rerollers	12,028	4,070
Forgers	6,263	3,816
Wire redrawers	2,872	1,196
Original equipment manufactures	2,324	1,934
Conversion services	1,114	332
Miscellaneous	111	53

Total net sales	$43,019	$21,307

Tons Shipped	15,230	9,087

Three-month period ended March 31, 2005 as compared to the same period in 2004

The increase in net sales for the three-month period ended March 31, 2005 as compared to the similar period in 2004 reflects increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and base price increases implemented during the past 12 month period. Shipments of aerospace, power generation, petrochemical and tool steel products have increased substantially in comparison to the prior year period due to improved economic conditions and greater demand for higher value-added niche products.

Cost of products sold, as a percentage of net sales, was 84.6% and 90.8% for the three-month periods ended March 31, 2005 and 2004, respectively. The decrease is primarily due to the impact of raw material surcharges and base price increases implemented in the past 12 months, as well as higher production volumes, more than offsetting higher raw material, labor, energy and other manufacturing costs.

Selling and administrative expense was $1.9 million for the current quarter, an increase of $379,000 from the first quarter 2004 amount of $1.5 million. The increase was primarily due to the write-off of an office building at the Dunkirk Specialty Steel facility in the amount of $184,000. Attempts to sell the Dunkirk Building since February 2002 have not been successful. In addition, the Company does not have any prospective buyers for the Dunkirk Building as of March 31, 2005. The change in circumstances caused the Company’s management to reduce the value of the Dunkirk Building at this time.

Interest expense and other financing costs increased from $88,000 for the three-month period ended March 31, 2004 to $172,000 for the three-month period ended March 31, 2005 primarily due to the utilization of the Company’s revolving credit facility to fund working capital requirements occurring during the normal course of business over the past year.

The effective income tax rate utilized in the three-month periods ended March 31, 2005 and 2004 was 36.0% and 36.1%, respectively. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2005.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2005 and 2004 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment:

	For the Three-month period ended March 31,
	2005	2004
Net sales
Stainless steel	$21,777	$10,720
Tool steel	5,907	3,080
High-strength low alloy steel	393	413
High-temperature alloy steel	1,025	549
Conversion services	951	249
Other	117	46

	30,170	15,057
Intersegment	8,255	3,788

Total net sales	38,425	18,845
Material cost of sales	19,826	7,602
Operation cost of sales	14,779	9,811
Selling and administrative expenses	1,141	1,031

Operating income	$2,679	$401

Net sales for the three-month period ended March 31, 2005 for this segment, which consists of the Bridgeville and Titusville facilities, was $38.4 million, or $19.6 million more than the same period a year ago. The 104% net sales increase reflects substantial growth in all customer categories, both in tons shipped and base price increases for the Company’s products.

Operating income for the Universal Stainless & Alloy Products segment increased by $2.3 million from first quarter 2004 to $2.7 million, or 7.0% of net sales. This increase was primarily due to higher sales volume and base price increases, partially offset by the write-off of $342,000 of fixed assets in Bridgeville mainly for flat bar processing equipment resulting from the Company’s decision to move all of its small flat bar production to the Dunkirk facility.

Dunkirk Specialty Steel Segment:

	For the Three-month period ended March 31,
	2005	2004
Net sales
Stainless steel	$11,842	$5,448
Tool steel	110	86
High-strength low alloy steel	729	448
High-temperature alloy steel	—	160
Conversion services	163	83
Other	5	25

	12,849	6,250
Intersegment	818	495

Total net sales	13,667	6,745
Material cost of sales	7,114	3,477
Operation cost of sales	3,924	2,737
Selling and administrative expenses	766	497

Operating income	$1,863	$34

Net sales for the quarter ended March 31, 2005 increased $6.9 million, or 103% from the similar period in 2004 as a result of greater sales across all markets, especially service centers and wire redrawers. The Dunkirk Specialty Steel segment sales also benefited from process improvements at the Titusville and Bridgeville facilities that created greater volumes of reroll billet feedstock shipped during the current quarter.

The Dunkirk Specialty Steel segment generated operating income of $1.9 million, which is 13.6% of net sales in the current quarter compared to a nearly break-even first quarter 2004. The operating income achieved was partially offset by the write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no perspective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in early 2002.

Liquidity and Capital Resources

The Company has financed its operating activities during the three-month period ended March 31, 2005 through cash flows from operations and cash on hand at the beginning of the period, along with additional borrowings. At March 31, 2005, working capital approximated $53.2 million, as compared to $47.9 million at December 31, 2004. The ratio of current assets to current liabilities decreased from 3.6:1 at December 31, 2004 to 3.3:1 at March 31, 2005. The debt to total capitalization ratio is 18.1% at March 31, 2005 and 17.5% at December 31, 2004.

Cash received from sales of $ 39.1 million and $ 18.5 million represents the primary source of cash from operations for the three-month periods ended March 31, 2005 and March 31, 2004 respectively. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended March 31,
	2005	2004
Raw material purchases	$21,220	$11,664
Employment costs	8,014	5,754
Utilities	3,842	3,206
Other	6,837	1,712

Total uses of cash	$39,913	$22,326

Cash used in raw material purchases increased in the 2005 first quarter in comparison to same period in 2004 primarily due to higher quantities of product purchased and significantly higher transaction prices. Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit sharing and other incentive compensation plans. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $200,000 per month due to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes.

The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last two-year period.

	Dec 2003	March 2004	Dec 2004	March 2005
Nickel	$6.43	$6.22	$6.25	$7.34
Chrome	$0.54	$0.70	$0.70	$0.75
Molybdenum	$7.10	$9.98	$32.46	$33.86
Carbon Scrap	$0.09	$0.13	$0.18	$0.11

The Company’s capital expenditures were approximately $584,000 and $174,000 in the first quarters 2005 and 2004, respectively. The capital expenditure level is anticipated to increase throughout the remainder of 2005, although all capital improvements projects are evaluated independently and are based upon current market conditions and managements assessment of plant capacity and efficiency considerations.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2006. This credit agreement also includes a term loan (“PNC Term Loan”) scheduled to mature on June 30, 2006. The credit agreement is collateralized by substantially all of the Company’s assets. As of March 31, 2005, the Company had $5.4 million of its $15.0 million revolving line of credit with PNC Bank available for borrowing.

Interest on borrowings under the PNC Line and the PNC Term Loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. In addition, the Company pays a commitment fee of 0.5% per annum on the unused portion of the PNC Line. As a condition of the PNC Line and the PNC Term Loan, the Company is required to maintain certain levels of net worth, working capital and other financial ratios to limit the amount of capital expenditures it may incur without PNC Bank’s approval and to restrict the payment of dividends. The Company was in compliance with all financial ratios and restrictive covenants at March 31, 2005.

In 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires and retains 30 new employees through the Deferred Loan Agreement maturation date, with more than 50% of those jobs made available to certain Dunkirk City residents. As of March 31, 2005, the Company believes that it will meet the conditions of the Deferred Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

Critical Accounting Policies

Revenue recognition is the most critical accounting policy of the Company. The Company manufactures specialty steel product in accordance with customer purchase orders that contain specific product requirements. Each purchase order provides detailed information regarding the requirements for product acceptance. Executed material certification forms are completed indicating the Company’s compliance with the customer purchase order before the specialty steel products are packaged and shipped to the customer. Revenue is generally recognized at point of shipment because risk of loss and title has transferred. Revenue is also recognized in certain situations in which products available for shipment are held at the Company’s facility beyond the stated shipment date at the customer’s specific request. The impact on revenue was less than 1% in each period presented.

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its inventory. The allowance for doubtful accounts includes the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible. An inventory reserve is provided for material on hand for which management believes cost exceeds fair market value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The Company incurred a write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no perspective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in early 2002. Other than this transaction, the Company has not recognized an impairment write-down on any of its assets held at March 31, 2005.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2005.

2005 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and actual results may vary.

The Company estimates that second quarter 2005 sales will range from $40 to $45 million and that diluted EPS will range from $0.40 to $0.45. This compares with sales of $29.0 million and diluted EPS of $0.25 in the second quarter of 2004. The following factors were considered in developing these estimates:

•	The Company’s total backlog at March 31, 2005 approximated $88 million compared to $72 million at December 31, 2004 reflecting continued strength of the Company’s niche markets – namely aerospace, power generation and petrochemical. However, the increase in backlog is substantially comprised of remelt steel products that will not ship until the 2005 third quarter and beyond due to remelt requirements.

•	Tool steel sales are expected to remain ahead of last year as continued strength in the industrial manufacturing sector is expected to partially offset lower automotive production.

•	The implementation of recent price increases will allow the Company to offset continuing manufacturing cost increases as well as support future capital improvements designed to increase production levels and efficiency.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $14 million as service center demand remains strong and the Company expects to continue to add redrawer and end user customers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of

Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2005, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., (“USAU”) a New York corporation, as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: May 12, 2005	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)