Form 10-Q
period 2005-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2005-08-11
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, there were 6,377,115 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

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

The Company’s actual results will be affected by a wide range of factors including compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on certain critical manufacturing equipment; the ability to acquire the ESR Building or to extend the lease; the Company’s ongoing requirement for continued compliance with environmental laws; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales	$41,863	$29,026	$84,882	$50,333
Cost of products sold	34,197	24,531	70,607	43,875
Selling and administrative expenses	2,385	1,947	4,292	3,475

Operating income	5,281	2,548	9,983	2,983
Interest expense	(200)	(106)	(372)	(194)
Other income	3	3	63	11

Income before taxes	5,084	2,445	9,674	2,800
Income tax provision	1,831	879	3,483	1,007

Net income	$3,253	$1,566	$6,191	$1,793

Earnings per share – Basic	$0.51	$0.25	$0.97	$0.28

Earnings per share – Diluted	$0.50	$0.25	$0.96	$0.28

Weighted average shares of Common Stock outstanding
Basic	6,363,831	6,299,579	6,357,189	6,297,816
Diluted	6,451,326	6,355,148	6,459,901	6,345,591

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,158	$241
Accounts receivable, (less allowance for doubtful accounts of $564 and $557, respectively)	27,669	24,562
Inventory	48,273	38,318
Deferred taxes	1,173	1,436
Other current assets	1,416	1,982

Total current assets	79,689	66,539
Property, plant and equipment, net	41,786	40,716
Other assets	568	585

Total assets	$122,043	$107,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$16,397	$11,666
Outstanding checks in excess of bank balance	452	2,638
Accrued employment costs	2,875	1,830
Current portion of long-term debt	1,053	2,044
Other current liabilities	923	442

Total current liabilities	21,700	18,620
Bank revolver	4,578	8,635
Long-term debt	11,978	3,555
Deferred taxes	10,232	10,093

Total liabilities	48,488	40,903

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,638,488 and 6,601,112 shares issued	7	7
Additional paid-in capital	29,129	28,699
Retained earnings	46,053	39,862
Treasury Stock at cost; 270,057 and 269,900 common shares held	(1,634)	(1,631)

Total stockholders’ equity	73,555	66,937

Total liabilities and stockholders’ equity	$122,043	$107,840

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,191	$1,793
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,532	1,571
Deferred taxes	412	84
Tax benefit from exercise of stock options	115	3
Changes in assets and liabilities:
Accounts receivable, net	(3,107)	(6,858)
Inventory	(9,955)	(8,297)
Trade accounts payable	4,731	4,147
Accrued employment costs	1,045	907
Refundable taxes	(412)	—
Other, net	1,795	1,720

Net cash provided by (used in) operating activities	2,347	(4,930)

Cash flow from investing activities:
Capital expenditures	(2,931)	(1,195)

Net cash used in investing activities	(2,931)	(1,195)

Cash flows from financing activities:
Net borrowings under revolving line of credit	(4,057)	3,167
Proceeds from long-term debt	8,050	—
Repayments of long-term debt	(618)	(983)
Decrease in outstanding checks in excess of bank balance	(2,186)	(508)
Proceeds from the issuance of common stock	312	83

Net cash provided by financing activities	1,501	1,759

Net increase (decrease) in cash and cash equivalents	917	(4,366)
Cash and cash equivalents at beginning of period	241	4,735

Cash and cash equivalents at end of period	$1,158	$369

Supplemental disclosure of cash flow information:
Interest paid	$361	$190
Income taxes paid, net of refunds received	$3,556	$104

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2005 and 2004, balance sheets as of June 30, 2005 and December 31, 2004, and statements of cash flows for the six-month periods ended June 30, 2005 and 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2005 and December 31, 2004 and the consolidated results of operations and of cash flows for the periods ended June 30, 2005 and 2004, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Weighted average number of shares of Common Stock outstanding	6,363,831	6,299,579	6,357,189	6,297,816
Effect of dilutive securities	87,495	55,569	102,712	47,775

Weighted average number of shares of Common Stock outstanding, as adjusted	6,451,326	6,355,148	6,459,901	6,345,591

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation (dollars, except per share amounts, in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,253	$1,566	$6,191	$1,793
Total stock-based compensation expense determined under fair-value based method, net of taxes	(53)	(47)	(97)	(86)

Pro forma net income	$3,200	$1,519	$6,094	$1,707

Earnings per common share:
Basic – as reported	$0.51	$0.25	$0.97	$0.28

Basic – pro forma	$0.50	$0.24	$0.96	$0.27

Diluted – as reported	$0.50	$0.25	$0.96	$0.28

Diluted – pro forma	$0.50	$0.24	$0.94	$0.27

Note 4 – New Accounting Pronouncements

In November of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless of whether they meet the criteria to be deemed “so abnormal.” In addition, the statement requires that allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after December 31, 2004. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position during the first quarter 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”). This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. SFAS 123-R eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS 123-R requires that such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC delayed the required compliance date of SFAS 123R to January 1, 2006. Therefore, the Company will adopt SFAS 123-R as of January 1, 2006 utilizing similar valuation methodologies that generate the pro-forma disclosures included in this quarterly report.

Note 5 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$4,943	$5,160
Semi-finished and finished steel products	41,007	30,820
Operating materials	2,323	2,338

Total inventory	$48,273	$38,318

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Land and land improvements	$1,025	$1,014
Buildings	6,684	6,203
Machinery and equipment	53,374	52,358
Construction in progress	1,775	893

	62,858	60,468
Accumulated depreciation	(21,072)	(19,752)

Property, plant and equipment, net	$41,786	$40,716

The ESR building in Bridgeville, PA, which houses the Company’s four electro-slag remelting furnaces and ancillary equipment, was not included in the Company’s purchase of the Bridgeville facility from AK Steel in 2003. On February 2, 2005, the Company entered into a written agreement with AK Steel to purchase the ESR building and certain other parcels. The Company will continue to operate the equipment in the ESR building under an existing lease, which was extended to March 8, 2006. In the event the purchase of the ESR building is not completed prior to the expiration of the lease, and the lease is not otherwise extended beyond March 8, 2006, the relocation of the ESR equipment would have an adverse material effect on the results of operations and the financial condition of the Company.

In March 2005, the Company incurred a write-off of $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility.

Note 7 – Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
PNC Line	$4,578	$8,635
PNC Term Loan	10,000	2,300
Government debt	3,002	3,255
Capital lease obligations	29	44

	17,609	14,234
Less amounts due within one year	(1,053)	(2,044)

Total long-term debt	$16,556	$12,190

In June 2005, the Company executed the Third Amended and Restated Credit Agreement with PNC Bank that extended the $15.0 million revolving credit facility through June 30, 2009 and replaced the existing term loan, with an outstanding principal balance of $1.9 million, with a new $10.0 million term loan scheduled to mature in June 2011. Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted based upon the Company maintaining certain financial ratios. In addition, the Company has reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided it maintains certain financial ratios. Finally, while the Company will continue to be required to maintain certain financial ratios as a condition of the credit agreement, restrictions regarding the amount of capital expenditures that may be incurred without PNC Bank’s approval has been removed.

Note 8 – Commitments and Contingencies

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit, and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., a New York corporation (“USAU”), as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Note 9 - Business Segments

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales:
Universal Stainless & Alloy Products	$37,157	$25,482	$75,582	$44,327
Dunkirk Specialty Steel	12,372	8,035	26,039	14,780
Intersegment	(7,666)	(4,491)	(16,739)	(8,774)

Consolidated net sales	$41,863	$29,026	$84,882	$50,333

Operating income:
Universal Stainless & Alloy Products	$3,644	$1,897	$6,323	$2,298
Dunkirk Specialty Steel	1,835	651	3,698	685
Intersegment	(198)	—	(38)	—

Total operating income	$5,281	$2,548	$9,983	$2,983

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$125	$72	$233	$126
Dunkirk Specialty Steel	75	34	139	68

Total interest expense and other financing costs	$200	$106	$372	$194

Other income
Universal Stainless & Alloy Products	$2	$3	$5	$9
Dunkirk Specialty Steel	1	—	58	2

Total other income	$3	$3	$63	$11

	June 30, 2005	December 31, 2004
Total assets:
Universal Stainless & Alloy Products	$95,929	$86,375
Dunkirk Specialty Steel	22,452	18,418
Corporate assets	3,662	3,047

	$122,043	$107,840

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2005 and 2004 is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$34,205	$22,889	$67,824	$39,057
Tool steel	4,359	3,743	10,376	6,908
High-strength low alloy steel	1,642	1,064	2,764	1,925
High-temperature alloy steel	711	612	1,736	1,322
Conversion services	850	596	1,964	928
Other	96	122	218	193

Total net sales	41,863	29,026	84,882	50,333
Cost of products sold	34,197	24,531	70,607	43,875
Selling and administrative expenses	2,385	1,947	4,292	3,475

Operating income	$5,281	$2,548	$9,983	$2,983

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales:
Service centers	$17,050	$12,267	$35,357	$22,173
Rerollers	11,250	8,187	23,278	12,257
Forgers	7,907	5,133	14,170	8,949
Original equipment manufacturers	2,597	1,904	4,921	3,838
Wire redrawers	2,113	843	4,985	2,039
Conservation services	851	596	1,965	928
Miscellaneous	95	96	206	149

Total net sales	$41,863	$29,026	$84,882	$50,333

Tons Shipped	13,383	12,131	28,613	21,197

Three- and six-month periods ended June 30, 2005 as compared to the similar periods in 2004

Net sales for the three- and six-month period ended June 30, 2005 increased $12.8 million and $34.5 million, respectively, as compared to the similar periods in 2004. These increases are primarily due to increased shipments within each market segment, as well as the adoption of surcharge mechanisms for additional raw material components and price increases implemented during the past 18-month period. In addition, the 2005 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, and petrochemical products for the three- and six-month periods ended June 30, 2005 have increased substantially in comparison to the same prior year periods.

Cost of products sold, as a percentage of net sales, was 81.7% and 84.5% for the three-month periods ended June 30, 2005 and 2004, respectively, and was 83.2% and 87.2% for the six-month periods ended June 30, 2005 and 2004, respectively. The decreases are primarily due to the impact of raw material surcharges and base price increases implemented in the past 18 months, as well as higher production volumes and an improved mix of products shipped more than offsetting higher raw material, labor, energy and other manufacturing supply costs.

Selling and administrative expenses increased by $438,000 and $817,000 in the three-and six-month periods ended June 30, 2005, respectively, as compared to the similar periods in 2004. These increases are primarily due to higher employment costs resulting from improved business conditions, the receipt of an additional property tax invoice from AK Steel related to the Bridgeville Facility and the write-off of an office building at the Dunkirk Specialty Steel facility. Under a previous lease agreement, the Company was responsible to reimburse AK Steel for a portion of the property taxes assessed against the Bridgeville Facility. In June 2005, the Company received an invoice for prior year property taxes that required the Company to record an additional expense of $174,000. As of March 31, 2005, attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to reduce the value of the Dunkirk office building by $184,000 at that time.

Interest expense and other financing costs increased by $94,000 for the three-month period ended June 30, 2005 as compared to June 30, 2004 and increased $178,000 in the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. The increases were primarily due to an increased use of the revolving line of credit, partially offset by the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month periods ended June 30, 2005 and 2004 was 36.0%. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2005 and 2004 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$23,536	$16,376	$45,313	$27,096
Tool steel	4,247	3,668	10,154	6,747
High-strength low alloy steel	920	399	1,313	812
High-temperature alloy steel	703	525	1,728	1,075
Conversion services	705	475	1,656	724
Other	43	106	160	152

	30,154	21,549	60,324	36,606
Intersegment	7,003	3,933	15,258	7,721

Total net sales	37,157	25,482	75,582	44,327
Material cost of sales	18,454	8,390	38,280	18,924
Operation cost of sales	13,304	13,864	28,083	20,743
Selling and administrative expenses	1,755	1,331	2,896	2,362

Operating income	$3,644	$1,897	$6,323	$2,298

Net sales for the three- and six-month periods ended June 30, 2005 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $11.7 million, or 45.8%, in comparison to the three-month period ended June 30, 2004 and $31.3 million, or 70.5%, in comparison to the similar 2004 six-month period. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and price increases implemented during the past 18-month period. In addition, the 2005 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, and petrochemical products for the three- and six-month periods ended June 30, 2005 have increased substantially in comparison to the same prior year periods.

Operating income for the Universal Stainless & Alloy Products segment increased by $1.7 million for the three-month period ended June 30, 2005 as compared to June 30, 2004 and increased by $4.0 million for the six-month period ended June 30, 2005. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$10,669	$6,513	$22,511	$11,961
Tool steel	112	75	222	161
High-strength low alloy steel	722	665	1,451	1,113
High-temperature alloy steel	8	87	8	247
Conversion services	145	121	308	204
Other	53	16	58	41

	11,709	7,477	24,558	13,727
Intersegment	663	558	1,481	1,053

Total net sales	12,372	8,035	26,039	14,780
Material cost of sales	6,442	3,902	13,556	7,379
Operation cost of sales	3,465	2,866	7,389	5,603
Selling and administrative expenses	630	616	1,396	1,113

Operating income	$1,835	$651	$3,698	$685

Net sales for the three- and six-month periods ended June 30, 2005 for this segment increased by $4.3 million, or 54.0%, in comparison to the three-month period ended June 30, 2004 and $11.3 million, or 76.2%, in comparison to the similar 2004 six-month period. These increases are primarily due to increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and price increases implemented during the past 18-month period. In addition, the 2005 financial results have benefited from greater demand of higher value-added niche products due to improved economic conditions. Shipments of aerospace, power generation, and petrochemical products for the three- and six-month periods ended June 30, 2005 have increased substantially in comparison to the same prior year periods.

Operating income increased by $1.2 million for the three-month period ended June 30, 2005 as compared to June 30, 2004 and increased by $3.0 million for the six-month period ended June 30, 2005. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utility and other manufacturing supply costs.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At June 30, 2005, working capital approximated $58.0 million, as compared to $47.9 million at December 31, 2004. The ratio of current assets to current liabilities increased from 3.6:1 at December 31, 2004 to 3.7:1 at June 30, 2005. The debt to capitalization ratio was 19.3% at June 30, 2005 and 17.5% at December 31, 2004.

Cash received from sales of $42.9 million and $82.0 million for the three- and six-month periods ended June 30, 2005 and of $25.0 million and $43.5 million for the three- and six-month periods ended June 30, 2004 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2005	2004	2005	2004
Raw material purchases	$21,817	$12,583	$43,037	$24,247
Employment costs	7,005	6,184	15,019	11,938
Utilities	3,830	2,924	7,672	6,130
Other	7,079	4,412	13,916	6,124

Total uses of cash	$39,731	$26,103	$79,644	$48,439

Cash used in raw material purchases increased in 2005 in comparison to 2004 primarily due to higher quantities of product purchased and significantly higher transaction prices. Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit sharing and other incentive compensation plans. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $200,000 per month due to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes.

The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last two-year period.

	Dec 2003	June 2004	Dec 2004	June 2005
Nickel	$6.43	$6.14	$6.25	$7.33
Chrome	$0.54	$0.73	$0.70	$0.73
Molybdenum	$7.10	$15.71	$32.46	$37.47
Carbon Scrap	$0.09	$0.11	$0.18	$0.07

The market values for these raw materials and others continue to fluctuate based on supply and demand as well as other factors. The Company maintains sales price surcharge mechanisms for raw material costs to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material costs.

The Company had capital expenditures for the six-month period ended June 30, 2005 of $2.9 million. These funds have been primarily used to purchase additional equipment in response to increased demand, including the initial partial payment for a Vacuum-Arc Remelt furnace to be installed at the Company’s Bridgeville Facility.

In June 2005, the Company executed the Third Amended and Restated Credit Agreement with PNC Bank that extended the $15.0 million revolving credit facility through June 30, 2009 and replaced the existing term loan, with a current outstanding principal balance of $1.9 million, with a new $10.0 million term loan scheduled to mature in June 2011. At June 30, 2005, the Company had $10.4 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of June 30, 2005.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

In 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires and retains 30 new employees through the Deferred Loan Agreement maturation date, with more than 50% of those jobs made available to certain Dunkirk City residents. As of June 30, 2005, the Company believes that it will meet the conditions of the Deferred Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

The Company anticipates that it will fund its 2005 working capital requirements and its capital expenditures primarily from funds generated from operations and borrowings. Financing the Company’s long-term liquidity requirements, including capital expenditures, are expected from a combination of internally generated funds, borrowings and other sources of external financing if needed.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The Company incurred a write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no perspective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in early 2002. Other than this transaction, the Company has not recognized an impairment write-down on any of its assets held at June 30, 2005.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2005.

2005 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and actual results may vary.

The Company estimates that third quarter 2005 sales will range from $40 million to $45 million and that diluted EPS will range from $0.45 to $0.50. This compares with sales of $33.3 million and diluted EPS of $0.43 in the third quarter of 2004. The following factors were considered in developing these estimates:

•	The Company’s total backlog at June 30, 2005 approximated $105 million compared to $88 million at March 31, 2005 reflecting strong aerospace, power generation and petrochemical markets. A portion of the backlog is for shipments scheduled in 2006 and 2007, as customers take into account future needs and current remelt capacity constraints industry-wide.

•	Tool steel sales are expected to remain at 2005 second quarter levels for the balance of the year as continued strength in the industrial manufacturing sector is offset by lower automotive requirements.
•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $13 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended June 30, 2005, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., a New York corporation (“USAU”), as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in discovery and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 18, 2005, for the purpose of electing a board of directors and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”
D. Dunn	6,060,546	3,390
G. Keane	6,061,246	2,690
C. McAninch	6,061,346	2,590
U. Toledano	6,047,116	16,820

The appointment of Schneider Downs & Co., Inc. as independent accountants was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
6,061,633	550	1,753

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits
10.1	Third Amended and Restated Credit Agreement, dated as of June 24, 2005, between the Company and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: August 11, 2005	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2005	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)