Form 10-Q
period 2005-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2005-11-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 31, 2005, there were 6,392,131 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

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

The Company’s actual results will be affected by a wide range of factors including compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; the Company’s ongoing requirement for continued compliance with environmental laws; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales	$43,097	$33,297	$127,979	$83,630
Cost of products sold	35,692	27,701	106,299	71,576
Selling and administrative expenses	2,043	1,873	6,335	5,348

Operating income	5,362	3,723	15,345	6,706
Interest expense	(223)	(108)	(595)	(302)
Other income	—	566	63	577

Income before taxes	5,139	4,181	14,813	6,981
Income tax provision	1,850	1,436	5,333	2,443

Net income	$3,289	$2,745	$9,480	$4,538

Earnings per share – Basic	$0.52	$0.44	$1.49	$0.72

Earnings per share – Diluted	$0.51	$0.43	$1.47	$0.71

Weighted average shares of Common Stock outstanding
Basic	6,383,464	6,305,456	6,365,947	6,300,229
Diluted	6,490,056	6,400,188	6,469,953	6,363,656

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,520	$241
Accounts receivable, (less allowance for doubtful accounts of $477 and $557, respectively)	29,092	24,562
Inventory	51,207	38,318
Deferred taxes	1,406	1,436
Other current assets	968	1,982

Total current assets	84,193	66,539
Property, plant and equipment, net	42,960	40,716
Other assets	618	585

Total assets	$127,771	$107,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$11,634	$11,666
Outstanding checks in excess of bank balance	2,886	2,638
Accrued employment costs	3,296	1,830
Current portion of long-term debt	1,055	2,044
Other current liabilities	1,411	442

Total current liabilities	20,282	18,620
Bank revolver	8,438	8,635
Long-term debt	11,839	3,555
Deferred taxes	10,068	10,093

Total liabilities	50,627	40,903

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,662,188 and 6,601,112 shares issued	7	7
Additional paid-in capital	29,429	28,699
Retained earnings	49,342	39,862
Treasury Stock at cost; 270,057 and 269,900 common shares held	(1,634)	(1,631)

Total stockholders’ equity	77,144	66,937

Total liabilities and stockholders’ equity	$127,771	$107,840

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,480	$4,538
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	2,301	2,336
Loss on retirement of fixed assets	705	—
Deferred income taxes	193	480
Tax benefit from exercise of stock options	173	8
Changes in assets and liabilities:
Accounts receivable, net	(4,530)	(9,939)
Inventory	(12,889)	(11,527)
Trade accounts payable	(32)	4,995
Accrued employment costs	1,466	1,985
Refundable taxes	121	1,405
Other, net	1,672	553

Net cash used in operating activities	(1,340)	(5,166)

Cash flow from investing activities:
Capital expenditures	(5,233)	(2,377)

Net cash used in investing activities	(5,233)	(2,377)

Cash flows from financing activities:
Deferred financing costs	(48)	—
Net increase (decrease) in revolving line of credit	(197)	4,597
Proceeds from long-term debt	8,050	—
Repayments of long-term debt	(755)	(1,462)
Increase in outstanding checks	248	126
Proceeds from issuance of common stock	554	96

Net cash provided by financing activities	7,852	3,357

Net increase (decrease) in cash and cash equivalents	1,279	(4,186)
Cash and cash equivalents at beginning of period	241	4,735

Cash and cash equivalents at end of period	$1,520	$549

Supplemental disclosure of cash flow information:
Interest paid	$502	$291
Income taxes paid, net of (refunds) received	$4,841	$(87)

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004, balance sheets as of September 30, 2005 and December 31, 2004, and statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2005 and December 31, 2004 and the consolidated results of operations and of cash flows for the periods ended September 30, 2005 and 2004, and are not necessarily indicative of the results to be expected for the full year.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Weighted average number of shares of Common Stock outstanding	6,383,464	6,305,456	6,365,947	6,300,229
Effect of dilutive securities	106,592	94,732	104,006	63,427

Weighted average number of shares of Common Stock outstanding, as adjusted	6,490,056	6,400,188	6,469,953	6,363,656

Note 3 – Stock-Based Compensation Plans

The following table illustrates the effect on net income and earnings per share between the Company’s use of the intrinsic value method and the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation:

(dollars in thousands, except per common share amounts)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net income, as reported	$3,289	$2,745	$9,480	$4,538
Total stock-based compensation expense determined under fair-value based method, net of taxes	(50)	(45)	(147)	(131)

Pro forma net income	$3,239	$2,700	$9,333	$4,407

Earnings per common share:
Basic – as reported	$0.52	$0.44	$1.49	$0.72

Basic – pro forma	$0.51	$0.43	$1.47	$0.70

Diluted – as reported	$0.51	$0.43	$1.47	$0.71

Diluted – pro forma	$0.50	$0.42	$1.44	$0.69

Note 4 – New Accounting Pronouncements

In November of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless of whether they meet the criteria to be deemed “so abnormal.” In addition, the statement requires that allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after December 31, 2004. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position during the first nine months of 2005.

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

Note 5 - Inventory

The major classes of inventory are as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004
Raw materials and supplies	$5,981	$5,160
Semi-finished and finished steel products	42,975	30,820
Operating materials	2,251	2,338

Total inventory	$51,207	$38,318

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	September 30, 2005	December 31, 2004
Land and land improvements	$997	$1,014
Buildings	7,084	6,203
Machinery and equipment	53,674	52,358
Construction in progress	2,721	893

	64,476	60,468
Accumulated depreciation	(21,516)	(19,752)

Property, plant and equipment, net	$42,960	$40,716

On December 15, 2004, the Company entered into a written agreement with AK Steel to purchase the ESR building, which houses the Company’s four electro-slag remelting (ESR) furnaces and ancillary equipment, and certain other parcels located in Bridgeville, PA. On October 18, 2005 the Company completed the transaction for $250,000 and agreed to take responsibility for any remediation required as a result of the condition of the property at or after the closing. The Company has not incurred any such remediation costs to date and does not anticipate that any such future remediation costs will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

In March 2005, the Company incurred a write-off of $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility. In September 2005, the Company wrote off $259,000 of Bridgeville production-related fixed assets and $104,000 of corporate software costs that were retired or being replaced.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	September 30, 2005	December 31, 2004
PNC Line	$8,438	$8,635
PNC Term Loan	10,000	2,300
Government debt	2,873	3,255
Capital lease obligations	21	44

	21,332	14,234
Less amounts due within one year	(1,055)	(2,044)

Total long-term debt	$20,277	$12,190

In June 2005, the Company executed the Third Amended and Restated Credit Agreement with PNC Bank that extended the $15.0 million revolving credit facility through June 30, 2009 and replaced the existing term loan having an outstanding principal balance of $1.9 million, with a new $10.0 million term loan scheduled to mature in June 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2006. Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. In addition, the Company has reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided it maintains certain financial ratios. Finally, while the Company will continue to be required to maintain certain financial ratios as a condition of the credit agreement, restrictions regarding the amount of capital expenditures that may be incurred without PNC Bank’s approval has been removed.

Note 8 – Commitments and Contingencies

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit, and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., a New York corporation (“USAU”), as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Note 9 - Business Segments

The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire products. The segment data are as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales:
Universal Stainless & Alloy Products	$39,972	$31,199	$115,554	$75,526
Dunkirk Specialty Steel	13,990	9,484	40,029	24,264
Intersegment	(10,865)	(7,386)	(27,604)	(16,160)

Consolidated net sales	$43,097	$33,297	$127,979	$83,630

Operating income:
Universal Stainless & Alloy Products	$4,017	$2,900	$10,340	$5,198
Dunkirk Specialty Steel	1,757	1,163	5,455	1,848
Intersegment	(412)	(340)	(450)	(340)

Total operating income	$5,362	$3,723	$15,345	$6,706

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$175	$72	$408	$198
Dunkirk Specialty Steel	48	36	187	104

Total interest expense and other financing costs	$223	$108	$595	$302

Other income
Universal Stainless & Alloy Products	$—	$1	$5	$10
Dunkirk Specialty Steel	—	565	58	567

Total other income	$—	$566	$63	$577

(dollars in thousands)	September 30, 2005	December 31, 2004
Total assets:
Universal Stainless & Alloy Products	$99,044	$86,375
Dunkirk Specialty Steel	25,456	18,418
Corporate assets	3,271	3,047

	$127,771	$107,840

Dunkirk Specialty Steel’s other income for the three- and nine-month period ended September 30, 2004 included $565,000, net of expenses, related to the delayed receipt of remaining 2003 import duties awarded the Company under the Continued Dumping and Subsidy Act of 2000 (CDSOA).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2005 and 2004 is as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$35,573	$26,529	$103,397	$65,586
Tool steel	4,805	4,277	15,181	11,185
High-strength low alloy steel	1,506	1,160	4,270	3,085
High-temperature alloy steel	587	473	2,323	1,795
Conversion services	569	707	2,533	1,635
Other	57	151	275	344

Total net sales	43,097	33,297	127,979	83,630
Cost of products sold	35,692	27,701	106,299	71,576
Selling and administrative expenses	2,043	1,873	6,335	5,348

Operating income	$5,362	$3,723	$15,345	$6,706

Tons Shipped	11,952	13,470	40,565	34,688

Market Segment Information

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales:
Service centers	$18,039	$13,443$	53,396	$35,616
Rerollers	9,762	9,208	33,040	21,465
Forgers	8,572	6,232	22,742	15,181
Original equipment manufacturers	3,149	2,263	8,070	6,101
Wire redrawers	2,949	1,307	7,934	3,346
Conversion services	568	707	2,533	1,635
Miscellaneous	58	137	264	286

Total net sales	$43,097	$33,297	$127,979	$83,630

Three- and nine-month periods ended September 30, 2005 as compared to the similar periods in 2004

Net sales for the three- and nine-month periods ended September 30, 2005 increased $9.8 million, or 29%, and $44.3 million, or 53%, respectively, as compared to the similar periods in 2004. These increases are primarily due to increased shipments of higher value-added niche products, primarily for the aerospace, power generation and petrochemical markets, as well as the adoption of surcharge mechanisms for additional raw material components and price increases implemented during the past 21-month period.

Cost of products sold, as a percentage of net sales, was 82.8% and 83.2% for the three-month periods ended September 30, 2005 and 2004, respectively, and was 83.1% and 85.6% for the nine-month periods ended September 30, 2005 and 2004, respectively. The decreases are primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material surcharges and base price increases, implemented over the past 21 months, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Selling and administrative expenses increased by $170,000 in the three-month period ended September 30, 2005, as compared to the same period in 2004. The net increase is primarily due to higher employment costs and the write-off of $104,000 in software development costs, which were partially offset by a reduction in the bad debt provision. During the three-month period ended September 30, 2004, the Company increased its bad debt reserve by $176,000 as a result of a customer filing for Chapter 11 bankruptcy protection. Selling and administrative expenses increased by $987,000 in the nine months ended September 30, 2005 compared to the same nine months in 2004. The net increase is primarily due to higher employment costs, the write-off of software development costs, higher property taxes, and a write-off of a building held for sale, which were partially offset by a reduction in the bad debt provision. Under a previous lease agreement, the Company was responsible to reimburse AK Steel for a portion of the property taxes assessed against the Bridgeville Facility. In June 2005, the Company received an invoice for prior year property taxes that required the Company to record an additional expense of $174,000. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write-off the $184,000 carrying value of the Dunkirk office building during the first quarter 2005.

Interest expense and other financing costs increased by $115,000 for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004 and increased $293,000 in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. The increases were primarily due to a $6.4 million increase in the average balance of the revolving line of credit over the two nine-month periods, coupled with increasing the term loan by $8.1 million in June 2005.

Other income was higher in the third quarter and nine months of 2004 as a result of the Company receiving $565,000, net of expenses, related to 2003 import duties awarded under the CDSOA. These funds were withheld at the end of 2003 pending the outcome of a lawsuit that was completed in July 2004 challenging the distribution method of the import duties.

The effective income tax rates utilized in the nine-month periods ended September 30, 2005 and 2004 were 36.0% and 35.0%, respectively. The effective income tax rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels. The increased rate of 1% had the effect of reducing net income by $148,000 for the nine-month period ended September 30, 2005, compared to a 35% rate in the prior year.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2005 and 2004 is as follows:

Universal Stainless & Alloy Products Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$23,551	$18,373	$68,864	$45,469
Tool steel	4,569	4,155	14,723	10,902
High-strength low alloy steel	574	575	1,887	1,387
High-temperature alloy steel	507	451	2,235	1,526
Conversion services	466	632	2,122	1,356
Other	57	146	217	298

	29,724	24,332	90,048	60,938
Intersegment	10,248	6,867	25,506	14,588

Total net sales	39,972	31,199	115,554	75,526
Material cost of sales	20,876	14,999	59,156	33,923
Operation cost of sales	13,651	11,990	41,734	32,733
Selling and administrative expenses	1,428	1,310	4,324	3,672

Operating income	$4,017	$2,900	$10,340	$5,198

Net sales for the three- and nine-month periods ended September 30, 2005 for this segment, consisting of the Bridgeville and Titusville facilities, increased by $8.8 million, or 28.1%, in comparison to the three-month period ended September 30, 2004 and $40.0 million, or 53.0%, in comparison to the similar 2004 nine-month period. These increases, primarily through the adoption of raw material surcharge mechanisms, offset increased material cost of sales of $5.9 million and $25.2 million for the three- and nine-month periods ended September 30, 2005 in comparison to the similar 2004 periods. The remaining increase is primarily due to increased shipments of higher value-added niche products and several price increases implemented during the past 21-month period.

Operating income for the Universal Stainless & Alloy Products segment increased by $1.1 million for the three-month period ended September 30, 2005 as compared to the comparable period ended September 30, 2004 and increased by $5.1 million for the nine-month period ended September 30, 2005 as compared to the comparable period ended September 30, 2004. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utilities and other manufacturing supply costs.

Dunkirk Specialty Steel Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Net sales:
Stainless steel	$12,022	$8,156	$34,533	$20,117
Tool steel	236	122	458	283
High-strength low alloy steel	932	585	2,383	1,698
High-temperature alloy steel	80	22	88	269
Conversion services	103	75	411	279
Other	—	5	58	46

	13,373	8,965	37,931	22,692
Intersegment	617	519	2,098	1,572

Total net sales	13,990	9,484	40,029	24,264
Material cost of sales	8,190	4,716	21,746	12,095
Operation cost of sales	3,428	3,042	10,817	8,645
Selling and administrative expenses	615	563	2,011	1,676

Operating income	$1,757	$1,163	$5,455	$1,848

Net sales for the three- and nine-month periods ended September 30, 2005 for this segment increased by $4.5 million, or 47.5%, in comparison to the three-month period ended September 30, 2004 and $15.8 million, or 65.0%, in comparison to the similar 2004 nine-month period. These increases, primarily through the adoption of raw material surcharge mechanisms, offset increased material cost of sales of $3.5 million and $9.7 million for the three- and nine-month periods ended September 30, 2005 in comparison to the similar 2004 periods. The remaining increase is primarily due to increased shipments of higher value-added niche products and several price increases implemented during the past 21-month period.

Operating income increased by $0.6 million for the three-month period ended September 30, 2005 as compared to September 30, 2004 and increased by $3.6 million for the nine-month period ended September 30, 2005. The increases are primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utilities and other manufacturing supply costs.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At September 30, 2005, working capital approximated $63.9 million, as compared to $47.9 million at December 31, 2004. Inventory represents $12.9 million of the increase due to higher raw material costs and as a result of the Company’s strategy to shift the product mix from semi-finished to finished product, which requires a longer production cycle. Accounts receivable represents $4.5 million of the increase, which relates to the growth in net sales. The ratio of current assets to current liabilities increased from 3.6:1 at December 31, 2004 to 4.2:1 at September 30, 2005. The debt to total capitalization ratio was 21.7% at September 30, 2005 and 17.5% at December 31, 2004.

Cash received from sales of $41.9 million and $123.9 million for the three- and nine-month periods ended September 30, 2005 and of $30.1 million and $73.6 million for the three- and nine-month periods ended September 30, 2004 represent the primary source of cash from operations. The primary uses of cash follow:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2005	2004	2005	2004
Raw material purchases	$20,343	$16,037	$63,380	$40,284
Employment costs	7,866	6,056	22,885	17,994
Utilities	3,837	2,874	11,508	9,004

Other	13,567	5,364	27,484	11,488

Total uses of cash	$45,613	$30,331	$125,257	$78,770

Cash used in raw material purchases increased in 2005 in comparison to 2004 primarily due to higher quantities of product purchased and significantly higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last two-year period.

	Dec. 2003	Sept. 2004	Dec. 2004	Sept. 2005
Nickel	$6.43	$6.02	$6.25	$6.45
Chrome	$0.54	$0.68	$0.70	$0.59
Molybdenum	$7.10	$18.14	$32.46	$33.72
Carbon Scrap	$0.09	$0.17	$0.18	$0.12

The market values for these raw materials continue to fluctuate based on supply and demand, market disruptions, and other factors. In response, over the past 21 months, the Company implemented several price increases, and sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material and energy costs, but current market conditions allow the specialty metals industry to pass-on these costs, as products are shipped.

Increased employment costs are primarily due to higher production volumes, increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes.

In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $200,000 per month due to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations.

Natural gas charges have increased by $874,000 in the nine-month comparison and are expected to further increase in the fourth quarter 2005 due to dramatic market rate increases. From September 2004 to September 2005, the settlement price per million btu’s for natural gas has increased from $5.08 to $10.85. Subsequently, the October and November 2005 settlement prices have further escalated to $13.91 and $13.83, respectively. Effective October 1, 2005, the Company adopted a natural gas surcharge on shipments, necessitated by the unprecedented rise in natural gas prices.

The Company had capital expenditures for the nine-month period ended September 30, 2005 of $5.2 million, compared with $2.4 million the same period in 2004. Of the 2005 expenditures, $3.2 million was used to purchase additional equipment in response to increased demand, including partial payment for a Vacuum-Arc Remelt (VAR) furnace being installed at the Bridgeville Facility, and the remainder was primarily for replacements of older fixed assets.

In June 2005, the Company executed the Third Amended and Restated Credit Agreement with PNC Bank that extended the $15.0 million revolving credit facility through June 30, 2009 and replaced the existing term loan, with a current outstanding principal balance of $1.9 million, with a new $10.0 million term loan scheduled to mature in June 2011. At September 30, 2005, the Company had $6.6 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of September 30, 2005.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

In 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires and retains 30 new employees through the Deferred Loan Agreement maturation date, with more than 50% of those jobs made available to certain Dunkirk City residents. As of September 30, 2005, the Company believes that it will meet the conditions of the Deferred Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

The Company anticipates that it will fund its 2005 working capital requirements and its capital expenditures primarily from funds generated from operations and borrowings. Financing the Company’s long-term liquidity requirements, including capital expenditures, are expected from a combination of internally generated funds, borrowings, stock issuance or other sources of external financing if needed.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The Company incurred a write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no perspective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in early 2002. Other than this transaction, the Company has not recognized an impairment write-down on any of its assets held at September 30, 2005.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2005.

2005 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that fourth quarter 2005 sales will range from $33 million to $38 million and that diluted Earnings Per Share (EPS) will range from $0.37 to $0.42. This compares with sales of $37.0 million and diluted EPS of $0.40 in the fourth quarter of 2004, which included other income of $0.05 per diluted share from 2004 import duties and a bad debt charge equivalent to $0.03 per diluted share. The fourth quarter EPS estimate does not include any income from import duties that may be received by the Company in the fourth quarter related to the CDSOA.

The following factors were considered in developing these estimates:

•	The Company’s total backlog at September 30, 2005 approximated $106 million compared to $105 million at June 30, 2005, reflecting continued strong aerospace, power generation, petrochemical and tool steel markets. The Company noted that this continued high backlog level is mainly comprised of ESR and VAR products scheduled for shipment beyond 2005, as customers take into account future needs and current remelt capacity constraints industry-wide.

•	The Company expects that shipments to its reroller customers in the 2005 fourth quarter will continue to decline, as anticipated, due to the Company’s expanded focus on supplying value-added products.

•	The Company expects fourth quarter 2005 sales of special shape products to be slightly lower than normal due to a three-week hourly employee work stoppage at its Titusville, PA facility. Salaried employees restored partial operation of the facility, including the five VAR furnaces located there. The parties reached a new five-year collective bargaining agreement and full production resumed on October 24, 2005. The new contract maintains the flexible work rule terms and profit sharing incentives contained in the prior agreement. The interrupted operation of the VAR furnaces is not expected to have a material effect on 2005 fourth quarter results.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $13 to $14 million. Additional sales are dependent upon the level of inventory management initiatives implemented by the service center industry near the end of the year.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies, Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with United States Aviation Underwriters, Inc., a New York corporation (“USAU”), as managers and on behalf of United States Aircraft Insurance Group (“USAIG”), the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: November 9, 2005	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)