Form 10-K
period 2005-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2006-03-30
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25032

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	25-1724540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 MAYER STREET, BRIDGEVILLE, PA 15017	(412) 257-7600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: [None]

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price of $12.18 per share on that date, was $14,162,746. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2006, there were 6,417,689 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 17, 2006.

FINANCIAL REVIEW

PART I

ITEM 1. BUSINESS

GENERAL

Universal Stainless & Alloy Products, Inc. and its wholly-owned subsidiaries (the “Company”), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, heat treating, hot and cold rolling, machining and cold drawing of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. The Company’s customers further process its products for use in a variety of industries, including the aerospace, power generation, petrochemical and heavy equipment manufacturing industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

The Company comprises three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products. Dunkirk Specialty Steel represents the second reportable segment.

The Company’s products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. At its Bridgeville facility, the Company produces specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring vacuum-arc remelting (“VAR”) may be transported to the Titusville facility to complete that process and then be transported back to the Bridgeville facility for further processing. The semi-finished long products are primarily used by the Company’s Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce fine-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by original equipment manufacturers and by service center customers for distribution to a variety of end users. The Company also produces customized shapes primarily for original equipment manufacturers that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department (“PRP”), located at its Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. Annual domestic consumption of specialty steels approximated 2.9 million tons in 2004 according to the Specialty Steel Industry of North America (“SSINA”). Of this amount, approximately 2.2 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products that the Company does not produce. According to SSINA data through September 30, 2005, consumption in 2005 is consistent with the 2004 levels.

The Company primarily manufactures its products within the following product lines and, generally, in response to customer orders:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it the unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat. Stainless steel is used, among other applications, in the automotive, aerospace and power generation industries, as well as in the manufacture of food handling, health and medical, chemical processing and pollution control equipment. The increased number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

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

High-Strength Low Alloy Steel. High-strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy element of nickel, chrome and molybdenum in such steels typically exceeds the alloy element of carbon steels but not that of high-temperature alloy steel. High-strength low alloy steels are manufactured for use generally in the aerospace industry.

Net sales by principal product line were as follows:

For the years ended December 31,	2005	2004	2003
(dollars in thousands)
Stainless steel	$135,588	$94,530	$52,546
Tool steel	20,737	17,075	9,673
High-strength low alloy steel	6,606	3,682	2,869
High-temperature alloy steel	3,694	2,468	2,482
Conversion service	3,030	2,386	1,079
Other	367	501	340

Total net sales	$170,022	$120,642	$68,989

RAW MATERIALS

The Company’s Bridgeville facility depends on the delivery of key raw materials for its day-to-day operations. These key raw materials are ferrous and non-ferrous scrap metal and alloys, primarily consisting of nickel, ferrochrome, molybdenum and silicon. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and dealers. Alloys are generally purchased from domestic agents and originate in Australia, Canada, China, Russia and South Africa. Political disruptions in countries such as these could cause supply interruptions and affect the availability and price of the raw materials purchased by the Company.

The Bridgeville facility supplies semi-finished specialty steel products as starting materials to the Company’s Titusville and Dunkirk facilities. Semi-finished specialty steel starting materials, not capable of being produced by the Company at a competitive cost, are purchased from other suppliers. The Company generally purchases these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material will continue to be available.

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2005 and 2004 due to significant increases in transaction prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers. The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations.

ENERGY AGREEMENTS

The production of specialty steel requires the ready availability of substantial amounts of electricity and natural gas for which the Company negotiates competitive agreements for the supply of energy and natural gas. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the potential of curtailments exists as a result of decreased supplies during periods of increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs. In 2005, the Company implemented a sales price surcharge mechanism on its products to help offset the impact of natural gas price fluctuations.

CUSTOMERS

The Company’s customer base increased from 452 at December 31, 2004 to 501 customers at December 31, 2005. The Company’s five largest customers in the aggregate accounted for approximately 43% of net sales for the year ended December 31, 2005, compared with approximately 48% for the previous year. Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”), and its affiliates accounted for 17% and 23% of the Company’s net sales for the year ended December 31, 2005 and 2004, respectively. The accounts receivable balances from this customer comprised approximately 8% of total accounts receivable at December 31, 2005, compared with approximately 13% at year-end 2004. No other customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2005 and 2004.

The Company maintains a supply contract agreement with Talley Metals that continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

BACKLOG

The Company primarily manufactures products to meet specific customer orders. The Company’s backlog of orders on hand as of December 31, 2005, was approximately $116 million as compared to approximately $72 million at the same time in 2004. The increase in the backlog is primarily due to improving economic conditions impacting the product demand of the Company’s customer base and base price increases implemented during 2005. At this time, the Company’s lead times to fulfill its current order backlog have been extended and will remain extended for certain products requiring production at units operating at full capacity. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders is currently, and is expected to remain, important in the specialty steel market.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximates one million tons. The Company restricts its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that eight domestic companies that manufacture one or more similar specialty steel products are significant competitors. There are many smaller producing companies and material converters in the United States who are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2004 and 2003 was 41% and 37%, respectively, for stainless bar and 65% and 56%, respectively, for stainless rod. Import penetration continued at these levels during the first nine months of 2005, with stainless rod at 63% and stainless bar increasing to 52% import penetration.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. The assets purchased for the operations of Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. The Company has joined other domestic producers in the filing of trade actions against foreign producers.

In 2003 and in accordance with the CDSOA, the Company filed claims to receive its appropriate share of the import duties collected and was notified that it was awarded $604,000, of which $10,000 was received in 2003. The remaining payment was not received until 2004, when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in connection with a lawsuit challenging the distribution method of the import duties. In 2004, the Company received $507,000, net of expenses incurred, as part of its 2004 award. In January 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004. In December 2005, the Company received a net payment of $358,000 as its 2005 award.

The Company expects to benefit from the CDSOA until its scheduled expiration on September 30, 2007. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers

The Company also faces competition from producers of certain materials, particularly aluminum, composites and plastics. Any competitive factors that adversely affect the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s specialty steel products. See the information under the heading “Competition” in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steelworkers of America (the “USWA”) represented employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2005, the Company had 285 employees at its Bridgeville facility, 51 employees at its Titusville facility and 146 employees at its Dunkirk facility, of whom 229, 44 and 122 were USWA members, respectively.

Collective Bargaining Agreements

The Company recognizes the USWA as the exclusive representative for the Company’s hourly employees with respect to the terms and conditions of their employment. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Bridgeville	December 2002	August 2008
Titusville	October 2005	September 2010
Dunkirk	February 2002	October 2007

The Company believes a critical component of its collective bargaining agreements is the inclusion of a profit sharing plan. Under the plans, the hourly employees are entitled to receive 8.5% of their respective facilities’ annual pretax profits in excess of $1.0 million at Bridgeville and Dunkirk, and in excess of $500,000 at Titusville.

Employee Benefit Plans

The Company provides group life and health insurance plans for its hourly and salary employees. The Company also maintains separate 401(k) retirement plans for its hourly and salary employees. Pursuant to each plan, participants may elect to make pre-tax and after-tax contributions to the plan, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company is required to make periodic contributions to the plans based on service, except as described below.

The Company also participates in the Steelworkers Pension Trust (“Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the 401(k) retirement plan even though the Company contributions ceased. The Company also makes a monthly contribution to the 401(k) retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution will be dependent upon each salaried employee’s contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2005, the Company had issued 81,676 shares of Common Stock since the plan’s inception.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USWA agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers’ compensation insurance premiums obtained due to reductions in the state experience modifier issued to the Company.

On February 28, 2006, the U.S. Department of Labor Occupational Safety and Health Organization (“OSHA”) promulgated a revised workplace occupational exposure limit standard for hexavalent chromium. Companies that produce or work with stainless steel may be required to construct and install engineering controls necessary to meet the new exposure limits. The Company is currently evaluating its ability to comply with the revised standard. There can be no assurance that the Company, or its customers, operate in compliance with the revised standard and may be obligated to install engineering controls necessary to meet the new exposure limits or that the Company, or its customers, would have the financial resources to do so.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations (“Environmental Laws”), including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances. The Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. The Company is subject periodically to environmental compliance reviews by various regulatory offices. The Company may be liable for the remediation of contamination associated with generation, handling and disposal activities. Environmental costs could be incurred which may be significant, related to environmental compliance at any time or from time to time in the future.

Bridgeville Facility

The Company operates its production and processing equipment on real property, previously owned and used by Armco Inc. (“Armco”), which merged with and into AK Steel Corporation (“AKS”). The Company has not incurred to date and does not anticipate incurring any significant remediation costs from environmental conditions at the Bridgeville facility. In October 2005, the Company purchased an additional eight acres housing its electro-slag remelting (“ESR”) furnace facilities and other buildings. The Company has agreed to indemnify AKS for any remediation required due to the environmental conditions existing at the site. The Company believes, based on its pre-acquisition due diligence, that conditions existing on the purchased property will not require any remediation. In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues at the Bridgeville facility. The Company is cooperating with the EPA to resolve these issues. There can be no assurance that there are no environmental liabilities that the Company may be obligated to remediate or that the Company would have the financial resources to do so.

Titusville Facility

The Company operates its production and processing equipment that was acquired from AKS on real property the Company owns. AKS has agreed to indemnify the Company to the extent of $3.0 million in the aggregate against liability for environmental matters that pertain to environmental conditions existing on or under the Titusville facility prior to June 2, 1995. In addition, AKS has agreed to indemnify the Company for any liabilities arising out of environmental conditions existing offsite as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation.

To date, no environmental governmental authority has contacted the Company concerning the natural petroleum deposits that are common to this area. The Company believes it unlikely that it or AKS will be required to provide cleanup at the Titusville facility for the hydrocarbon contamination resulting from the local petroleum deposits. If the Company accelerates the timing or increases the cost of any environmental obligation retained by AKS, except as required by law or for the protection of public health or for the safety of its employees, the Company will bear such accelerated or increased cost. Any accelerated or increased cost of an environmental obligation retained by AKS resulting from the Company seeking financing or from the sale of less than a controlling interest in the voting stock of the Company will be borne equally by AKS and the Company.

The Company’s primary remedy for reimbursement from AKS for losses stemming from pre-closing environmental conditions at the Titusville facility is the agreed upon indemnity. The Company believes the amount and terms of the AKS indemnity are sufficient to protect the Company against environmental liabilities arising from environmental conditions at the Titusville facility prior to June 2, 1995. There can be no assurance, however, that the indemnity will fully cover all environmental liabilities incurred at the Titusville facility by the Company, and there can be no assurance that the Company will have the financial resources to discharge those liabilities if legally compelled to do so.

Dunkirk Facility

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel entered into an order with the New York State Department of Environmental Conservation (“NY DEC”) that precludes NY DEC from bringing any action against the Company. In addition, the order releases the Company from any and all claims and liabilities arising from, or related to, the environmental conditions existing as of February 14, 2002 at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

See the information under the heading “Environmental Issues” in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The following table sets forth, as of December 31, 2005, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Clarence M. McAninch (70)	1994	President and Chief Executive Officer

Paul McGrath (54)	1996	Vice President of Operations, General Counsel and Secretary

Richard M. Ubinger (46)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Dudley Merchant (50)	2005	Vice President of Sales and Marketing

Clarence M. McAninch has been President and Chief Executive Officer and a Director of the Company since July 1994. Mr. McAninch served as Vice President, Sales and Marketing, of the Stainless and Alloy Products Division of Armco from 1992 to 1994.

Paul A. McGrath has been Vice President of Operations of the Company since March 2001, General Counsel since January 1995 and was appointed Secretary in May 1996. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger has been Vice President of Finance of the Company since March 2001, Chief Financial Officer and Principal Accounting Officer since August 1994 and was appointed Assistant Secretary in November 1995 and Treasurer in May 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP. Mr. Ubinger is a Certified Public Accountant.

Dudley J. Merchant was Vice President of Sales and Marketing from January 2004 to March 2006. From 1999 to 2004, he served as General Manager of Sales and Marketing for Theis Precision Steel, and previously held management positions with Industrial Steel and Wire Company and Allegheny Ludlum Steel. Mr. Merchant resigned his position with the Company in March 2006 to pursue other interests.

PATENTS AND TRADEMARKS

The Company does not consider its business to be materially dependent on patent or trademark protection, and believes it owns or maintains effective licenses covering all the intellectual property used in its business. The Company seeks to protect its proprietary information by use of confidentiality and non-competition agreements with certain employees.

ACCOUNTING MATTER

In the future, the Company will be required to establish and maintain an effective control environment in order to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act will require our independent registered public accounting firm to attest as to the effectiveness of our internal controls over financial reporting beginning in the year the Company is required to comply, which currently would be the fiscal year ending December 31, 2007. The Company is currently reviewing its internal control program for any significant deficiencies or material weaknesses and opportunities to improve the effectiveness of its control environment.

AVAILABLE INFORMATION

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as proxy and information statements that we file with the Securities and Exchange Commission (the “SEC”), are available free of charge on the Company’s website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the SEC. The contents of our website are not part of this Form 10-K. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The Company’s business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to, the factors discussed below, many of which are not within the Company’s control. See the information under the heading “Forward-Looking Information Safe Harbor” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

SIGNIFICANT CUSTOMER AND CONCENTRATED CUSTOMER BASE

For the year ended December 31, 2005, Talley Metals, the Company’s largest customer, accounted for approximately 17% of the Company’s net sales. The Company’s five largest customers in the aggregate accounted for approximately 43% of net sales. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

COMPETITION

The Company competes with domestic and foreign sources of specialty steel products. In addition, many of the finished products sold by the Company’s customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products. Any competitive factors that adversely affect the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s semi-finished products. Additionally, the Company’s products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises. Competition in the Company’s field is intense and is expected to continue to be so in the foreseeable future. There can be no assurance that the Company will be able to compete successfully in the future. See the information under the heading “Competition” In Item 1, Business, of this Annual Report on Form 10-K.

SUPPLY OF RAW MATERIALS AND COST OF RAW MATERIALS

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant increases in the price of the Company’s principal raw materials could adversely affect the Company’s financial results. See the information under the headings “Raw Materials” in Item 1, Business, and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

RELIANCE ON ENERGY AGREEMENTS

The manufacturing of specialty steels is an energy-intensive industry. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company is subjected to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy. See the information under the heading “Energy Agreements” in Item 1, Business, of this Annual Report on Form 10-K.

RELIANCE ON CRITICAL MANUFACTURING EQUIPMENT

The Company’s manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as the Company’s electric-arc furnace, its ESR and VAR furnaces, and its universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company’s operations would not be substantially curtailed which may have a negative effect on the Company’s financial results. See Item 2, Properties.

SAFETY MATTERS

On February 28, 2006, the U.S. Department of Labor Occupational Safety and Health Organization (“OSHA”) promulgated a revised workplace occupational exposure limit standard for hexavalent chromium. Companies that produce or work with stainless steel may be required to construct and install engineering controls necessary to meet the new exposure limits. The Company is currently evaluating its ability to comply with the revised standard. There can be no assurance that the Company, or its customers, operate in compliance with the revised standard and may be obligated to install engineering controls necessary to meet the new exposure limits or that the Company, or its customers, would have the financial resources to do so.

ENVIRONMENTAL ISSUES

The Company is subject to Environmental Laws governing, among other things, air emissions, wastewater discharge and solid and hazardous waste disposal. The Company owns certain real property previously owned and used by Armco, which merged with and into AKS. AKS agreed to retain responsibility for certain environmental liabilities and agreed to indemnify the Company for environmental liabilities existing prior to certain acquisition dates. There can be no assurance that the Company will have the financial resources to discharge any or all environmental liabilities if legally compelled to do so.

The Company entered into an order with the NY DEC that precludes NY DEC from bringing any action against the Company, and releases the Company from any and all claims and liabilities arising from or related to the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

In December 2005, the Company received a Notice of Violation from the EPA alleging violations of certain permitting issues at the Bridgeville facility. The Company is cooperating with the EPA to resolve these issues. See the information under the heading “Environmental” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

In the future, the Company will be required to file a report on internal accounting controls, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, with the filing of future Form 10-Ks. In order to comply, the Company will be required to increase the amount of documentation surrounding its internal control system and provide evidence that the system has been properly tested to support management’s conclusions. While the Company believes its internal control system is adequate in all material respects, there is no assurance that the Company will not identify a material weakness requiring disclosure in the future. See information under the heading “Accounting Matter” in Item 1, Business, and in Item 9A, Controls and Procedures, in this Annual Report on Form 10-K.

LEGAL MATTER

The Company is currently defending itself in a suit that alleges it manufactured steel product, utilized in the manufacturing of crankshafts, which was defective. After in-depth investigation, it is the Company’s position that the suit is without merit. While the Company believes that insurance coverage is available for the defense and damages, if any, relating to the claim, an unfavorable ruling in the suit could have a material adverse effect on the Company’s financial condition. See Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns all of its Bridgeville facility, including the ESR building that was purchased in October 2005, which the Company previously leased from AKS. The Bridgeville facility consists of approximately 600,000 square feet of floor space on approximately 51 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The Company owns its Titusville facility, which consists of approximately 10 acres and includes seven buildings, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 800,000 square feet of floor space on approximately 82 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills. The products are then finished and shipped as finished bar, rod and wire products.

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

ITEM 3. LEGAL PROCEEDINGS

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2005, a total of 6,686,783 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 157 holders of record. A substantial number of the outstanding shares of Common Stock were owned of record on said date by “Cede & Co.,” the nominee for Depository Trust Company, which is the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of the Company’s Common Stock is substantially greater than 157. In addition, there were 270,057 shares of the issued Common Stock of the Company held in treasury at December 31, 2005.

Certain holders of Common Stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders, which provides to them two demand registration rights exercisable at any time upon written request for the registration of Restricted Shares of Common Stock having an aggregate net offering price of at least $5,000,000.

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2005		2004
	High	Low	High	Low
First quarter	$18.33	$13.50	$12.40	$8.70
Second quarter	$14.85	$12.00	$11.98	$9.86
Third quarter	$17.24	$12.00	$14.25	$10.94
Fourth quarter	$17.01	$12.22	$15.50	$12.08

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The PNC Credit Agreement contains restrictions on the Company’s ability to pay dividends on Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

Plan Catagory	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[a]
Equity compensation plans approved by security holders	482,650	$9.69	151,867
Equity compensation plans not approved by security holders	—	—	—

Total	482,650	$9.69	151,867

A	Includes 143,543 shares of common stock on stock options not issued under the Stock Incentive Plan and 8,324 available under the 1996 Employee Stock Purchase Plan.

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

DIVIDENDS

The Company has never paid a cash dividend on its Common Stock and currently has no plans to pay dividends in the foreseeable future. The Company’s Credit Agreement with PNC Bank, National Association (“PNC Bank”) currently limits the payment of cash dividends payable on its Common Stock to 50% of the Company’s excess cash flow per fiscal year. Excess cash flow represents the amount of the Company’s earnings before interest, taxes, depreciation and amortization that is greater than the sum of the Company’s payments for interest, income taxes, the principal portion of long-term debt and capital lease obligations, and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

For the years ended December 31,	2005	2004	2003	2002	2001
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$170,022	$120,642	$68,989	$70,877	$90,658
Operating income (loss)	20,629	10,269	(2,382)	3,023	12,544
Net income (loss)	13,056	7,131	(1,417)	2,092	7,639

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$620	$241	$4,735	$3,308	$5,454
Total assets	129,027	107,840	84,925	84,044	79,446
Long-term debt	17,317	12,190	5,599	7,502	6,490
Stockholders’ equity	81,003	66,937	59,436	60,801	56,372

COMMON SHARE DATA
Basic earnings (loss) per share	$2.05	$1.13	$(0.23)	$0.34	$1.26
Diluted earnings (loss) per share	2.02	1.12	(0.23)	0.34	1.25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers.

An analysis of the Company’s operations is as follows:

	2005		2004		2003
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$135,588	79.7%	$94,530	78.4%	$52,546	76.2%
Tool steel	20,737	12.2	17,075	14.2	9,673	14.0
High-strength low alloy steel	6,606	3.9	3,682	3.0	2,869	4.1
High-temperature alloy steel	3,694	2.2	2,468	2.0	2,482	3.6
Conversion services	3,030	1.8	2,386	2.0	1,079	1.6
Other	367	0.2	501	0.4	340	0.5

Total net sales	170,022	100.0	120,642	100.0	68,989	100.0
Total cost of products sold	140,952	82.9	102,972	85.4	65,534	95.0
Selling and administrative expenses	8,441	5.0	7,401	6.1	5,837	8.5

Operating income (loss)	$20,629	12.1%	$10,269	8.5%	$(2,382)	(3.5)%

Net sales by market segment are as follows:

	2005		2004		2003
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Service centers	$73,213	43.1%	$52,261	43.3%	$29,150	42.3%
Rerollers	39,254	23.1	30,200	25.0	20,240	29.3
Forgers	29,914	17.6	22,008	18.2	9,773	14.2
Original equipment manufacturers	13,992	8.2	8,349	6.9	5,124	7.4
Wire redrawers	10,263	6.0	5,008	4.2	3,328	4.8
Conversion services	3,030	1.8	2,386	2.0	1,079	1.6
Miscellaneous	356	0.2	430	0.4	295	0.4

Net sales	$170,022	100.0%	$120,642	100.0%	$68,989	100.0%

Tons shipped	51,233		48,350		35,100

2005 Results as Compared to 2004: The increase in net sales in 2005 reflects increased shipments of higher value-added niche products, primarily for the aerospace, power generation, petrochemical and tool steel markets, as well as the adoption of surcharge mechanisms for additional raw material components and price increases implemented during the past two-year period.

Cost of products sold, as a percentage of net sales, decreased in 2005 as compared to 2004. This decrease is primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material surcharges and base price increases, implemented over the past two years, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Selling and administrative expenses increased primarily due to higher employment costs related to the continued growth of the business in 2005, higher property taxes and the write-off of a building held for sale, which were partially offset by a reduction in the bad debt provision. Under a previous lease agreement, the Company was responsible to reimburse AKS for a portion of the property taxes assessed against the Bridgeville facility. In June 2005, the Company received an invoice for prior year property taxes that required the Company to record an additional expense of $174,000. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building. A substantial portion of the 2004 bad debt expense was related to one customer who filed for Chapter 11 bankruptcy protection and to a second financially distressed customer’s inability to pay its outstanding receivable balance at December 31, 2004. In 2005, the Company received a partial payment of $110,000 from this customer.

Interest expense and other financing costs increased from $422,000 in 2004 to $851,000 in 2005. The increase is primarily due to a $5.0 million increase in the average balance of the revolving line of credit over the prior year, coupled with increasing the term loan by $8.1 million in June 2005.

Other income, net is primarily attributed to the receipt of funds under the CDSOA. In 2003, the Company received notice that it was awarded $604,000, of which $10,000 was received. The remaining payment was not received until 2004 when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in connection with a lawsuit challenging the distribution method of the import duties. In addition, the Company received $507,000, net of expenses incurred, in 2004 as part of its 2004 award. In 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004, as well as a net payment of $358,000 related to its 2005 award.

The effective income tax rates for the years ended December 31, 2005 and 2004 were 35.4% and 35.0%, respectively. The rate increase is primarily attributable to an increase in the federal statutory rate from 34% to 35% due to the level of income the Company achieved in 2005, partially offset by the manufacturer’s tax exemption, initially permitted in 2005.

2004 Results as Compared to 2003: The increase in net sales in 2004 reflects increased shipments within each market segment as well as the adoption of surcharge mechanisms for additional raw material components and base price increases implemented during 2004. Shipments of aerospace, power generation, petrochemical and tool steel products have increased substantially in comparison to the prior year period due to improved economic conditions and greater demand for higher value-added niche products. The Company’s business conditions were enhanced by the relatively weak U.S. dollar.

Cost of products sold, as a percent of net sales, decreased in 2004 as compared to 2003. This decrease is primarily due to the impact of raw material surcharge and base price increases implemented in 2004, as well as higher production volumes, more than offsetting higher raw material, labor, energy and other manufacturing costs. In addition, Dunkirk Specialty Steel generated sufficient production volumes and implemented other cost reduction initiatives to operate profitably in 2004.

Selling and administrative expenses increased primarily due to higher employment costs and a $495,000 increase in bad debt expense. A substantial portion of the 2004 bad debt expense is related to one customer who filed for Chapter 11 bankruptcy protection and to a second financially distressed customer’s inability to pay its outstanding receivable balance at December 31, 2004.

Interest expense and other financing costs increased from $383,000 in 2003 to $422,000 in 2004. The increase was primarily due to the Company funding the increase in working capital to support higher production volumes with a revolving line of credit. This increase was partially offset by lower interest expense associated with existing term debt as the Company continued to fund its scheduled payments.

Other income, net increased from $128,000 in 2003 to $1.1 million in 2004. The increase was primarily due to the receipt of $1.1 million, net of expenses, under the CDSOA in 2004. In 2003, the Company received notice that it was awarded $604,000, of which $10,000 was received. The remaining payment was delayed pending the outcome of a hearing before the U.S. Court of Appeals for the Federal Circuit in a lawsuit challenging the distribution method of the import duties. The remaining payment, as well as the 2004 award of $507,000, was received and recognized as income in 2004, net of expenses incurred.

The 2004 effective income tax rate was 35.0% compared to a 46.3% income tax benefit in 2003. The change in the effective income tax rate is primarily attributable to the impact of recognizing a loss in 2003 against the tax credit benefits generated by the Company from operating Dunkirk Specialty Steel within a New York State Empire Zone. The Company recognized $262,000 of these income tax credits in 2004 in comparison to $185,000 in 2003.

BUSINESS SEGMENT RESULTS

The Company comprises three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products, because of the management reporting structure in place. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing specialty steel bar, rod and wire products.

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

	2005		2004		2003
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$90,530	59.1%	$65,208	60.2%	$35,946	60.3%
Tool steel	20,047	13.1	16,672	15.4	9,097	15.3
High-temperature alloy steel	3,199	2.1	2,182	2.0	1,965	3.3
High-strength low alloy steel	3,254	2.1	1,576	1.5	1,672	2.8
Conversion services	2,534	1.6	1,961	1.8	926	1.6
Other	295	0.2	427	0.4	302	0.5

	119,859	78.2	88,026	81.3	49,908	83.8
Intersegment	33,399	21.8	20,208	18.7	9,677	16.2

Total net sales	153,258	100.0	108,234	100.0	59,585	100.0
Material cost of sales	75,568	49.3	49,967	46.2	22,982	38.6
Operation cost of sales	56,885	37.1	45,521	42.1	32,934	55.2
Selling and administrative expenses	5,791	3.8	5,253	4.8	3,918	6.6

Operating income (loss)	$15,014	9.8%	$7,493	6.9%	$(249)	(0.4)%

Net sales for the year ended December 31, 2005 increased by $45.0 million, or 41.6%, in comparison to the year ended December 31, 2004 primarily due to the adoption of raw material surcharge mechanisms, which offset increased material cost of sales of $25.6 million for the period. The remaining increase is primarily due to increased shipments of higher value-added niche products and several price increases implemented during the past two-year period. Operating income for the year ended December 31, 2005 increased by $7.5 million primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utilities and other manufacturing supply costs.

Net sales for the year ended December 31, 2004 increased $48.6 million, or 82%, in comparison to the year ended December 31, 2003 primarily due to a 41% increase in tons shipped in addition to the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during 2004. Operating income for the year ended December 31, 2004 increased $7.7 million primarily due to the impact of surcharge and base price increases implemented in 2004, as well as higher production volumes, more than offsetting higher raw material, labor, energy and other manufacturing costs.

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

	2005		2004		2003
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$45,058	85.0%	$29,322	84.4%	$16,600	83.5%
High-strength low alloy steel	3,407	6.4	2,106	6.1	1,197	6.0
Tool steel	690	1.3	403	1.2	576	2.9
High-temperature alloy steel	440	0.8	286	0.8	517	2.6
Conversion services	496	0.9	425	1.2	153	0.8
Other	72	0.1	74	0.2	38	0.2

	50,163	94.6	32,616	93.9	19,081	96.0
Intersegment	2,848	5.4	2,107	6.1	794	4.0

Total net sales	53,011	100.0	34,723	100.0	19,875	100.0
Material cost of sales	29,496	55.6	17,834	51.4	11,080	55.7
Operation cost of sales	14,141	26.7	11,653	33.5	9,009	45.3
Selling and administrative expenses	2,650	5.0	2,148	6.2	1,919	9.7

Operating income (loss)	$6,724	12.7%	$3,088	8.9%	$(2,133)	(10.7)%

Net sales for the year ended December 31, 2005 for this segment increased by $18.3 million, or 52.7%, in comparison to the year ended December 31, 2004 primarily due to the adoption of raw material surcharge mechanisms, which offset increased material cost of sales of $11.7 million for the period. The remaining increase is primarily due to increased shipments of higher value-added niche products and several price increases implemented during the past two-year period. Operating income increased by $3.6 million primarily due to increased production volumes, improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utilities and other manufacturing supply costs.

Net sales for the year ended December 31, 2004 increased $14.8 million, or 75%, in comparison to the year ended December 31, 2003 primarily due to a 42% increase in tons shipped in addition to the adoption of surcharge mechanisms for additional raw material components and other price increases implemented during 2004. Operating income for the year ended December 31, 2004 increased $5.2 million primarily due to the impact of surcharge and base price increases implemented in 2004, as well as higher production volumes and other cost reduction initiatives, more than offsetting higher raw material, labor and energy costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $3.3 million in the year ended December 31, 2005, used cash for operations of $9.7 million in the year ended December 31, 2004 and generated cash from operations of $3.8 million in the year ended December 31, 2003. Cash received from sales of $167.2 million, $108.4 million and $68.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	2005		2004		2003
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Raw material purchases	$79,215	48.3%	$58,121	49.2%	$22,628	35.0%
Employment costs	30,931	18.9	26,310	22.3	19,518	30.2
Utilities	15,829	9.6	12,976	11.0	9,689	15.0
Other	37,959	23.2	20,722	17.5	12,828	19.8

Total uses of cash	$163,934	100.0%	$118,129	100.0%	$64,663	100.0%

Cash used for raw material purchases increased in 2005 in comparison to 2004 and 2003 primarily due to higher quantities of product purchased and significantly higher transaction prices. Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit-sharing and other incentive compensation plans. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $200,000 per month due, in part, to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations, and increased energy market prices. The increase in other uses of cash is primarily attributable to making payments for federal and state income taxes, net of refunds received of $6.7 million and $1.5 million in 2005 and 2004, respectively, and receiving $1.5 million of federal and state income tax refunds in 2003, as well as purchases of operating supplies and services to support higher production volumes.

At December 31, 2005, working capital approximated $61.7 million, as compared to $47.9 million at December 31, 2004 and $33.4 million at December 31, 2003. Accounts receivable represents $3.4 million and $11.9 million of the 2005 and 2004 increases in comparison to the prior year, which relates to the growth in net sales. Inventory, net of non-debt current liabilities, increased $10.1 million and $7.8 million in 2005 and 2004, respectively, in comparison to the prior year, primarily due to increased production volumes of higher margin products requiring longer production cycles and increased raw material costs incurred during the year. The cost of raw materials contained within work-in-process inventory is approximately $5.0 million higher at December 31, 2005, as compared to December 31, 2004, and $7.0 million higher at December 31, 2004, as compared to December 31, 2003, as a result of increased raw material transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last three-year period.

	December 2005	June 2005	December 2004	June 2004	December 2003	June 2003
Nickel	$6.09	$7.33	$6.25	$6.14	$6.43	$4.03
Chrome	$0.51	$0.73	$0.70	$0.73	$0.54	$0.45
Molybdenum	$27.11	$37.47	$32.46	$15.71	$7.10	$5.63
Carbon Scrap	$0.12	$0.07	$0.18	$0.11	$0.09	$0.06

Increased demand from foreign (primarily China) and domestic sources caused raw material market values to rise significantly since June 2003. In response, the Company began to calculate its nickel surcharge using an $0.18 per pound premium over the London Metal Exchange (LME) prices on February 4, 2004, implemented an iron surcharge component on February 16, 2004, expanded the use of surcharges to include tool steel products on May 1, 2004 and implemented a manganese surcharge component on June 1, 2004. The nickel surcharge premium per pound was increased from $0.18 to $0.23 on August 1, 2004. In addition, the Company has experienced higher energy, transportation and manufacturing supply costs during 2004 and 2005. In response, the Company has announced several sales price increases during the past two years as well as implemented a natural gas surcharge component on October 1, 2005. There can be no assurance that these sales price increases will completely offset the Company’s rising costs.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $8.8 million and $3.6 million in 2005 and 2004, respectively. Of the 2005 expenditures, $5.7 million was used to purchase additional equipment in response to increased demand, including a new VAR furnace installed at the Bridgeville facility, and the remainder was primarily for replacements of older fixed assets.

The capital expenditures in 2004 were primarily due to the addition of six annealing furnaces, four saws and two reheat furnaces for the Universal Rolling Mill to support increased demand for product at the Company’s Bridgeville facility.

Capital expenditures are expected to approximate $7.0 million in 2006, based on current market conditions, will be used principally for the purchase of new equipment and building improvements, and will be funded from operating cash flows. Commitments of additional capital expenditures may occur if market conditions continue to improve.

Capital Resources Including Off-Balance Sheet Arrangements. The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related-party transaction arrangements.

PNC Credit Agreement. The Company is party to a credit agreement with PNC Bank (the “PNC Credit Agreement”), which establishes a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2009. This credit agreement also provides for a $10.0 million term loan (“PNC Term Loan”) scheduled to mature on June 30, 2011. The outstanding principal balance under the PNC Term Loan is payable in twenty consecutive quarterly installments of $500,000, beginning on September 30, 2006. The PNC Line and PNC Term Loan are collateralized by substantially all of the Company’s assets.

Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted based upon the Company maintaining certain financial ratios. The Company pays a commitment fee on the unused portion of the PNC Line of 0.25%, provided it maintains certain financial ratios. The Company is required to maintain certain financial ratios as a condition of the credit agreement.

At December 31, 2005, the Company had $8.9 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with all financial ratios and restrictive covenants in effect as of December 31, 2005. The Company believes it will maintain compliance with the financial covenants in effect throughout 2006.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, in the aggregate of $600,000, with terms ending between the years 2011 and 2016. The loans bear interest at rates ranging from 5% to 6% per annum. In 1996, the Company entered into a ten-year, 6% interest-bearing loan with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2005, the total principal balance of these government-financed debt instruments is $2.7 million.

Stock-Based Financing Activity. The Company issued 85,671 and 36,806 shares of its Common Stock for the years ended December 31, 2005 and 2004, respectively, through its two stock-based compensation plans. In 2005, certain employees and a member of the Company’s Board of Directors exercised 75,725 stock options issued under the Stock Incentive Plan for $703,000 plus related tax benefits of $207,000. In 2004, certain employees and a former member of the Company’s Board of Directors exercised 27,749 stock options issued under the Stock Incentive Plan for $234,000 plus related tax benefits of $51,000. The remaining shares were issued to employees participating in the Employee Stock Purchase Plan.

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company repurchased 157 shares in 2005 and no shares of Common Stock during 2004 and 2003. The Company is authorized to repurchase 44,943 remaining shares of Common Stock under this program as of December 31, 2005.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2005, the Company had $620,000 in cash and $8.9 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2005 was 3.9:1 compared with 3.6:1 at December 31, 2004, and the debt to total capitalization ratio was 18.9% compared with 17.5%, respectively.

The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2005, the Company had the following contractual obligations:

	Total	Payments Due by Period
		Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$18,859	$1,541	$4,747	$10,943	$1,628
Capital lease obligations	13	13	—	—	—
Operating lease obligations	115	52	62	1	—
Purchase obligations	10,418	9,636	782	—	—

Total contractual obligations	$29,405	$11,242	$5,591	$10,944	$1,628

Long-term debt includes the PNC Term Loan. The Company has a rate of interest of 5.73% at December 31, 2005. The table assumes the Company will maintain that interest rate until maturity. Long-term debt also includes a $6.1 million outstanding balance on its PNC Line, currently due to expire on June 30, 2009. The table assumes the PNC Line will not be extended and would mature at the current outstanding amount. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

Supply Contract. The Company maintains a supply contract agreement with Talley Metals that continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive their appropriate share of the import duties collected and, in 2003, was notified that it was awarded $604,000, of which $10,000 was received. The remaining payment was not received until 2004 when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in a lawsuit challenging the distribution method of the import duties. In 2004 the Company received $507,000, net of expenses incurred, as part of its 2004 award.

The Company expects to benefit from the CDSOA in future years unless the U.S. Congress repeals the CDSOA. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. In January 2005, the Company received an additional $59,000 from the U.S. Treasury Department, representing an increase in the total allocation of available funds awarded to the Company for 2004. In addition, the Company received a net payment of $358,000 in December 2005.

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials and energy, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements, sales price increases and surcharges.

CONTINGENT ITEMS

Environmental Matters. The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. In December 2005, the Company received a Notice of Violation from the EPA alleging violations of certain permitting issues. The Company is cooperating with the EPA to resolve these issues, and believes it will not have a material adverse effect on financial condition. The Company is not aware of any other environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

The Company operates its Bridgeville facility production and processing equipment on real property previously owned and used by Armco, which merged with and into AKS. The Company has not incurred to date and does not anticipate incurring any significant remediation costs from environmental conditions at the Bridgeville facility. The Company does not expect that any remediation that may be required at the Bridgeville facility will have a material adverse effect on the Company’s results of operations, liquidity or financial condition. In October 2005, the Company purchased eight acres housing its ESR furnace facilities and other buildings. The Company has agreed to indemnify AKS for any remediation required due to the environmental conditions existing at the site. The Company believes that the conditions existing on the purchased property will not require any remediation. There can be no assurance that there are no environmental liabilities that the Company may be obligated to remediate or that the Company would have the financial resources to do so.

In connection with the Company’s June 2, 1995 agreement with AKS to purchase certain assets and a parcel of real property located at Titusville, AKS agreed to indemnify the Company up to $3.0 million in the aggregate for liabilities under environmental laws arising out of conditions on or under the Titusville property existing prior to June 2, 1995. AKS also agreed to indemnify the Company for any liabilities arising out of environmental conditions existing off-site as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation.

The Company has filed no claims against Armco or AKS since the inception of the acquisition agreement. In addition, management is not aware of any financial difficulties being experienced by AKS, as successor to Armco, that would prevent its performance under the acquisition agreement.

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel entered into an order with the NY DEC that precludes the NY DEC from bringing any action against the Company. In addition, the order releases the Company from any and all claims and liabilities arising from, or related to, the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

Legal Matters. On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne. The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit, and it intends to vigorously defend that position. Additionally, the Company believes that it has insurance coverage that is available for this claim and has reached an agreement with USAU, as managers and on behalf of USAIG, the Company’s Aircraft Products Liability insurance carrier, regarding the allocation of certain potential costs associated with the Teledyne claim. At this time, the Company is engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies. Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2005, 2004 and 2003 were less than 1% of net sales.

Revenue from conversion services is recognized when the performance of the service is complete. Invoiced shipping and handling costs are also accounted for as revenue. Customer claims are accounted for primarily as a reduction to gross sales after the matter has been researched and an acceptable resolution has been reached.

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its inventory. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total reserve will not be less than 1% of total accounts receivable. An inventory reserve is provided for material on hand for which management believes cost exceeds fair market value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2005 and 2004. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2005. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2005.

New Accounting Pronouncements. In November of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement became effective for inventory costs incurred during fiscal years beginning after December 31, 2004. The early adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS 123R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS 123R as of January 1, 2006 utilizing similar valuation methodologies that generate the pro-forma disclosures included in this Annual Report on Form 10-K.

FUTURE OUTLOOK

The Company enters 2006 with a total backlog of approximately $116 million and expects demand for aerospace, power generation, petrochemical and tool steel products to remain strong throughout the year. The Company also expects that its results will improve in 2006 in conjunction with the installation of additional equipment, primarily the new VAR furnace and a milling machine at the Bridgeville facility, that should increase the production output for certain higher-value-added products.

FORWARD-LOOKING INFORMATION SAFE HARBOR

The Management’s Discussion and Analysis and other sections of this Annual Report on Form 10-K contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results will be affected by a wide range of factors including those items described in Item 1A, Risk Factors. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments to reduce its financial risk. The Company’s customers and suppliers absorb fluctuations in foreign currency exchange rates. In addition, the Company maintains some long-term, fixed cost supply agreements for its major purchase requirements. Prices for the Company’s raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market values increase. Selling price increases and surcharges are implemented to offset raw material and natural gas market price increases.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2005, $2.8 million of the Company’s total long-term debt and capital lease obligations have fixed interest rates. The remaining $16.1 million represents the outstanding balance on the PNC Line and PNC Term Loan that bear variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2005. In addition, our audits included the financial statement schedule as of December 31, 2005, 2004 and 2003 included in the index at Item 15 (2) (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Stainless & Alloy Products, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
February 24, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2005	2004	2003
(dollars in thousands, except per share information)
Net sales	$170,022	$120,642	$68,989
Cost of products sold	140,952	102,972	65,534
Selling and administrative expenses	8,441	7,401	5,837

Operating income (loss)	20,629	10,269	(2,382)
Interest expense and other financing costs	(851)	(422)	(383)
Other income, net	437	1,119	128

Income (loss) before income tax expense	20,215	10,966	(2,637)
Provision (benefit) for income taxes	7,159	3,835	(1,220)

Net income (loss)	$13,056	$7,131	$(1,417)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$2.05	$1.13	$(0.23)
Diluted	$2.02	$1.12	$(0.23)

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,375,257	6,304,909	6,287,088
Diluted	6,479,114	6,379,579	6,287,088

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$620	$241
Accounts receivable (less allowance for doubtful accounts of $271 and $557)	27,963	24,562
Inventory	51,398	38,318
Deferred taxes	1,084	1,436
Other current assets	1,706	1,982

Total current assets	82,771	66,539
Property, plant and equipment, net	45,761	40,716
Other assets	495	585

Total assets	$129,027	$107,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$12,579	$11,666
Outstanding checks in excess of bank balance	3,101	2,638
Current portion of long-term debt	1,555	2,044
Accrued employment costs	2,958	1,830
Other current liabilities	914	442

Total current liabilities	21,107	18,620
Long-term debt	17,317	12,190
Deferred taxes	9,600	10,093

Total liabilities	48,024	40,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,686,783 and 6,601,112 shares issued	7	7
Additional paid-in capital	29,712	28,699
Retained earnings	52,918	39,862
Treasury Stock at cost; 270,057 and 269,900 common shares held	(1,634)	(1,631)

Total stockholders’ equity	81,003	66,937

Total liabilities and stockholders’ equity	$129,027	$107,840

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2005	2004	2003
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,056	$7,131	$(1,417)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,085	3,061	3,093
Loss on retirement of fixed assets	705	—	—
Deferred taxes (decrease) increase	(90)	724	996
Tax benefit from exercise of stock options	207	51	—
Changes in assets and liabilities:
Accounts receivable, net increase	(3,401)	(11,872)	(1,140)
Inventory (increase) decrease	(13,080)	(16,037)	436
Accounts payable	913	4,981	2,536
Accrued employment costs	1,128	997	186
Refundable income taxes received (paid)	145	1,443	(729)
Other, net	663	(196)	189

Net cash provided by (used in) operating activities	3,331	(9,717)	3,778

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets and real property through purchase agreements	(344)	—	—
Capital expenditures	(8,464)	(3,586)	(1,193)

Net cash used in investing activities	(8,808)	(3,586)	(1,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving line of credit	(2,518)	8,635	—
Proceeds from long-term debt	8,050	—	200
Long-term debt repayment	(894)	(1,944)	(1,948)
Increase in outstanding checks in excess of bank balance	463	1,825	538
Deferred financing costs	(48)	(26)	—
Proceeds from issuance of Common Stock	803	319	52

Net cash provided by (used in) financing activities	5,856	8,809	(1,158)

Net increase (decrease) in cash and cash equivalents	379	(4,494)	1,427
Cash and cash equivalents at beginning of period	241	4,735	3,308

Cash and cash equivalents at end of period	$620	$241	$4,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid (net of amount capitalized)	$779	$410	$348
Income taxes paid (refund)	$6,693	$1,545	$(1,453)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Description of the Company. Universal Stainless & Alloy Products, Inc. (the “Company”) manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers, which primarily include the power generation and aerospace industries, and wire redrawers. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The estimates and assumptions used in these consolidated financial statements are based on known information available as of the balance sheet date. Actual results could differ from those estimates.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has no interests in any unconsolidated entity nor does it have any off-balance sheet financing arrangements other than operating leases.

Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and include cash and securities having a maturity of three months or less at the time of purchase.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense (income) for fiscal years 2005, 2004 and 2003 was $125,000, $471,000 and $(24,000), respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the first-in, first-out (FIFO) method. The average cost method is also utilized. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. Provisions are made for slow-moving inventory based upon management’s expected method of disposition.

The Company purchases scrap metal and alloy additives, principally nickel, chrome and molybdenum, for its melting operation. A substantial portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company maintains sales price surcharges to help offset the impact of raw material price fluctuations.

Included in inventory are operating materials consisting of production molds and rolls that will normally be consumed within one year.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Maintenance and repairs are charged to expense as incurred, and costs of improvements and renewals are capitalized. Major maintenance costs are expensed in the same annual period as incurred; however, the estimated costs are expensed throughout the year on a pro rata basis. Maintenance expense for the fiscal year 2005, 2004 and 2003 was $11,928,000, $9,203,000 and $6,151,000, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 5 and 25 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which generally does not exceed three years. Depreciation and amortization expense for fiscal year 2005, 2004 and 2003 was $3,058,000, $3,046,000 and $3,063,000, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2005 and 2004. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building to selling and administrative expenses in 2005.

Revenue Recognition. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. Revenue from conversion services is recognized when the performance of the service is complete. Invoiced shipping and handling costs are also accounted for as revenue. Customer claims are accounted for primarily as a reduction to gross sales after the matter has been researched and an acceptable resolution has been reached.

Revenue is also recognized in certain situations in which products available for shipment are held at the Company’s facility beyond the stated shipment date at the customer’s specific request. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2005, 2004 and 2003 were less than 1% of net sales.

Income Taxes. Deferred income taxes are provided for unused tax credits earned and the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Stock-Based Compensation Plans. The Company accounts for stock-based employee and director compensation using the intrinsic value method. No stock-based employee compensation cost is reflected in net income unless the exercise price of the options granted does not equal market value of the underlying common stock on the date of grant. The tax effects of exercising stock options are added to additional paid-in capital at the exercise date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation:

For the years ended December 31,	2005	2004	2003
(dollars in thousands, except per share information)
Net income (loss), as reported	$13,056	$7,131	$(1,417)
Total stock-based compensation expense determined under fair-value-based method, net of taxes	(201)	(179)	(118)

Pro forma net income (loss)	$12,855	$6,952	$(1,535)

EARNINGS (LOSS) PER SHARE
Basic – as reported	$2.05	$1.13	$(0.23)
Basic – pro forma	$2.02	$1.10	$(0.24)

Diluted – as reported	$2.02	$1.12	$(0.23)
Diluted – pro forma	$1.98	$1.09	$(0.24)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 2005, 2004 and 2003, respectively: dividend yield of 0.0% for each year; interest rates of 4.2%, 3.3% and 3.0%; expected volatility of 43.5%, 57.1% and 54.0%; and expected option life of five years.

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options and warrants is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options and warrants, and common shares are assumed issued. The assumed proceeds from the exercise of stock options and warrants are used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the dilutive potential common shares outstanding.

New Accounting Pronouncements. In November of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless of whether they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement became effective for inventory costs incurred during fiscal years beginning after December 31, 2004. The early adoption of SFAS 151 did not have a material impact on the Company’s 2004 or 2005 results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS 123R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The SEC delayed the required compliance date of SFAS 123R to January 1, 2006. The Company will adopt SFAS 123R in 2006 utilizing similar valuation methodologies that generate the pro-forma disclosures included in this Form 10-K.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2005	2004
(dollars in thousands)
Raw materials and supplies	$5,192	$5,160
Semi-finished and finished steel products	44,010	30,820
Operating materials	2,196	2,338

Total inventory	$51,398	$38,318

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2005	2004
(dollars in thousands)
Land and land improvements	$1,396	$1,014
Buildings	7,531	6,203
Machinery and equipment	54,232	52,358
Construction in progress	4,892	893

	68,051	60,468
Accumulated depreciation	(22,290)	(19,752)

Property, plant and equipment, net	$45,761	$40,716

In 2003, the Company entered into a $200,000 Deferred Loan Agreement maturing on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments will be required under the Deferred Loan Agreement provided that the Company hires and retains 30 new employees through the Deferred Loan Agreement maturation date, with more than 50% of those jobs made available to certain Dunkirk City residents. As of December 31, 2005, the Company believes that it will meet the conditions of the Deferred Loan Agreement, although it can make no assurances to that effect. Therefore, the proceeds have been applied to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility.

Property, plant and equipment included a capital lease with Armco, which merged with and into AK Steel in 1999 (“AKS”), for the ESR building, which houses the Company’s four electro-slag remelting furnaces, a new vacuum-arc remelting furnace and ancillary equipment. In October 2005, the Company purchased the ESR building and certain other parcels.

In 2005, the Company wrote off $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility. The Company also wrote-off $259,000 of Bridgeville production-related fixed assets and $104,000 of corporate software costs that were retired or being replaced.

Note 4: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2005	2004
(dollars in thousands)
PNC Term Loan	$10,000	$2,300
PNC Bank revolving credit facility	6,117	8,635
Government debt	2,742	3,255
Capital lease obligation	13	44

	18,872	14,234
Less amounts due within one year	(1,555)	(2,044)

Total long-term debt	$17,317	$12,190

The Company maintained a credit agreement with PNC Bank for a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2006. This credit agreement also included a term loan (“PNC Term Loan”) scheduled to mature on June 30, 2006. In June 2005, the Company executed the Third Amended and Restated Credit Agreement with PNC Bank that extended the $15.0 million revolving credit facility through June 30, 2009 and replaced the existing term loan having an outstanding principal balance of $1.9 million, with a new $10.0 million term loan scheduled to mature in June 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2006. The credit agreement is collateralized by substantially all of the Company’s assets.

Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided certain financial ratios are maintained, and removed restrictions regarding the amount of capital expenditures that may be incurred. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at December 31, 2005.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce aggregating $600,000 with terms ending between the years 2011 and 2016. The loans bear interest at rates ranging from 5% to 6% per annum. In 1996, the Company entered into a ten-year, 6% interest-bearing loan agreement with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million.

The Company leases certain equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under capitalized and operating leases are as follows:

For the years ended December 31,	2006	2007	2008	2009	2010	Thereafter	Total
(dollars in thousands)
Long-term debt	$1,542	$2,364	$2,383	$8,520	$2,423	$1,627	$18,859
Capital lease minimum payments	13	—	—	—	—	—	13
Operating lease minimum payments	52	37	25	1	—	—	115

Note 5: Income Taxes

Components of the provision (benefit) for income taxes are as follows:

For the years ended December 31,	2005	2004	2003
(dollars in thousands)
CURRENT PROVISION (BENEFIT)
Federal	$6,801	$3,373	$(2,217)
State	448	(262)	1

	7,249	3,111	(2,216)

DEFERRED PROVISION (BENEFIT)
Federal	14	436	1,271
State	(104)	288	(275)

	(90)	724	996

Provision (benefit) for income taxes	$7,159	$3,835	$(1,220)

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2005	2004	2003
Federal statutory tax	35.0%	34.0%	(34.0)%
State income taxes, net of federal tax impact	2.0	2.6	(5.5)
Government grants, net of federal tax impact	(1.1)	(1.5)	(4.9)
Other, net	(0.5)	(0.1)	(1.9)

Effective income tax rate	35.4%	35.0%	(46.3)%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to fifteen years. The Company recognized tax credit benefits of $332,000 and $262,000 for fiscal year 2005 and 2004, respectively, of which $239,000 and $137,000 was applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

Deferred taxes result from the following:

December 31,	2005	2004
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$124	$261
Inventory	584	947
Accrued liabilities	306	228
Dunkirk office building impairment	70	—

	1,084	1,436
State tax carryforwards	361	412

	$1,445	$1,848

DEFERRED TAX LIABILITIES
Property, plant and equipment	$9,600	$10,093

State tax carryforwards of $361,000 as of December 31, 2005 include New York Empire Zone tax credits of $355,000 with no expiration date and are included in other assets. The remaining balance relates to a Pennsylvania net operating loss carryforward which expires within 20 years.

Note 6: Stockholders’ Equity

The Company has never paid a cash dividend on its Common Stock. The Company’s Credit Agreement with PNC Bank limits the payment of cash dividends payable on its Common Stock to 50% of the Company’s excess cash flow per fiscal year. Excess cash flow represents the amount of earnings before interest, taxes, depreciation and amortization that is greater than the sum of the Company’s payments for interest, income taxes, the principal portion of long-term debt and capital lease obligations, and capital expenditures.

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at December 31, 2002	6,554,538	$7	$28,277	$34,148	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,768		52
Net loss				(1,417)

Balance at December 31, 2003	6,564,306	$7	28,329	$32,731	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,057		85
Exercise of Stock Options	27,749		285
Net income				7,131

Balance at December 31, 2004	6,601,112	$7	$28,699	$39,862	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,946		103
Exercise of Stock Options	75,725		910
Net income				13,056

Purchase of Treasury Stock					157	(3)
Balance at December 31, 2005	6,686,783	$7	$29,712	$52,918	270,057	$(1,634)

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 44,943 remaining shares of Common Stock under this program as of December 31, 2005.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2005 and 2004, there were no shares issued or outstanding.

Note 7: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is performed as follows:

	2005		2004		2003
For the years ended December 31,	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands)
Income (loss) available to common Stockholders	$13,056	6,375,257	$7,131	6,304,909	$(1,417)	6,287,088
Effect of dilutive securities	—	103,857	—	74,670	—	—

Income available to common Stockholders plus assumed conversion	$13,056	6,479,114	$7,131	6,379,579	$(1,417)	6,287,088

EARNINGS (LOSS) PER COMMON SHARE
Basic	$2.05		$1.13		$(0.23)
Diluted	$2.02		$1.12		$(0.23)

The Company had 10,536 common stock equivalents outstanding for fiscal 2003 that were not included in the common share computations for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

Note 8: Stock-Based Compensation Plans

At December 31, 2005, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors, and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The Company may grant options up to a maximum of 950,000 shares of Common Stock, of which 143,543 are available for grant at December 31, 2005. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
FIXED OPTIONS
Outstanding at beginning of year	511,675	$9.14	482,999	$8.99	427,999	$9.38
Granted	50,000	14.84	92,000	11.15	56,500	5.91
Exercised	(75,725)	6.64	(27,749)	8.44	—	—
Forfeited	(3,300)	11.25	(35,575)	8.95	(1,500)	7.10

Outstanding at end of year	482,650	$9.69	511,675	$9.14	482,999	$8.99

Options exercisable at year end	345,350		362,925		379,160

Weighted-average fair value of options granted during the year		$8.93		$9.04		$2.93

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.12 to $7.35	143,975	5.8	$6.48	124,325	$6.64
$8.45 to $10.00	153,675	3.3	$8.83	131,100	$8.69
$10.25 to $13.22	127,500	4.8	$11.85	79,950	$12.08
$14.18 to $18.15	57,500	9.2	$15.28	9,975	$15.49

Outstanding at end of year	482,650	5.2	$9.69	345,350	$8.93

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2005, the Company has issued 81,676 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2005, 2004 and 2003, the Company expensed $3,510,000, $1,965,000 and $168,000, respectively, under these plans.

Note 9: Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company accrues its contributions to the hourly employee plan based on time worked while contributions to the salaried plan are accrued as a fixed amount per month. Company contributions to both plans are funded periodically.

Effective January 6, 2003, the Company began to participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the defined contribution retirement plan even though the Company contributions ceased. The Company also makes a contribution to the defined contribution retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution will be dependent upon each salaried employee’s contribution to the defined contribution retirement plan.

The total expense for the years ended December 31, 2005, 2004 and 2003 was $772,000, $654,000 and $512,000, respectively.

No other post-retirement benefit plans exist.

Note 10: Commitments and Contingencies

The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company is cooperating with the EPA to resolve these issues, and believes it will not have a material adverse effect on financial condition. The Company is not aware of any other environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

The Company operates its Bridgeville facility production and processing equipment on real property, previously owed and used by AKS. The Company has not incurred to date and does not anticipate incurring any significant remediation costs from environmental conditions at the Bridgeville facility. The Company does not expect that any remediation that may be required at the Bridgeville facility will have a material adverse effect on the Company’s results of operations, liquidity or financial condition. In October 2005, the Company purchased eight acres housing its ESR furnace facilities and other buildings. The Company has agreed to indemnify AKS for any remediation required due to the environmental conditions existing at the site. The Company believes that the conditions existing on the purchased property will not require any remediation. There can be no assurance that there are no environmental liabilities that the Company may be obligated to remediate or that the Company would have the financial resources to do so.

In connection with the Company’s June 2, 1995 agreement with AKS to purchase certain assets and a parcel of real property located at Titusville, AKS agreed to indemnify the Company up to $3.0 million in the aggregate for liabilities under environmental laws arising out of conditions on or under the Titusville property existing prior to June 2, 1995. AKS also agreed to indemnify the Company for any liabilities arising out of environmental conditions existing off-site as of June 2, 1995, and that indemnification is not subject to the $3.0 million limitation.

The Company has filed no claims against AKS since the inception of the acquisition agreement. In addition, management is not aware of any financial difficulties being experienced by AK Steel, as successor to AKS, that would prevent its performance under the acquisition agreement.

In connection with the acquisition of the Dunkirk facility, Dunkirk Specialty Steel entered into an order with the NY DEC that precludes NY DEC from bringing any action against the Company. In addition, the order releases the Company from any and all claims and liabilities arising from, or related to, the existing environmental conditions at the Dunkirk facility. There can be no assurance that any other party will not assert any claims with respect to environmental conditions at the Dunkirk facility, or that the Company will have the financial resources to discharge any liabilities if legally compelled to do so.

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

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

The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation (“Talley Metals”). While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive its appropriate share of the import duties collected and, was notified that it was awarded $604,000, of which $10,000 was received in 2003. The remaining payment was not received until 2004 when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in a lawsuit challenging the distribution method of the import duties. In 2004 the Company received $507,000, net of expenses incurred, as part of its 2004 award. In January 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004. In addition, the Company received a net payment of $358,000 in December 2005 as its 2005 award.

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2005, the Company’s total purchase obligations were $10,418,000, of which $9,636,000 and $782,000 will be due in years 2006 and 2007, respectively.

Note 11: Segment and Related Information

The Company comprises three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products, because of the management reporting structure in place. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. A second reportable segment, Dunkirk Specialty Steel, was created in 2002 with the acquisition of certain assets and real property formerly owned by Empire Specialty Steel, Inc. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing specialty steel bar, rod and wire products.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes and property, plant and equipment.

For the years ended December 31,	2005	2004	2003
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$153,258	$108,234	$59,585
Dunkirk Specialty Steel	53,011	34,723	19,875
Intersegmnet	(36,247)	(22,315)	(10,471)

	$170,022	$120,642	$68,989

OPERATING INCOME (LOSS)
Universal Stainless & Alloy Products	$15,014	$7,493	$(249)
Dunkirk Specialty Steel	6,724	3,088	(2,133)
Intersegment	(1,109)	(312)	—

	$20,629	$10,269	$(2,382)

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$608	$268	$238
Dunkirk Specialty Steel	243	154	145

	$851	$422	$383

OTHER INCOME, NET
Universal Stainless & Alloy Products	$19	$35	$85
Dunkirk Specialty Steel	418	1,084	43

	$437	$1,119	$128

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$2,918	$2,944	$2,961
Dunkirk Specialty Steel	167	117	102

	$3,085	$3,061	$3,063

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$7,585	$3,047	$940
Dunkirk Specialty Steel	1,150	478	253
Corporate	73	61	—

	$8,808	$3,586	$1,193

A	Includes amortization of deferred financing costs and debt discount of $27,000, $15,000 and $30,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

December 31,	2005	2004
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$101,652	$86,225
Dunkirk Specialty Steel	25,602	18,418
Corporate	1,773	3,197

	$129,027	$107,840

The following table presents net sales by product line:

For the years ended December 31,	2005	2004	2003
(dollars in thousands)
Stainless steel	$135,588	$94,530	$52,546
Tool steel	20,737	17,075	9,673
High-strength low alloy steel	6,606	3,682	2,869
High-temperature alloy steel	3,694	2,468	2,482
Conversion services	3,030	2,386	1,079
Other	367	501	340

Total net sales	$170,022	$120,642	$68,989

Net sales to the Company’s largest customer and its affiliates, which were generated primarily from the Bridgeville operation, approximated 17%, 23% and 25% of total 2005, 2004 and 2003 sales, respectively. The accounts receivable balances from this customer comprised approximately 8% and 13% of total accounts receivable at December 31, 2005 and 2004, respectively.

The Company derives less than 4% of its revenues from markets outside of the United States and the Company has no assets located outside the United States.

Note 12: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2005 DATA
Net sales	$43,019	$41,863	$43,097	$42,043
Gross profit margin	6,609	7,666	7,405	7,390
Operating income	4,702	5,281	5,362	5,284
Provision for income taxes	1,652	1,831	1,850	1,826
Net income	2,938	3,253	3,289	3,576

Earnings per common share:
Basic	$0.46	$0.51	$0.52	$0.56
Diluted	$0.45	$0.50	$0.51	$0.55

2004 DATA
Net sales	$21,307	$29,026	$33,297	$37,012
Gross profit margin	1,963	4,495	5,596	5,616
Operating income	435	2,548	3,723	3,563
Provision for income taxes	128	879	1,436	1,392
Net income	277	1,566	2,745	2,593

Earnings per common share:
Basic	$0.04	$0.25	$0.44	$0.41
Diluted	$0.04	$0.25	$0.43	$0.40

The Company’s 2005 fourth quarter earnings were positively impacted by the receipt of import duties of $358,000. The 2004 third and fourth quarter earnings were positively impacted by the receipt of import duties of $565,000 and $507,000, respectively. In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $600,000 per quarter due, in part, to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations, and increased energy market prices.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the last fiscal quarter of the fiscal year ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 17, 2006, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2005 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2006 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including its principal executive officer and principal financial officer. A copy is available, free of charge, through the Company’s website at http://www.univstainless.com. Information on the Company’s website is not part of this Annual Report on Form 10-K. The Company intends to timely disclose any amendment of or waiver under the Code of Business Conduct and Ethics on its website and will retain such information on its website as required by applicable Securities and Exchange Commission rules.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services is set forth in the Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

2) Consolidated Financial Statement Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2004 and 2005	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/Net Charge-Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVE:
Year ended December 31, 2003	$937	$634	$(546)	$1,025
Year ended December 31, 2004	1,025	379	(571)	833
Year ended December 31, 2005	833	823	(1,019)	637

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2003	$298	$52	$(187)	$163
Year ended December 31, 2004	163	394	—	557
Year ended December 31, 2005	557	125	(410)	272

3) Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	By-laws of the Company	incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Third Amended and Restated Credit Agreement, dated as of June 24, 2005, between the Company and PNC Bank, National Association	incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

10.3	Employment Agreement dated November 20, 1998 by and between the Company and Clarence M. McAninch	incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.4	Employment Agreement dated January 1, 1998 between the Company and Paul McGrath	incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5	Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger	incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.6	Stock Incentive Plan	incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.7	Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation	incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.8	Personal Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority	incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	Real Property Asset Purchase Agreement, dated as of February 8, 2002, between the Company and New York Job Development Authority	incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	filed herewith.

24.1	Powers of Attorney	included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Clarence M. McAninch
Clarence M. McAninch
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Clarence M. McAninch and Paul A. McGrath, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ C. M. McANINCH
Clarence M. McAninch	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ RICHARD M. UBINGER
Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 30, 2006

/s/ DOUGLAS M. DUNN
Douglas M. Dunn	Director	March 30, 2006

/s/ GEORGE F. KEANE
George F. Keane	Director	March 30, 2006

/s/ UDI TOLEDANO
Udi Toledano	Director	March 30, 2006