Form 10-Q
period 2006-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2006-05-12
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2006, there were 6,422,689 shares of the Registrant’s Common Stock issued and outstanding.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the current views of Universal Stainless & Alloy Products, Inc. (the “Company”) with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; the Company’s ongoing requirement for continued compliance with environmental laws; compliance with newly promulgated workplace occupational exposure limit standards for hexavalent chromium in the stainless steel industry; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2006	2005
Net sales	$44,937	$43,019
Cost of products sold	36,320	36,410
Selling and administrative expenses	2,256	1,907

Operating income	6,361	4,702
Interest expense	(266)	(172)
Other income	2	60

Income before taxes	6,097	4,590
Income tax provision	2,195	1,652

Net income	$3,902	$2,938

Earnings per common share – Basic	$0.61	$0.46

Earnings per common share – Diluted	$0.59	$0.45

Weighted-average shares of Common Stock outstanding
Basic	6,417,323	6,350,547
Diluted	6,559,491	6,468,475

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$487	$620
Accounts receivable (less allowance for doubtful accounts of $295 and $271, respectively)	29,844	27,963
Inventory	55,693	51,398
Deferred taxes	1,247	1,084
Other current assets	1,380	1,706

Total current assets	88,651	82,771
Property, plant and equipment, net	47,190	45,761
Other assets	491	495

Total assets	$136,332	$129,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$14,075	$12,579
Deferred revenue	3,871	384
Outstanding checks in excess of bank balance	2,896	3,101
Accrued income tax	2,732	368
Accrued employment costs	2,347	2,958
Current portion of long-term debt	2,005	1,555
Other current liabilities	483	162

Total current liabilities	28,409	21,107
Long-term debt	13,430	17,317
Deferred taxes	9,518	9,600

Total liabilities	51,357	48,024

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,687,908 and 6,686,783 shares issued	7	7
Additional paid-in capital	29,785	29,712
Retained earnings	56,820	52,918
Treasury Stock at cost; 270,219 and 270,057 common shares held	(1,637)	(1,634)

Total stockholders’ equity	84,975	81,003

Total liabilities and stockholders’ equity	$136,332	$129,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2006	2005
Cash flow from operating activities:
Net income	$3,902	$2,938
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	795	769
Loss on retirement of fixed assets	—	342
Deferred income tax (decrease) increase	(238)	539
Stock-based compensation expense	41	—
Tax benefit from exercise of stock options	—	115
Excess tax benefits from share-based payment arrangements	(6)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,881)	(4,790)
Inventory	(4,295)	(5,404)
Trade accounts payable	1,496	4,544
Deferred revenue	3,487	646
Accrued income tax payable	2,370	520
Accrued employment costs	(611)	147
Other, net	656	907

Net cash provided by operating activities	5,716	1,273

Cash flow from investing activities:
Capital expenditures	(2,216)	(584)

Net cash used in investing activities	(2,216)	(584)

Cash flows from financing activities:
Revolving line of credit net (repayments) borrowings	(3,296)	1,807
Long-term debt repayments	(141)	(484)
Decrease in outstanding checks in excess of bank balance	(205)	(1,684)
Proceeds from issuance of common stock	3	264
Excess tax benefits from share-based payment arrangements	6	—

Net cash used in financing activities	(3,633)	(97)

Net (decrease) increase in cash and cash equivalents	(133)	592
Cash and cash equivalents at beginning of period	620	241

Cash and cash equivalents at end of period	$487	$833

Supplemental disclosure of cash flow information:
Interest paid	$256	$167
Income taxes paid, net of refunds received	$82	$594

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2006 and 2005, balance sheets as of March 31, 2006 and December 31, 2005, and statements of cash flows for the three-month periods ended March 31, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2006 and December 31, 2005 and the consolidated results of operations and of cash flows for the periods ended March 31, 2006 and 2005, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2006	2005
Weighted-average number of shares of Common Stock outstanding	6,417,323	6,350,547
Effect of dilutive securities	142,168	117,928

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,559,491	6,468,475

Note 3 – New Accounting Pronouncement

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SOP 123R-3”). The Company has applied the provisions of SAB 107 and of SOP 123R-3 in its adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to use the Black-Scholes option-pricing model, which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The compensation expense recognized and its related tax effects are included in additional paid-in capital. Additional paid-in capital is further adjusted for the difference between compensation expense recorded under SFAS 123R and compensation expense reported for tax purposes upon actual exercise of employee stock options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The Company’s Consolidated Financial Statements as of and for the three-months ended March 31, 2006 reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three-months ended March 31, 2006 was $61,000. The tax benefit associated with the stock compensation expense recognized was $20,000. The effect of adopting SFAS 123R was a reduction in both Basic and Diluted Earnings Per Common Share of approximately $.01 per share for the quarter-ended March 31, 2006. In accordance with SFAS 123R, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. On a pro forma basis, the stock compensation expense for the three-months ended March 31, 2005, determined under the provisions of SFAS 123, net of taxes, was $44,000, or $.01 per share for both Basic and Diluted Earnings per Common Share.

Note 4 - Inventory

The major classes of inventory are as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005
Raw materials and supplies	$6,654	$5,192
Semi-finished and finished steel products	46,791	44,010
Operating materials	2,248	2,196

Total inventory	$55,693	$51,398

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	March 31, 2006	December 31, 2005
Land and land improvements	$1,396	$1,396
Buildings	7,531	7,531
Machinery and equipment	54,232	54,232
Construction in progress	7,108	4,892

	70,267	68,051
Accumulated depreciation	(23,077)	(22,290)

Property, plant and equipment, net	$47,190	$45,761

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	March 31, 2006	December 31, 2005
PNC Bank term loan	$10,000	$10,000
PNC Bank revolving credit facility	2,821	6,117
Government debt	2,609	2,742
Capital lease obligation	5	13

	15,435	18,872
Less amounts due within one year	(2,005)	(1,555)

Total long-term debt	$13,430	$17,317

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $10.0 million scheduled to mature in June 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2006. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2006.

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

In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company is cooperating with the EPA to resolve these issues, and believes it will not have a material adverse effect on the Company’s financial condition.

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

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Net sales:
Universal Stainless & Alloy Products	$39,137	$38,425
Dunkirk Specialty Steel	13,987	13,667
Intersegment	(8,187)	(9,073)

Consolidated net sales	$44,937	$43,019

Operating income:
Universal Stainless & Alloy Products	$4,949	$2,679
Dunkirk Specialty Steel	1,467	1,863
Intersegment	(55)	160

Total operating income	$6,361	$4,702

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Interest expense and other financing costs:
Universal Stainless & Alloy Products	$213	$107
Dunkirk Specialty Steel	53	65

Total interest expense and other financing costs	$266	$172

Other income
Universal Stainless & Alloy Products	$1	$3
Dunkirk Specialty Steel	1	57

Total other income	$2	$60

(dollars in thousands)	March 31, 2006	December 31, 2005
Total assets:
Universal Stainless & Alloy Products	$109,268	$101,652
Dunkirk Specialty Steel	25,142	25,602
Corporate assets	1,922	1,773

	$136,332	$129,027

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2006 and 2005 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Net sales:
Stainless steel	$33,418	$33,619
Tool steel	5,827	6,017
High-strength low alloy steel	2,552	1,122
High-temperature alloy steel	2,369	1,025
Conversion services	729	1,114
Other	42	122

Total net sales	44,937	43,019
Cost of products sold	36,320	36,410
Selling and administrative expenses	2,256	1,907

Operating income	$6,361	$4,702

Tons Shipped	12,045	15,230

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Net sales:
Service centers	$23,038	$18,307
Rerollers	7,847	12,028
Forgers	7,564	6,263
Original equipment manufacturers	4,599	2,324
Wire redrawers	1,144	2,872
Conversion services	729	1,114
Miscellaneous	16	111

Total net sales	$44,937	$43,019

Three-month period ended March 31, 2006 as compared to the same period in 2005

The increase in net sales for the three-month period ended March 31, 2006 as compared to the similar period in 2005 reflects increased shipments of higher value-added products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs.

Cost of products sold, as a percentage of net sales, was 80.8% and 84.6% for the three-month periods ended March 31, 2006 and 2005, respectively. The decrease is primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Selling and administrative expense was $2.3 million for the current quarter, an increase of $349,000 from the first quarter 2005 amount of $1.9 million. The increase is primarily due to higher employment costs related to continued growth of the business and included $61,000 related to the January 1, 2006 adoption of SFAS 123R. In addition, the Company’s bad debt expense was higher by $166,000 in 2006 primarily due to the collection of accounts receivable balances in the 2005 first quarter that were previously expensed. The 2005 first quarter results also reflect the write-off of an office building at the Dunkirk Specialty Steel facility in the amount of $184,000. Attempts to sell the Dunkirk Building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to reduce the value of the Dunkirk Building at March 31, 2005.

Interest expense and other financing costs increased from $172,000 for the three-month period ended March 31, 2005 to $266,000 for the three-month period ended March 31, 2006 primarily due to increasing the Company’s term loan with PNC Bank by $8.1 million in June 2005, the utilization of the Company’s revolving credit facility to fund higher working capital requirements and higher interest rates.

The effective income tax rate utilized in the three-month periods ended March 31, 2006 and 2005 was 36.0%. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels in 2006.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2006 and 2005 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Net sales:
Stainless steel	$23,567	$21,777
Tool steel	5,360	5,907
High-strength low alloy steel	1,239	393
High-temperature alloy steel	1,041	1,025
Conversion services	538	951
Other	40	117

	31,785	30,170
Intersegment	7,352	8,255

Total net sales	39,137	38,425
Material cost of sales	17,408	19,826
Operation cost of sales	15,251	14,779
Selling and administrative expenses	1,529	1,141

Operating income	$4,949	$2,679

Net sales for the three-month period ended March 31, 2006 for this segment, which consists of the Bridgeville and Titusville facilities, increased $712,000, or 1.9%, in comparison to the same period a year ago. The increase reflects increased shipments of higher value-added bar products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs.

Operating income for the 2006 first quarter increased by $2.3 million, or 84.7%, from first quarter 2005 primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, the 2005 first quarter results were negatively impacted by the write-off of $342,000 of fixed assets in Bridgeville mainly for flat bar processing equipment resulting from the Company’s decision to move all of its small flat bar production to the Dunkirk facility.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Net sales:
Stainless steel	$9,851	$11,842
Tool steel	467	110
High-strength low alloy steel	1,313	729
High-temperature alloy steel	1,328	—
Conversion services	191	163
Other	2	5

	13,152	12,849
Intersegment	835	818

Total net sales	13,987	13,667
Material cost of sales	7,971	7,114
Operation cost of sales	3,822	3,924
Selling and administrative expenses	727	766

Operating income	$1,467	$1,863

Net sales for the three-month period ended March 31, 2006 increased $320,000, or 2.3%, in comparison to the same period a year ago. The increase reflects increased shipments of bar products, offset by decreased shipments of rod and wire products, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs. The reduction in rod and wire shipments is primarily due to the Company’s decision to not accept customer orders for certain products that did not meet its margin requirements. The Company expects this trend to continue based on increasing wire and rod import levels currently being experienced.

Operating income for the 2006 first quarter decreased by $396,000, or 21.3%, from the first quarter 2005 primarily due to lower-margin shipments of rod and wire products and the higher cost of raw materials at the time of feedstock procurement. The 2005 first quarter results were negatively impacted by the write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no prospective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in early 2002.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At March 31, 2006, working capital approximated $60.2 million, as compared to $61.7 million at December 31, 2005. The increase in current liabilities more than offset increases in inventory and accounts receivable. The increase in current liabilities is related to the timing of raw material receipts, higher income taxes payable and the receipt of cash in advance of product shipments by certain customers, recorded as deferred revenue. Inventory increased $4.3 million due to the shift in product mix, which requires a longer production cycle. Accounts receivable increased $1.9 million as a result of increased sales for the three-month period ended March 31, 2006 in comparison to the three-month period ended December 31, 2005. The ratio of current assets to current liabilities decreased from 3.9:1 at December 31, 2005 to 3.1:1 at March 31, 2006. The debt to total capitalization ratio was 15.4% at March 31, 2006 and 18.9% at December 31, 2005.

Cash received from sales activities of $46.5 million and $39.1 million represents the primary source of cash from operations for the three-month periods ended March 31, 2006 and 2005, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2006	2005
Raw material purchases	$19,500	$18,240
Employment costs	9,777	8,014
Utilities	5,053	3,951
Other	6,473	7,618

Total uses of cash	$40,803	$37,823

Cash used in raw material purchases increased in 2006 in comparison to 2005 primarily due to higher quantities of product purchased, partially offset by lower transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 15-month period.

	March 2006	December 2005	March 2005	December 2004
Nickel	$6.75	$6.09	$7.34	$6.25
Chrome	$0.61	$0.51	$0.75	$0.70
Molybdenum	$23.06	$27.11	$33.86	$32.46
Carbon Scrap	$0.12	$0.12	$0.11	$0.18

The market values for these raw materials continue to fluctuate based on supply and demand, market disruptions, and other factors. The Company maintains sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material and energy costs.

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

Natural gas charges have increased by $868,000, or 37.9%, in the quarter-to-quarter comparison. From March 2005 to March 2006, the settlement price per million btu’s for natural gas has increased from $6.30 to $7.11, with settlement prices escalating to $13.91 and $13.83 in October and November 2005, respectively, before retreating to the current level. Effective October 1, 2005, the Company adopted a natural gas surcharge on shipments, necessitated by the unprecedented rise in natural gas prices.

The Company had capital expenditures for the first quarter 2006 of $2.2 million, compared with $584,000 for the same period in 2005. Most of the 2006 expenditures were used to purchase additional equipment in response to increased demand, including a plate milling machine and partial payment for a seventh Vacuum-Arc Remelt (VAR) furnace being installed at the Bridgeville Facility.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $10.0 million scheduled to mature in June 2011. At March 31, 2006, the Company had $12.2 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2006.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

The Company anticipates that it will fund its 2006 working capital requirements and its capital expenditures primarily from funds generated from operations, borrowings and stock issuances resulting from the exercise of outstanding stock options. Financing the Company’s long-term liquidity requirements, including capital expenditures, is expected from a combination of internally generated funds, borrowings, stock issuance or other sources of external financing, if needed.

Critical Accounting Policies

Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, acknowledgement that title has passed to the customer and that normal payment terms apply. The impact on revenue was less than 1% of net sales in each period presented.

Revenue from conversion services is recognized when the performance of the service is complete. Invoiced shipping and handling costs are also accounted for as revenue. Customer claims are accounted for primarily as a reduction to gross sales after the matter has been researched and an acceptable resolution has been reached.

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its inventory. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible along with a reserve equal to 15% of 90-day or older balances not specifically reserved. However, the total reserve will not be less than 1% of trade accounts receivable. An inventory reserve is provided for material on hand for which management believes cost exceeds fair market value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2006 and 2005. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2005. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2006.

2006 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that second quarter 2006 sales will range from $43 to $48 million and that diluted EPS will range from $0.60 to $0.65. This compares with sales of $41.9 million and diluted EPS of $0.50 in the second quarter of 2005. The following factors were considered in developing these estimates:

•	The Company’s total backlog at March 31, 2006 approximated $118 million compared to $116 million at December 31, 2005, reflecting robust aerospace demand and continued strong power generation, petrochemical and tool steel markets.

•	The second quarter is also expected to benefit from a full-quarter contribution of the new vacuum-arc remelt furnace installed in December 2005, from the two additional milling machines and from a new plate flattener to be added late in the current quarter.

•	Sales from the Dunkirk Specialty Steel segment are expected to increase to $15 million due to anticipated increases in bar shipments, partially offset by lower rod and wire shipments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: May 12, 2006

/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006

/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)