Form 10-Q
period 2006-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2006-08-08
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, there were 6,437,986 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

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

The Company’s actual results may be affected by a wide range of factors including compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on certain critical manufacturing equipment; the Company’s ongoing requirement for continued compliance with environmental laws; compliance with newly promulgated workplace occupational exposure limit standards for hexavalent chromium in the stainless steel industry; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales	$48,019	$41,863	$92,956	$84,882
Cost of products sold	37,692	34,197	74,012	70,607
Selling and administrative expenses	2,879	2,385	5,135	4,292

Operating income	7,448	5,281	13,809	9,983
Interest expense	(269)	(200)	(535)	(372)
Other income	2	3	4	63

Income before taxes	7,181	5,084	13,278	9,674
Income tax provision	2,585	1,831	4,780	3,483

Net income	$4,596	$3,253	$8,498	$6,191

Earnings per share – Basic	$0.72	$0.51	$1.32	$0.97

Earnings per share – Diluted	$0.69	$0.50	$1.29	$0.96

Weighted average shares of Common Stock outstanding
Basic	6,426,374	6,363,831	6,421,848	6,357,189
Diluted	6,615,204	6,451,326	6,588,813	6,459,901

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Derived from audited Statements)
ASSETS
Current assets
Cash and cash equivalents	$512	$620
Accounts receivable, (less allowance for doubtful accounts of $324 and $271, respectively)	32,843	27,963
Inventory	59,129	51,398
Deferred taxes	1,398	1,084
Other current assets	1,452	1,706

Total current assets	95,334	82,771
Property, plant and equipment, net	49,560	45,761
Other assets	498	495

Total assets	$145,392	$129,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$13,660	$12,579
Deferred revenue	4,326	384
Outstanding checks in excess of bank balance	3,386	3,101
Accrued employment costs	3,981	2,958
Current portion of long-term debt	2,459	1,555
Other current liabilities	1,173	530

Total current liabilities	28,985	21,107
Long-term debt	16,849	17,317
Deferred taxes	9,609	9,600

Total liabilities	55,443	48,024

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,708,205 and 6,686,783 shares issued, respectively	7	7
Additional paid-in capital	30,163	29,712
Retained earnings	61,416	52,918
Treasury Stock at cost; 270,219 and 270,057 common shares held, respectively	(1,637)	(1,634)

Total stockholders’ equity	89,949	81,003

Total liabilities and stockholders’ equity	$145,392	$129,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,498	$6,191
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,639	1,532
Loss on retirement of fixed assets	—	342
Deferred income tax (decrease) increase	(343)	412
Stock based compensation expense	126	—
Tax benefit from exercise of stock options	—	115
Excess tax benefits from share-based payment arrangements	(115)	—
Changes in assets and liabilities:
Accounts receivable, net	(4,880)	(3,107)
Inventory	(7,731)	(9,955)
Trade accounts payable	1,081	4,731
Deferred revenue	3,942	151
Accrued employment costs	1,023	1,045
Other, net	899	890

Net cash provided by operating activities	4,139	2,347

Cash flow from investing activities:
Capital expenditures	(5,290)	(2,931)

Net cash used in investing activities	(5,290)	(2,931)

Cash flows from financing activities:
Revolving line of credit net borrowings (repayments)	714	(4,057)
Proceeds from long-term debt	—	8,050
Long-term debt repayments	(278)	(618)
Increase (decrease) in outstanding checks in excess of bank balance	285	(2,186)
Proceeds from the issuance of common stock	207	312
Excess tax benefits from share-based payment arrangements	115	—

Net cash provided by financing activities	1,043	1,501

Net (decrease) increase in cash and cash equivalents	(108)	917
Cash and cash equivalents at beginning of period	620	241

Cash and cash equivalents at end of period	$512	$1,158

Supplemental disclosure of cash flow information:
Interest paid	$508	$361
Income taxes paid, net of refunds received	$4,535	$3,556

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, balance sheets as of June 30, 2006 and December 31, 2005, and statements of cash flows for the six-month periods ended June 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2006 and December 31, 2005 and the consolidated results of operations and of cash flows for the periods ended June 30, 2006 and 2005, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Weighted average number of shares of Common Stock outstanding	6,426,374	6,363,831	6,421,848	6,357,189
Effect of dilutive securities	188,830	87,495	166,965	102,712

Weighted average number of shares of Common Stock outstanding, as adjusted	6,615,204	6,451,326	6,588,813	6,459,901

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

The Company’s Consolidated Financial Statements as of and for the three- and six-month periods ended June 30, 2006 reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three- and six-month periods ended June 30, 2006 was $65,000 and $126,000, respectively. The tax benefit associated with the stock compensation expense recognized was $24,000 and $44,000, respectively. The effect of adopting SFAS 123R was a reduction in Diluted Earnings Per Common Share of approximately $0.01 per share for the three- and six-month periods ended June 30, 2006. In accordance with SFAS 123R, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. On a pro forma basis, the stock compensation expense for the three- and six-month periods ended June 30, 2005, determined under the provisions of SFAS 123, net of taxes, was $53,000, $0.01 per diluted share, and $97,000, or $0.02 per diluted share, respectively.

Note 4 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$8,302	$5,192
Semi-finished and finished steel products	48,899	44,010
Operating materials	1,928	2,196

Total inventory	$59,129	$51,398

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Land and land improvements	$1,396	$1,396
Buildings	8,323	7,531
Machinery and equipment	58,464	54,232
Construction in progress	5,290	4,892

	73,473	68,051
Accumulated depreciation	(23,913)	(22,290)

Property, plant and equipment, net	$49,560	$45,761

In March 2005, the Company incurred a write-off of $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility.

Note 6 – Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
PNC Bank term loan	$10,000	$10,000
PNC Bank revolving credit facility	6,831	6,117
Government debt	2,474	2,742
Capital lease obligations	3	13

	19,308	18,872
Less amounts due within one year	(2,459)	(1,555)

Total long-term debt	$16,849	$17,317

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $10.0 million scheduled to mature in June 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2006. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2006.

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

After in-depth investigation, it is the Company’s position that the suit is without merit, and it intends to vigorously defend that position. The Company is currently engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company is cooperating with the EPA to resolve these issues, and believes resolution of these issues will not have a material adverse effect on the Company’s financial condition.

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales:
Universal Stainless & Alloy Products	$45,700	$37,157	$84,837	$75,582
Dunkirk Specialty Steel	16,179	12,372	30,166	26,039
Intersegment	(13,860)	(7,666)	(22,047)	(16,739)

Consolidated net sales	$48,019	$41,863	$92,956	$84,882

Operating income:
Universal Stainless & Alloy Products	$5,844	$3,644	$10,793	$6,323
Dunkirk Specialty Steel	2,257	1,835	3,724	3,698
Intersegment	(653)	(198)	(708)	(38)

Total operating income	$7,448	$5,281	$13,809	$9,983

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$218	$125	$431	$233
Dunkirk Specialty Steel	51	75	104	139

Total interest expense and other financing costs	$269	$200	$535	$372

Other income
Universal Stainless & Alloy Products	$1	$2	$2	$5
Dunkirk Specialty Steel	1	1	2	58

Total other income	$2	$3	$4	$63

	June 30, 2006	December 31, 2005
Total assets:
Universal Stainless & Alloy Products	$112,336	$101,652
Dunkirk Specialty Steel	31,641	25,602
Corporate assets	1,415	1,773

	$145,392	$129,027

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2006 and 2005 is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$35,015	$34,205	$68,433	$67,824
Tool steel	7,410	4,359	13,237	10,376
High-strength low alloy steel	3,241	1,642	5,793	2,764
High-temperature alloy steel	1,744	711	4,113	1,736
Conversion services	504	850	1,233	1,964
Other	105	96	147	218

Total net sales	48,019	41,863	92,956	84,882
Cost of products sold	37,692	34,197	74,012	70,607
Selling and administrative expenses	2,879	2,385	5,135	4,292

Operating income	$7,448	$5,281	$13,809	$9,983

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales:
Service centers	$26,318	$17,050	$49,356	$35,357
Rerollers	7,377	11,250	15,224	23,278
Forgers	6,857	7,907	14,421	14,170
Original equipment manufacturers	4,956	2,598	9,555	4,922
Wire redrawers	1,876	2,113	3,020	4,985
Conversion services	504	850	1,233	1,964
Miscellaneous	131	95	147	206

Total net sales	$48,019	$41,863	$92,956	$84,882

Tons Shipped	12,741	13,383	24,785	28,613

Three- and six-month periods ended June 30, 2006 as compared to the similar periods in 2005

Net sales for the three- and six-month period ended June 30, 2006 increased $6.2 million and $8.1 million, respectively, as compared to the similar periods in 2005. These increases are primarily due to increased shipments of higher value-added products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs.

Cost of products sold, as a percentage of net sales, was 78.5% and 81.7% for the three-month periods ended June 30, 2006 and 2005, respectively, and was 79.6% and 83.2% for the six-month periods ended June 30, 2006 and 2005, respectively. The decreases are primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing costs.

Selling and administrative expenses increased by $494,000 and $843,000 in the three-and six-month periods ended June 30, 2006, respectively, as compared to the similar periods in 2005. These increases are primarily due to higher employment costs related to continued growth of the business, and included $65,000 and $126,000, respectively related to the January 1, 2006 adoption of SFAS 123R. In addition, the Company expensed $230,000 related to fees paid to-date in 2006 for outside consultants to assist the Company in evaluating its current system of internal accounting controls in preparation for compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by the receipt of an additional property tax invoice from AK Steel related to the Bridgeville Facility and the write-off of an office building at the Dunkirk Specialty Steel facility in 2005. Under a previous lease agreement, the Company was responsible to reimburse AK Steel for a portion of the property taxes assessed against the Bridgeville Facility. In June 2005, the Company received an invoice for prior year property taxes that required the Company to record an additional expense of $174,000. As of March 31, 2005, attempts to sell the Dunkirk office building since February 2002 had not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to reduce the value of the Dunkirk office building by $184,000 at that time.

Interest expense and other financing costs increased by $69,000 for the three-month period ended June 30, 2006 as compared to June 30, 2005 and increased by $163,000 for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. The increases were primarily due to an increased use of the revolving line of credit at higher interest rates, partially offset by the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month periods ended June 30, 2006 and 2005 was 36.0%. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2006 and 2005 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$22,444	$23,536	$46,011	$45,313
Tool steel	7,254	4,247	12,614	10,154
High-strength low alloy steel	1,690	920	2,929	1,313
High-temperature alloy steel	718	703	1,759	1,728
Conversion services	384	705	922	1,656
Other	72	43	112	160

	32,562	30,154	64,347	60,324
Intersegment	13,138	7,003	20,490	15,258

Total net sales	45,700	37,157	84,837	75,582
Material cost of sales	20,346	18,454	37,754	38,280
Operation cost of sales	17,484	13,304	32,735	28,083
Selling and administrative expenses	2,026	1,755	3,555	2,896

Operating income	$5,844	$3,644	$10,793	$6,323

Net sales for the three- and six-month periods ended June 30, 2006 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $8.5 million, or 23.0%, in comparison to the three-month period ended June 30, 2005 and $9.3 million, or 12.2%, in comparison to the similar 2005 six-month period. These increases reflect increased shipments of billet product to the Dunkirk Specialty Steel segment and of higher value-added products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs.

Operating income increased by $2.2 million, or 60.4%, for the three-month period ended June 30, 2006 as compared to June 30, 2005 and increased by $4.5 million, or 70.7%, for the six-month period ended June 30, 2006 in comparison to the similar 2005 six-month period. The increases are primarily due to an improved mix of higher margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, the 2005 first quarter results were negatively impacted by the write-off of $342,000 of fixed assets in Bridgeville mainly for flat bar processing equipment resulting from the Company’s decision to move all of its small flat bar production to the Dunkirk facility.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$12,571	$10,669	$22,422	$22,511
Tool steel	156	112	623	222
High-strength low alloy steel	1,551	722	2,864	1,451
High-temperature alloy steel	1,026	8	2,354	8
Conversion services	120	145	311	308
Other	33	53	35	58

	15,457	11,709	28,609	24,558
Intersegment	722	663	1,557	1,481

Total net sales	16,179	12,372	30,166	26,039
Material cost of sales	8,938	6,442	16,909	13,556
Operation cost of sales	4,131	3,465	7,953	7,389
Selling and administrative expenses	853	630	1,580	1,396

Operating income	$2,257	$1,835	$3,724	$3,698

Net sales for the three- and six-month periods ended June 30, 2006 for this segment increased by $3.8 million, or 30.8%, in comparison to the three-month period ended June 30, 2005 and $4.1 million, or 15.8%, in comparison to the similar 2005 six-month period. These increases are due primarily to increased shipments of bar products, offset by decreased shipments of stainless steel rod and wire products, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material and natural gas costs. The reduction in rod and wire shipments is primarily due to the Company’s decision to not accept customer orders for certain products that did not meet its margin requirements. The Company expects this trend to continue based on increasing wire and rod import levels currently being experienced.

Operating income increased by $422,000, or 23.0%, for the three-month period ended June 30, 2006 as compared to June 30, 2005 and by $26,000, or 0.7%, for the six-month period ended June 30, 2006 in comparison to the similar 2005 six-month period. The increases are primarily increased shipments of higher margin products at higher selling prices, including surcharges, offset by lower margin shipments of rod and wire products and the higher cost of raw materials at the time of feedstock procurement. The 2005 first quarter results were negatively impacted by the write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were not prospective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in 2002.

Liquidity and Capital Resources

The Company has financed its operating activities primarily through cash on hand at the beginning of the period and additional borrowings. At June 30, 2006, working capital approximated $66.3 million, as compared to $61.7 million at December 31, 2005. Inventory increased $7.7 million due to higher material costs and the shift in product mix that requires a longer production cycle. Accounts receivable increased $4.9 million as a result of increased sales for the three-month period ended June 30, 2006 in comparison to the three-month period ended December 31, 2005. The increase in current liabilities is primarily related to the timing of raw material receipts, higher income taxes payable and the receipt of cash in advance of product shipments by certain customers, recorded as deferred revenue. The ratio of current assets to current liabilities decreased from 3.9:1 at December 31, 2005 to 3.3:1 at June 30, 2006. The debt to capitalization ratio was 17.7% at June 30, 2006 and 18.9% at December 31, 2005.

Cash received from sales of $45.5 million and $92.0 million for the three- and six-month periods ended June 30, 2006 and of $42.9 million and $81.9 million for the three- and six-month periods ended June 30, 2005 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2006	2005	2006	2005
Raw material purchases	$20,469	$21,647	$39,969	$40,522
Employment costs	7,710	7,005	17,487	15,019
Utilities	4,899	4,102	9,952	8,053
Other	13,945	9,073	20,418	15,978

Total uses of cash	$47,023	$41,827	$87,826	$79,572

Cash used in raw material purchases increased in 2006 in comparison to 2005 primarily due to higher quantities of product purchased and higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last eighteen-month period.

	June 2006	December 2005	June 2005	December 2004
Nickel	$9.41	$6.09	$7.33	$6.25
Chrome	$0.64	$0.51	$0.73	$0.70
Molybdenum	$25.28	$27.11	$37.47	$32.46
Carbon Scrap	$0.15	$0.12	$0.07	$0.18

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. The Company maintains sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material costs.

Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. The increase in other uses of cash, the majority of which is cash for income taxes, outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes.

Natural gas charges have increased by $1.3 million, or 31.8%, for the six-month period ended June 30, 2006 in comparison to the similar 2005 period primarily due to higher transaction prices. Since the beginning of 2005, the settlement price per million Btu’s for natural gas has fluctuated significantly, with settlement prices escalating to $13.91 in October 2005. Effective October 1, 2005, the Company adopted a natural gas surcharge on shipments, necessitated by the unprecedented rise in natural gas prices. There can be no assurance that these sales price adjustments will completely offset the Company’s natural gas costs.

The Company had capital expenditures for the six-month period ended June 30, 2006 of $5.3 million compared with $2.9 million for the same period in 2005. Most of the 2006 expenditures were used to purchase additional equipment in response to increased demand, including a plate flattener, milling machines and Vacuum-Arc Remelt furnaces installed or in the process of being installed at the Bridgeville Facility.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $10.0 million scheduled to mature in June 2011. At June 30, 2006, the Company had $8.2 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of June 30, 2006.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

The Company anticipates that it will fund its 2006 working capital requirements and its capital expenditures primarily from funds generated from operations, borrowings and stock issuances resulting from the exercise of outstanding stock options. Financing the Company’s long-term liquidity requirements, including capital expenditures, are expected from a combination of internally generated funds, borrowings and other sources of external financing, if needed.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2006. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2005. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2006.

2006 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that third quarter 2006 sales will range from $45 to $50 million and that diluted EPS will range from $0.65 to $0.70. This compares with sales of $43.1 million and diluted EPS of $0.51 in the third quarter of 2005. The following factors were considered in developing these estimates:

•	The Company’s total backlog at June 30, 2006 approximated $128 million compared to $118 million at March 31, 2006 reflecting robust aerospace demand and continued strong power generation, petrochemical and tool steel markets.

•	Sales from the Dunkirk Specialty Steel segment are expected to increase to $17 million due to the increased capability of the Bridgeville Facility to supply remelted steel feedstock as well as from increased headcount.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. The Company is currently engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 17, 2006, for the purpose of electing a board of directors, approving an amendment to the 1996 Employee Stock Purchase Plan and ratifying the appointment of an independent registered public accounting firm. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”
D. Dunn	6,213,237	16,372
G. Keane	6,124,037	105,572
C. McAninch	6,125,657	103,952
U. Toledano	6,061,278	168,331

An amendment to the 1996 Employee Stock Purchase Plan to reserve an additional 60,000 shares of common stock for issuance under the plan was approved by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”	Shares Not Voted
4,790,750	72,240	184,015	1,182,604

The appointment of Schneider Downs & Co., Inc. as independent accountants was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
6,212,255	16,754	600

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: August 8, 2006	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)