Form 10-Q
period 2006-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2006-11-13
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-25032

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

As of October 31, 2006, there were 6,482,336 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the current views of Universal Stainless & Alloy Products, Inc. (the “Company”) with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales	$55,110	$43,097	$148,066	$127,979
Cost of products sold	42,912	35,692	116,924	106,299
Selling and administrative expenses	3,038	2,043	8,173	6,335

Operating income	9,160	5,362	22,969	15,345
Interest expense	(275)	(223)	(810)	(595)
Other income	2	—	6	63

Income before taxes	8,887	5,139	22,165	14,813
Income tax provision	3,199	1,850	7,979	5,333

Net income	$5,688	$3,289	$14,186	$9,480

Earnings per share – Basic	$0.88	$0.52	$2.21	$1.49

Earnings per share – Diluted	$0.86	$0.51	$2.15	$1.47

Weighted average shares of
Common Stock outstanding
Basic	6,443,570	6,383,464	6,429,089	6,365,947
Diluted	6,615,784	6,490,056	6,596,787	6,469,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash and cash equivalents	$614	$620
Accounts receivable, (less allowance for doubtful accounts of $380 and $271, respectively)	37,784	27,963
Inventory	63,455	51,398
Deferred taxes	1,835	1,084
Other current assets	1,525	1,706

Total current assets	105,213	82,771
Property, plant and equipment, net	49,381	45,761
Other assets	500	495

Total assets	$155,094	$129,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$18,345	$12,579
Deferred revenue	2,882	384
Outstanding checks in excess of bank balance	2,547	3,101
Accrued employment costs	4,919	2,958
Current portion of long-term debt	2,414	1,555
Other current liabilities	2,037	530

Total current liabilities	33,144	21,107
Long-term debt	16,580	17,317
Deferred taxes	9,486	9,600

Total liabilities	59,210	48,024

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,719,955 and 6,686,783 shares issued, respectively	7	7
Additional paid-in capital	30,410	29,712
Retained earnings	67,104	52,918
Treasury Stock at cost; 270,219 and 270,057 common shares held, respectively	(1,637)	(1,634)

Total stockholders’ equity	95,884	81,003

Total liabilities and stockholders’ equity	$155,094	$129,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,186	$9,480
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	2,460	2,301
Loss on retirement of fixed assets	—	705
Deferred income tax (decrease) increase	(879)	193
Stock based compensation expense	193	—
Tax benefit from exercise of stock options	—	173
Excess tax benefits from share-based payment arrangements	(179)	—
Changes in assets and liabilities:
Accounts receivable, net	(9,821)	(4,530)
Inventory	(12,057)	(12,889)
Trade accounts payable	5,766	(32)
Deferred revenue	2,498	310
Accrued employment costs	1,961	1,466
Other, net	1,380	1,483

Net cash provided by (used in) operating activities	5,508	(1,340)

Cash flow from investing activities:
Capital expenditures	(5,587)	(5,233)

Net cash used in investing activities	(5,587)	(5,233)

Cash flows from financing activities:
Revolving line of credit net borrowings (repayments)	1,036	(197)
Proceeds from long-term debt	—	8,050
Deferred financing costs	—	(48)
Long-term debt repayments	(914)	(755)
Increase (decrease) in outstanding checks in excess of bank balance	(554)	248
Proceeds from the issuance of common stock	326	554
Excess tax benefits from share-based payment arrangements	179	—

Net cash provided by financing activities	73	7,852

Net (decrease) increase in cash and cash equivalents	(6)	1,279
Cash and cash equivalents at beginning of period	620	241

Cash and cash equivalents at end of period	$614	$1,520

Supplemental disclosure of cash flow information:
Interest paid	$781	$502
Income taxes paid, net of refunds received	$7,641	$4,841

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, balance sheets as of September 30, 2006 and December 31, 2005, and statements of cash flows for the nine-month periods ended September 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2006 and December 31, 2005 and the consolidated results of operations and of cash flows for the periods ended September 30, 2006 and 2005, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Weighted average number of shares of Common Stock outstanding	6,443,570	6,383,464	6,429,089	6,365,947
Effect of dilutive securities	172,214	106,592	167,698	104,006

Weighted average number of shares of Common Stock outstanding, as adjusted	6,615,784	6,490,056	6,596,787	6,469,953

Note 3 – New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SOP 123R-3”). The Company has applied the provisions of SAB 107 and of SOP 123R-3 in its adoption of SFAS 123R.

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

The Company’s Consolidated Financial Statements as of and for the three- and nine-month periods ended September 30, 2006 reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three- and nine-month periods ended September 30, 2006 was $67,000 and $193,000, respectively. The tax benefit associated with the stock compensation expense recognized was $23,000 and $67,000, respectively. The effect of adopting SFAS 123R was a reduction in both Basic and Diluted Earnings per Common Share of approximately $0.01 and $0.02 per share for the three- and nine-month periods ended September 30, 2006. In accordance with SFAS 123R, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. On a pro forma basis, the stock compensation expense for the three- and nine-month periods ended September 30, 2005, determined under the provisions of SFAS 123, net of taxes, was $50,000, $0.01 per share, and $147,000, or $0.02 per share, respectively.

In September 2006, the FASB issued a FASB Staff Position titled “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends an American Institute of Certified Public Accountants Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs, which is the policy we presently use to record planned plant outage costs on an interim basis within a fiscal year. The FSP is effective as of the beginning of the Company’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP, the Company will report results using the deferral method whereby material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six month period, while other maintenance costs are expensed as incurred. The Company is currently analyzing the retrospective effects of the FSP on prior periods.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have an effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating this Interpretation during the current fiscal year to determine its potential impact when effective.

In May 2005, The FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, effective for years beginning after December 15, 2005. The adoption of this Statement will not have an effect on our financial statements.

Note 4 - Inventory

The major classes of inventory are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Raw materials and supplies	$8,863	$5,192
Semi-finished and finished steel products	52,690	44,010
Operating materials	1,902	2,196

Total inventory	$63,455	$51,398

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Land and land improvements	$1,396	$1,396
Buildings	8,323	7,531
Machinery and equipment	63,096	54,232
Construction in progress	1,297	4,892

	74,112	68,051
Accumulated depreciation	(24,731)	(22,290)

Property, plant and equipment, net	$49,381	$45,761

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

Note 6 – Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
PNC Bank term loan	$9,500	$10,000
PNC Bank revolving credit facility	7,153	6,117
Government debt	2,338	2,742
Capital lease obligations	3	13

	18,994	18,872
Less amounts due within one year	(2,414)	(1,555)

Total long-term debt	$16,580	$17,317

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $9.5 million scheduled to mature in June 2011. The outstanding principal balance is payable in quarterly installments of $500,000 beginning September 30, 2006. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at September 30, 2006.

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

Note 8 - Business Segments

The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel LLC`, the Company’s wholly owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling and finishing of specialty steel bar, rod and wire products. The segment data are as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales:
Universal Stainless & Alloy Products	$47,191	$39,972	$132,028	$115,554
Dunkirk Specialty Steel	19,835	13,990	50,001	40,029
Intersegment	(11,916)	(10,865)	(33,963)	(27,604)

Consolidated net sales	$55,110	$43,097	$148,066	$127,979

Operating income:
Universal Stainless & Alloy Products	$4,047	$4,017	$14,840	$10,340
Dunkirk Specialty Steel	3,811	1,757	7,535	5,455
Intersegment	1,302	(412)	594	(450)

Total operating income	$9,160	$5,362	$22,969	$15,345

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$222	$175	$653	$408
Dunkirk Specialty Steel	53	48	157	187

Total interest expense and other financing costs	$275	$223	$810	$595

Other income
Universal Stainless & Alloy Products	$1	$—	$3	$5
Dunkirk Specialty Steel	1	—	3	58

Total other income	$2	$—	$6	$63

	September 30, 2006	December 31, 2005
Total assets:
Universal Stainless & Alloy Products	$119,311	$101,652
Dunkirk Specialty Steel	33,037	25,602
Corporate assets	2,746	1,773

	$155,094	$129,027

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$41,726	$35,573	$110,159	$103,397
Tool steel	5,408	4,805	18,645	15,181
High-strength low alloy steel	4,529	1,506	10,322	4,270
High-temperature alloy steel	2,932	587	7,045	2,323
Conversion services	461	569	1,694	2,533
Other	54	57	201	275

Total net sales	55,110	43,097	148,066	127,979
Cost of products sold	42,912	35,692	116,924	106,299
Selling and administrative expenses	3,038	2,043	8,173	6,335

Operating income	$9,160	$5,362	$22,969	$15,345

Market Segment Information

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales:
Service centers	$26,394	$18,039	$75,750	$53,396
Rerollers	9,856	9,762	25,080	33,040
Forgers	10,614	8,572	25,035	22,742
Original equipment manufacturers	4,421	3,148	13,976	8,070
Wire redrawers	3,310	2,949	6,330	7,934
Conversion services	461	569	1,694	2,533
Miscellaneous	54	58	201	264

Total net sales	$55,110	$43,097	$148,066	$127,979

Tons Shipped	13,636	11,952	38,421	40,565

Three- and nine-month periods ended September 30, 2006 as compared to the similar periods in 2005

Net sales for the three- and nine-month periods ended September 30, 2006 increased $12.0 million and $20.1 million, respectively, as compared to the similar periods in 2005. These increases are primarily due to increased shipments of higher value-added products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs.

Cost of products sold, as a percentage of net sales, was 77.9% and 82.8% for the three-month periods ended September 30, 2006 and 2005, respectively, and was 79.0% and 83.1% for the nine-month periods ended September 30, 2006 and 2005, respectively. The decreases are primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing costs.

Selling and administrative expenses increased by $995,000 and $1.8 million in the three-and nine-month periods ended September 30, 2006, respectively, as compared to the similar periods in 2005. These increases are primarily due to higher employment costs related to continued growth of the business, and included $67,000 and $193,000, respectively related to the January 1, 2006 adoption of SFAS 123R. In addition, the Company expensed $367,000 related to a software project the Company terminated during the three-month period ended September 30, 2006. The Company also expensed $183,000 and $413,000 for the three- and nine-month periods ended September 30, 2006 related to fees paid for outside consultants to assist the Company in evaluating its current system of internal accounting controls for purposes of future compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at such time as Section 404 becomes applicable to the Company. These 2006 expenses were partially offset by a $104,000 write-off of software development costs in the three-month period ended September 30, 2005; the write-off of an office building at the Dunkirk Specialty Steel facility and the receipt of an additional property tax invoice from AK Steel related to the Bridgeville Facility in 2005. As of March 31, 2005, attempts to sell the Dunkirk office building since February 2002 had not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to reduce the value of the Dunkirk office building by $184,000 at that time. Under a previous lease agreement, the Company was responsible to reimburse AK Steel for a portion of the property taxes assessed against the Bridgeville Facility. In June 2005, the Company received an invoice for prior year property taxes that required the Company to record an additional expense of $174,000.

Interest expense and other financing costs increased by $52,000 for the three-month period ended September 30, 2006 as compared to September 30, 2005 and increased by $215,000 for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005. The increases were primarily due to an increased use of the revolving line of credit at higher interest rates, partially offset by the continued reduction in long-term debt outstanding.

The effective income tax rate utilized in the three-month and nine-month periods ended September 30, 2006 and 2005 was 36.0%. The effective income rate utilized in the current period reflects the anticipated effect of the Company’s permanent tax deductions against expected income levels.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2006 and 2005 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$28,342	$23,551	$74,353	$68,864
Tool steel	4,852	4,569	17,466	14,723
High-strength low alloy steel	2,107	574	5,036	1,887
High-temperature alloy steel	931	507	2,690	2,235
Conversion services	321	466	1,243	2,122
Other	39	57	151	217

	36,592	29,724	100,939	90,048
Intersegment	10,599	10,248	31,089	25,506

Total net sales	47,191	39,972	132,028	115,554
Material cost of sales	24,055	20,876	61,809	59,156
Operation cost of sales	16,965	13,651	49,700	41,734
Selling and administrative expenses	2,124	1,428	5,679	4,324

Operating income	$4,047	$4,017	$14,840	$10,340

Net sales for the three- and nine-month periods ended September 30, 2006 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $7.2 million, or 18.1%, in comparison to the three-month period ended

September 30, 2005 and $16.5 million, or 14.3%, in comparison to the similar 2005 nine-month period. These increases reflect increased shipments of higher value-added products to the service center and original equipment manufacturer markets, offset by decreased shipments to the other market segments served, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs.

Operating income increased by $30,000, or 0.8%, for the three-month period ended September 30, 2006 as compared to September 30, 2005 and increased by $4.5 million, or 43.5%, for the nine-month period ended September 30, 2006 in comparison to the similar 2005 nine-month period. The increases are primarily due to an improved mix of higher margin products shipped, in conjunction with the impact of raw material and natural gas surcharges and base price increases implemented since January 1, 2005, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, the results for the three- and nine-month periods ended September 30, 2005 were negatively impacted by fixed asset write-offs of $259,000 and $601,000, respectively.

Dunkirk Specialty Steel Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Net sales:
Stainless steel	$13,384	$12,022	$35,806	$34,533
Tool steel	556	236	1,179	458
High-strength low alloy steel	2,422	932	5,286	2,383
High-temperature alloy steel	2,001	80	4,355	88
Conversion services	140	103	451	411
Other	15	—	50	58

	18,518	13,373	47,127	37,931
Intersegment	1,317	617	2,874	2,098

Total net sales	19,835	13,990	50,001	40,029
Material cost of sales	10,847	8,190	27,756	21,746
Operation cost of sales	4,263	3,428	12,216	10,817
Selling and administrative expenses	914	615	2,494	2,011

Operating income	$3,811	$1,757	$7,535	$5,455

Net sales for the three- and nine-month periods ended September 30, 2006 for this segment increased by $5.8 million, or 41.8%, in comparison to the three-month period ended September 30, 2005 and $10.0 million, or 24.9%, in comparison to the similar 2005 nine-month period. These increases are due primarily to increased shipments of bar products, offset by decreased shipments of rod and wire products, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs. The reduction in rod and wire shipments is primarily due to the Company’s decision to not accept customer orders for certain products that did not meet its margin requirements. The Company expects this trend to continue based on increasing wire and rod import levels currently being experienced.

Operating income increased by $2.1 million, or 116.9%, for the three-month period ended September 30, 2006 as compared to September 30, 2005 and by $2.1 million, or 38.1%, for the nine-month period ended September 30, 2006 in comparison to the similar 2005 nine-month period. The increases are primarily due to increased shipments of higher margin products at higher selling prices, a reduction in shipments of lower margin rod and wire products and the positive impact recognized from the timing of feedstock procurement in relation to the raw material surcharge included in the selling prices. The 2005 nine-month period results were negatively impacted by the write-off of an office building that was part of the original purchase of the Dunkirk assets in February 2002. The asset value of $184,000 was written off once it was determined that there were no prospective buyers for the property. The building had been available for sale since the Company purchased Dunkirk Specialty Steel in 2002.

Liquidity and Capital Resources

The Company has financed its operating activities primarily through cash on hand at the beginning of the period and additional borrowings. At September 30, 2006, working capital approximated $72.1 million, as compared to $61.7 million at December 31, 2005. Inventory increased $12.1 million due to higher material costs and the shift in product mix that requires a longer production cycle. Accounts receivable increased $9.8 million as a result of increased sales for the three-month period ended September 30, 2006 in comparison to the three-month period ended December 31, 2005. The increase in current liabilities is primarily related to the timing and cost of raw material receipts, higher accrued employment costs and income taxes payable and the receipt of cash in advance of product shipments by certain customers, recorded as deferred revenue. The ratio of current assets to current liabilities decreased from 3.9:1 at December 31, 2005 to 3.2:1 at September 30, 2006. The debt to capitalization ratio was 16.5% at September 30, 2006 and 18.9% at December 31, 2005.

Cash received from sales of $48.7 million and $140.6 million for the three- and nine-month periods ended September 30, 2006 and of $41.9 million and $123.9 million for the three- and nine-month periods ended September 30, 2005 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2006	2005	2006	2005
Raw material purchases	$22,255	$29,426	$62,224	$69,948
Employment costs	8,554	7,866	26,041	22,885
Utilities	4,250	3,897	14,202	11,950
Other	12,241	4,424	32,659	20,474

Total uses of cash	$47,300	$45,613	$135,126	$125,257

Cash used in raw material purchases declined in 2006 in comparison to 2005 primarily due to lower air melt production and timing of raw material receipts and payments, partially offset by higher raw material prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last two-year period.

	September 2006	December 2005	September 2005	December 2004
Nickel	$13.67	$6.09	$6.45	$6.25
Chrome	$0.63	$0.51	$0.59	$0.70
Molybdenum	$27.26	$27.11	$33.72	$32.46
Carbon Scrap	$0.12	$0.12	$0.12	$0.18

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

Natural gas charges have increased by $1.5 million, or 24.6%, for the nine-month period ended September 30, 2006 in comparison to the similar 2005 period primarily due to higher transaction prices. Since the beginning of 2005, the settlement price per million Btu’s for natural gas has fluctuated significantly, with settlement prices escalating to $13.91 in October 2005. Effective October 1, 2005, the Company adopted a natural gas surcharge on shipments, necessitated by the unprecedented rise in natural gas prices. There can be no assurance that these sales price adjustments will completely offset the Company’s natural gas costs.

The Company had capital expenditures for the nine-month period ended September 30, 2006 of $5.6 million compared with $5.2 million for the same period in 2005. Most of the 2006 expenditures were used to purchase additional equipment in response to increased demand, including a plate flattener, milling machines and a Vacuum-Arc Remelt furnace installed at the Bridgeville Facility.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $9.5 million scheduled to mature in June 2011. At September 30, 2006, the Company had $7.8 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of September 30, 2006.

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

Critical Accounting Policies

Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, acknowledgement that title has passed to the customer and that normal payment terms apply. The impact on revenue approximates 1% of net sales in each period presented.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2006. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2005. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2006.

2006 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that fourth quarter 2006 sales will range from $45 to $50 million and that diluted EPS will range from $0.70 to $0.75. This compares with sales of $42.0 million and diluted EPS of $0.55 in the fourth quarter of 2005. The following factors were considered in developing these estimates:

•	The Company’s total backlog at September 30, 2006 remained at high levels, approximating $124 million compared to $128 million at June 30, 2006.

•	Despite continued strong end market demand, the Company expects normal year-end plant closings and inventory adjustments by its customers as well as trucking constraints to impact its sales company-wide. In line with this, sales from the Dunkirk Specialty Steel segment are expected to approximate $17 million in the fourth quarter of 2006.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: November 13, 2006	/s/ C. M. McAninch
Clarence M. McAninch President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)