Form 10-K
period 2006-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2007-03-01
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, based on the closing price of $29.27 per share on that date, was $36,310,079. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2007, there were 6,636,074 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 15, 2007.

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

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. Annual domestic consumption of specialty steels approximated 2.8 million tons in 2005 according to the Specialty Steel Industry of North America (“SSINA”). Of this amount, approximately 2.0 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products that the Company does not produce. According to SSINA data through September 30, 2006, consumption in 2006 has increased 11% from 2005 levels.

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

High-Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have very high nickel content relative to other types of specialty steels. High-temperature alloy steels are manufactured for use generally in the aerospace industry.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2006	2005	2004
(dollars in thousands)
Stainless steel	$151,633	$135,588	$94,530
Tool steel	23,389	20,737	17,075
High-strength low alloy steel	16,467	6,606	3,682
High-temperature alloy steel	9,837	3,694	2,468
Conversion service	2,137	3,030	2,386
Other	410	367	501

Total net sales	$203,873	$170,022	$120,642

RAW MATERIALS

The Company’s Bridgeville facility depends on the delivery of key raw materials for its day-to-day operations. These key raw materials are ferrous and non-ferrous scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum and copper. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and dealers. Alloys are generally purchased from domestic agents and originate in Australia, Canada, China, Russia and South Africa. Political disruptions in countries such as these could cause supply interruptions and affect the availability and price of the raw materials purchased by the Company.

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2006 and 2005 due to significant increases in transaction prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations. For substantially all semi-finished products, the surcharge is calculated at the time of order entry, based on average raw material prices reported for the previous 20-day period. For substantially all finished products, the surcharge is calculated based on average raw material prices reported for the previous 20-day period from the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it can not immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company, and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

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

CUSTOMERS

The Company’s customer base increased from 501 customers at December 31, 2005 to 504 customers at December 31, 2006. The Company’s five largest customers in the aggregate accounted for approximately 43% and 46% of net sales for the years ended December 31, 2006 and 2005, respectively. Sales to Carpenter Technology Corporation (“CRS”), Reliance Steel & Aluminum and Fry Steel accounted for 12.5%, 10.5% and 10.4% of the Company’s net sales for the year ended December 31, 2006, respectively, and accounted for 17.2%, 7.6% and 9.5% of the Company’s net sales for the year ended December 31, 2005, respectively. The accounts receivable balances from these customers comprised approximately 23% of total accounts receivable at December 31, 2006 and 2005. No other customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2006 and 2005.

The Company maintains a supply contract agreement with Talley Metals, a subsidiary of CRS, that continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last twelve-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

BACKLOG

The Company primarily manufactures products to meet specific customer orders. The Company’s backlog of orders on hand as of December 31, 2006, was approximately $120 million as compared to approximately $116 million at the same time in 2005. The increase in the backlog is primarily due to strong product demand and base price increases implemented during 2006. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximates one million tons. The Company restricts its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that nine domestic companies that manufacture one or more similar specialty steel products are significant competitors, including Allegheny Technologies Incorporated (“ATI”) and CRS. There are many smaller producing companies and material converters in the United States who are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2005 and 2004 was 53% and 41%, respectively, for stainless bar, and 63% and 65%, respectively, for stainless rod. Import penetration was lower than these levels during the first nine months of 2006, with stainless bar at 50% and stainless rod 44% import penetration.

The Continued Dumping and Subsidy Offset Act of 2000 (the “CDSOA”) provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. The assets purchased for the operations of Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. The Company has joined other domestic producers in the filing of trade actions against foreign producers.

In 2003 and in accordance with the CDSOA, the Company filed claims to receive its appropriate share of the import duties collected and was notified that it was awarded $604,000, of which $10,000 was received in 2003. The remaining payment was not received until 2004, when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in connection with a lawsuit challenging the distribution method of the import duties. In 2004, the Company received $507,000, net of expenses incurred, as part of its 2004 award. In January 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004. In December 2005, the Company received a net payment of $358,000 as its 2005 award, and, in November 2006, the Company received a net payment of $463,000 as its 2006 award.

The Company expects to benefit from the CDSOA until its scheduled expiration on September 30, 2007. The amount of future benefits is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

The Company also faces competition from producers of certain alternative materials, particularly aluminum, composites and plastics. Any competitive factors that adversely affect the market for finished products manufactured by the Company or its customers could indirectly adversely affect the demand for the Company’s specialty steel products. See the information under the heading “Competition” in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and all of its United Steelworkers (the “USW”) represented employees and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2006, the Company had 316 employees at its Bridgeville facility, 47 employees at its Titusville facility and 164 employees at its Dunkirk facility, of whom 258, 40 and 140 were USW members, respectively.

Collective Bargaining Agreements

The Company recognizes the USW as the exclusive representative for the Company’s hourly employees with respect to the terms and conditions of their employment. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Dunkirk	February 2002	October 2007
Bridgeville	December 2002	August 2008
Titusville	October 2005	September 2010

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

The Company also participates in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the 401(k) retirement plan even though the Company contributions ceased. The Company also makes a monthly contribution to the 401(k) retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution will be dependent upon each salaried employee’s contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2006, the Company had issued 90,311 shares of Common Stock since the plan’s inception.

Safety

The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, the USW agreements provide that employees will be entitled to receive 50% of the savings, if any, of reduced workers’ compensation insurance premiums obtained due to reductions in the state experience modifier issued to the Company.

On February 28, 2006, the U.S. Department of Labor Occupational Safety and Health Organization (“OSHA”) promulgated a revised workplace occupational exposure limit standard for hexavalent chromium. Companies that produce or work with stainless steel may be required to construct and install engineering controls necessary to meet the new exposure limits. The Company believes that it is compliant with the revised standard and continues to evaluate its ability to comply with the revised standard. There can be no assurance that the Company, or its customers, operate in compliance with the revised standard and may be obligated to install engineering controls necessary to meet the new exposure limits or that the Company, or its customers, would have the financial resources to do so.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations (collectively, “Environmental Laws”), including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances. The Company monitors its compliance with Environmental Laws applicable to it and, accordingly, believes that it is currently in compliance with all laws and regulations in all material respects. In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (the “EPA”) alleging violations of certain permitting issues at the Bridgeville facility. The Company is cooperating with the EPA to resolve these issues. The Company is subject periodically to environmental compliance reviews by various regulatory offices. The Company may be liable for the remediation of contamination associated with generation, handling and disposal activities. Environmental costs could be incurred, which may be significant, related to environmental compliance, at any time or from time to time in the future.

EXECUTIVE OFFICERS

The following table sets forth, as of December 31, 2006, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Clarence M. McAninch (71)	1994	President and Chief Executive Officer

Paul McGrath (55)	1996	Vice President of Operations, General Counsel and Secretary

Richard M. Ubinger (47)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

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

On January 16, 2007, the Company announced that Kenneth W. Matz has been named President of the Company and that Mr. McAninch assumed the new title of Chairman of the Board and Chief Executive Officer. Mr. Matz, 55, had been employed by Gibraltar Industries since 1988 and served as President of its Processed Metals Group from 2002 to 2007. In addition, Mr. McGrath assumed the new title of Vice President of Administration, General Counsel and Secretary.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATED CUSTOMER BASE

Net sales to the Company’s three largest customers and their affiliates approximated 34%, 34% and 40% of total 2006, 2005 and 2004 sales, respectively. The accounts receivable balances from these three customers comprised approximately 23% of total accounts receivable at December 31, 2006 and 2005. The Company’s five largest customers in the aggregate accounted for approximately 43% of 2006 net sales and 33% of receivables. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

AEROSPACE MARKET

A large portion of the Company’s sales represent products sold to customers in the aerospace market. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

SUPPLY OF RAW MATERIALS AND COST OF RAW MATERIALS

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant volatility in the price of the Company’s principal raw materials could adversely affect the Company’s financial results. See the information under the headings “Raw Materials” in Item 1, Business, and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

LABOR MATTERS

The Company has 438 employees out of a total of 527 who are covered under collective bargaining agreements. The collective bargaining agreement for the Dunkirk facility employees will expire in October 2007. There can be no assurance that the Company will succeed in concluding a collective bargaining agreement with the union to replace the one that expires.

RELIANCE ON CRITICAL MANUFACTURING EQUIPMENT

The Company’s manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as the Company’s electric-arc furnace, its ESR and VAR furnaces, and its universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company’s operations would not be substantially curtailed, which may have a negative effect on the Company’s financial results. See Item 2, Properties.

SAFETY MATTERS

On February 28, 2006, the U.S. Department of Labor Occupational Safety and Health Organization (“OSHA”) promulgated a revised workplace occupational exposure limit standard for hexavalent chromium. Companies that produce or work with stainless steel may be required to construct and install engineering controls necessary to meet the new exposure limits. The Company believes that it is compliant with the revised standard and continues to evaluate its ability to comply with the revised standard. There can be no assurance that the Company, or its customers, operate in compliance with the revised standard and may be obligated to install engineering controls necessary to meet the new exposure limits or that the Company, or its customers, would have the financial resources to do so.

ENVIRONMENTAL ISSUES

In December 2005, the Company received a Notice of Violation from the EPA alleging violations of certain permitting issues at the Bridgeville facility. The Company is cooperating with the EPA to resolve these issues. See the information under the heading “Environmental” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

In the future, the Company may be required to file a report on internal accounting controls, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, with the filing of future Form 10-Ks. In order to comply, the Company will be required to increase the amount of documentation surrounding its internal control system and provide evidence that the system has been properly tested to support management’s conclusions. While the Company believes its internal control system is adequate in all material respects, there is no assurance that the Company will not identify a material weakness requiring disclosure in the future. See information under the heading “Accounting Matter” in Item 1, Business, and in Item 9A, Controls and Procedures, in this Annual Report on Form 10-K.

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

The Company owns its Bridgeville facility, which consists of approximately 600,000 square feet of floor space on approximately 51 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations. In January 2007 the Company completed renovations to one of the buildings acquired from AK Steel (“AKS”) in 2005 and moved the Company’s executive offices into the building.

The Company owns its Titusville facility, which consists of seven buildings on approximately 10 acres, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

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

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and that the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position. The Company is currently engaged in the pre-trial phase of the proceedings and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company. The trial is now listed on the May 2007 trial docket for the Court of Common Pleas of Allegheny County, Pennsylvania.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2006, a total of 6,839,543 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 145 holders of record. There were 270,469 shares of the issued Common Stock of the Company held in treasury at December 31, 2006.

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

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2006		2005
	High	Low	High	Low
First quarter	$26.25	$14.94	$18.33	$13.50
Second quarter	$37.05	$22.52	$14.85	$12.00
Third quarter	$30.47	$21.62	$17.24	$12.00
Fourth quarter	$37.90	$21.56	$17.01	$12.22

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans A
Equity compensation plans approved by security holders	378,900	$11.77	162,857
Equity compensation plans not approved by security holders	—	—	—

Total	378,900	$11.77	162,857

A	Includes 103,168 shares of common stock on stock options not issued under the Stock Incentive Plan and 59,689 available under the 1996 Employee Stock Purchase Plan, as amended.

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s stock with the cumulative total return on the equity securities of NASDAQ Market Index and a peer group selected by the Company, including the following companies: ATI, CRS and the Timken Company. The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends, if any, on the date of dividend payment. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG UNIVERSAL STAINLESS

NASDAQ MARKET INDEX AND PEER GROUP INDEX

	FISCAL YEAR ENDING
COMPANY/PEER/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Universal Stainless & Alloy Prod.	$100.00	$72.89	$130.12	$178.94	$180.72	$403.37
Company Selected Peer Group	100.00	68.61	108.53	173.86	245.21	440.60
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

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

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2006	2005	2004	2003	2002
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$203,873	$170,022	$120,642	$68,989	$70,877
Operating income (loss)	32,399	20,629	10,269	(2,382)	3,023
Net income (loss)	20,614	13,056	7,131	(1,417)	2,092

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$2,909	$620	$241	$4,735	$3,308
Total assets	155,115	129,027	107,840	84,925	84,044
Long-term debt	17,228	17,317	12,190	5,599	7,502
Stockholders’ equity	104,548	81,003	66,937	59,436	60,801

COMMON SHARE DATA
Basic earnings (loss) per share	$3.20	$2.05	$1.13	$(0.23)	$0.34
Diluted earnings (loss) per share	3.12	2.02	1.12	(0.23)	0.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers.

An analysis of the Company’s operations is as follows:

	2006		2005		2004
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$151,633	74.4%	$135,588	79.7%	$94,530	78.4%
Tool steel	23,389	11.5	20,737	12.2	17,075	14.2
High-strength low alloy steel	16,467	8.1	6,606	3.9	3,682	3.0
High-temperature alloy steel	9,837	4.8	3,694	2.2	2,468	2.0
Conversion services	2,137	1.0	3,030	1.8	2,386	2.0
Other	410	0.2	367	0.2	501	0.4

Total net sales	203,873	100.0	170,022	100.0	120,642	100.0
Total cost of products sold	160,682	78.8	140,952	82.9	102,972	85.4
Selling and administrative expenses	10,792	5.3	8,441	5.0	7,401	6.1

Operating income	$32,399	15.9%	$20,629	12.1%	$10,269	8.5%

Net sales by market segment are as follows:

	2006		2005		2004
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Service centers	$101,510	49.8%	$73,213	43.1%	$52,261	43.3%
Forgers	38,539	18.9	29,914	17.6	22,008	18.2
Rerollers	33,273	16.3	39,254	23.1	30,200	25.0
Original equipment manufacturers	18,368	9.0	13,992	8.2	8,349	6.9
Wire redrawers	9,660	4.8	10,263	6.0	5,008	4.2
Conversion services	2,137	1.0	3,030	1.8	2,386	2.0
Miscellaneous	386	0.2	356	0.2	430	0.4

Net sales	$203,873	100.0%	$170,022	100.0%	$120,642	100.0%

Tons shipped	50,485		51,233		48,350

2006 Results as Compared to 2005: The increase in net sales in 2006 reflects increased shipments of higher value-added products, primarily those that require vacuum-arc or electro-slag remelted steels, as well as higher surcharges assessed due to increased raw material costs. A substantial percentage of the net sales increase was derived from shipments of product to serve the increased demands of the aerospace market. Raw material costs, especially nickel, increased significantly during 2006 as a result of an increase in the global demand for stainless steel and supply volatility.

Cost of products sold, as a percent of net sales, decreased in 2006 as compared to 2005. This decrease is primarily due to the Company’s shift in product mix as well as the impact of rising raw material costs throughout 2006. The duration of the production cycle permitted the Company’s Dunkirk Specialty Steel facility to assess surcharges based on raw material costs that were higher than those costs incurred at the time the raw materials were purchased.

Selling and administrative expenses increased primarily due to higher employment costs resulting from continued growth of the business, and included $273,000 related to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Compensation related to stock-based compensation plans was not previously recognized as expense under the former accounting guidance, APB Opinion 25, “Accounting for Stock Issued to Employees.” Unrecognized stock-based compensation expense related to non-vested stock awards totaled $570,000 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 25 months.

The Company also expensed $367,000 related to a software project the Company terminated during the year and $413,000 related to fees paid for outside consultants to assist the Company in evaluating its current system of internal accounting controls for purposes of future compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company established a reserve of $193,000 for the probable settlement of an EPA violation and $200,000 for certain commercial product-claim issues that were more than offset by a $104,000 write-off of software development costs, the $184,000 write-off of an office building at the Dunkirk Specialty Steel facility and the receipt of an additional property tax invoice from AK Steel related to the Bridgeville Facility that required the Company to record an additional expense of $174,000 in 2005.

Interest expense and other financing costs increased from $851,000 in 2005 to $1.1 million in 2006. The increase was primarily due to the Company funding the increase in working capital to support higher raw material costs with a revolving line of credit and higher interest rates. This increase was partially offset by lower interest expense associated with existing term debt as the Company continued to fund its scheduled payments.

Other income, net increased from $437,000 in 2005 to $522,000 in 2006. The increase was primarily due to the receipt of $463,000, net of expenses, under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in 2006 in comparison to $414,000 received in 2005.

The 2006 effective income tax rate was 35.2% compared to a 35.4% tax rate in 2005. The change in the effective income tax rate is primarily attributable to a favorable shift of apportioned income for state income tax purposes as well as the impact of recognizing a $180,000 tax credit in Pennsylvania as a result of participating in the state’s Educational Improvement Tax in 2006.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

	2006		2005		2004
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$102,372	57.1%	$90,530	59.1%	$65,208	60.2%
Tool steel	21,747	12.1	20,047	13.1	16,672	15.4
High-temperature alloy steel	8,177	4.6	3,199	2.1	2,182	2.0
High-strength low alloy steel	3,787	2.1	3,254	2.1	1,576	1.5
Conversion service	1,530	0.9	2,534	1.6	1,961	1.8
Other	325	0.2	295	0.2	427	0.4

	137,938	77.0	119,859	78.2	88,026	81.3
Intersegment	41,232	23.0	33,399	21.8	20,208	18.7

Total net sales	179,170	100.0	153,258	100.0	108,234	100.0
Material cost of sales	85,298	47.6	75,568	49.3	49,967	46.2
Operation cost of sales	66,790	37.3	56,885	37.1	45,521	42.1
Selling and administrative expenses	7,392	4.1	5,791	3.8	5,253	4.8

Operating income	$19,690	11.0%	$15,014	9.8%	$7,493	6.9%

Net sales for the year ended December 31, 2006 increased $25.9 million, or 17%, in comparison to the year ended December 31, 2005 primarily due to increased shipments of higher value-added products to the forger, service center and OEM markets, offset by decreased shipments to the reroller market and a reduction in conversion services rendered, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs. Operating income for the year ended December 31, 2006 increased $4.7 million primarily due to the impact of the favorable product mix, higher surcharges assessed and base price increases implemented, more than offsetting higher raw material, labor, energy and other manufacturing costs.

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

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

	2006		2005		2004
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$49,261	70.1%	$45,058	85.0%	$29,322	84.4%
High-strength low alloy steel	8,290	11.8	3,407	6.4	2,106	6.1
High-temperature alloy steel	6,050	8.6	440	0.8	286	0.8
Tool steel	1,642	2.3	690	1.3	403	1.2
Conversion services	607	0.9	496	0.9	425	1.2
Other	85	0.1	72	0.1	74	0.2

	65,935	93.8	50,163	94.6	32,616	93.9
Intersegment	4,320	6.2	2,848	5.4	2,107	6.1

Total net sales	70,255	100.0	53,011	100.0	34,723	100.0
Material cost of sales	38,705	55.1	29,496	55.6	17,834	51.4
Operation cost of sales	16,654	23.7	14,141	26.7	11,653	33.5
Selling and administrative expense	3,400	4.8	2,650	5.0	2,148	6.2

Operating income	$11,496	16.4%	$6,724	8.9%	$3,088	8.9%

Net sales for the year ended December 31, 2006 increased $17.2 million, or 33%, in comparison to the year ended December 31, 2005 primarily due to increased shipments of higher value-added products requiring vacuum-arc remelting, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs. Operating income for the year ended December 31, 2006 increased $4.8 million primarily due to the impact of the favorable product mix, higher surcharges assessed and base price increases implemented, more than offsetting higher raw material, labor, energy and other manufacturing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $6.3 million and $3.3 million in the years ended December 31, 2006 and 2005, respectively, and used cash for operations of $9.7 million in the year ended December 31, 2004. Cash received from sales of $198.7 million, $167.2 million and $108.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	2006		2005		2004
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Raw material purchases	$92,117	47.9%	$88,772	54.1%	$58,121	49.2%
Employment costs	36,094	18.8	30,931	18.9	26,310	22.3
Utilities	18,528	9.6	17,812	10.9	12,976	11.0
Other	45,700	23.7	26,419	16.1	20,722	17.5

Total uses of cash	$192,439	100.0%	$163,934	100.0%	$118,129	100.0%

Cash used for raw material purchases increased in 2006 in comparison to 2005 and 2004 primarily due to higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last three-year period.

	December 2006	June 2006	December 2005	June 2005	December 2004	June 2004
Nickel	$15.68	$9.41	$6.09	$7.33	$6.25	$6.14
Chrome	$0.64	$0.64	$0.51	$0.73	$0.70	$0.73
Molybdenum	$24.87	$25.28	$27.11	$37.47	$32.46	$15.71
Carbon Scrap	$0.10	$0.15	$0.12	$0.07	$0.18	$0.11

The average price of nickel in December 2006 increased 67% since June 2006, and 157% since December 2005. Increased demand from foreign (primarily China) and domestic sources and supply volatility caused raw material market values to rise significantly throughout 2006. A significant portion of the increase between June 2006 and December 2006 occurred during a two-week period in July 2006. This event had a material negative impact on the operating margins of the Universal Stainless & Alloy Product Segment and a material positive impact on the operating margins of the Dunkirk Specialty Steel Segment. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it can not immediately absorb significant spikes in raw material prices. A material decline in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company, and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit-sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. In October 2004, the Company’s electricity costs at the Bridgeville facility increased by approximately $200,000 per month due, in part, to a Public Utility Commission ruling that reduced the number of off-peak power hours available to conduct its melting operations, and increased energy market prices. The Company expects that electrical distribution costs at the Bridgeville facility will increase by $1.6 million in 2007 due to a rate increase effective January 6, 2007, assuming the same rate of consumption as 2006.

The increase in other uses of cash is primarily attributable to making payments for federal and state income taxes, net of refunds received of $11.8 million, $6.7 million and $1.5 million in 2006, 2005 and 2004, respectively, as well as purchases of operating supplies and services to support higher production volumes.

At December 31, 2006, working capital approximated $80.3 million, as compared to $61.7 million at December 31, 2005. Accounts receivable represents $5.3 million and $3.4 million of the 2006 and 2005 increases in comparison to the prior year, which relates to the growth in net sales. Inventory, net of non-debt current liabilities, increased $11.6 million and $10.1 million in 2006 and 2005, respectively, in comparison to the prior year, primarily due to increased production volumes of higher margin products requiring longer production cycles and increased raw material costs incurred during the year. The cost of raw materials contained within work-in-process inventory is approximately $8.0 million higher at December 31, 2006, as compared to December 31, 2005, and $5.0 million higher at December 31, 2005, as compared to December 31, 2004, as a result of increased raw material transaction prices.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $7.7 million and $8.8 million in 2006 and 2005, respectively. Most of the 2006 expenditures were used to purchase additional equipment in response to increased demand, including a plate flattener, milling machines and a seventh VAR furnace installed at the Bridgeville facility. The 2005 expenditures also included purchases of additional equipment as well as a sixth VAR furnace, and the remainder was primarily for replacements of older fixed assets.

Capital expenditures are expected to approximate $10.0 million in 2007, based on current market conditions. The expenditures will be used principally for the purchase of new equipment and building improvements, and will be funded from operating cash flows. Commitments of additional capital expenditures may occur if market conditions continue to improve.

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

At December 31, 2006, the Company had $6.6 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement as of December 31, 2006. The Company believes it will maintain compliance with the financial covenants in effect throughout 2007.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 1996, the Company entered into a ten-year, 6% interest-bearing loan with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000, and was fully amortized in 2006. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2006, the total principal balance of these government-financed debt instruments is $2.2 million.

Stock-Based Financing Activity. The Company issued 152,760 and 85,671 shares of its Common Stock for the years ended December 31, 2006 and 2005, respectively, through its two stock-based compensation plans. In 2006, certain employees, officers and members of the Company’s Board of Directors exercised 144,125 stock options issued under the Stock Incentive Plan for $1,444,000 plus related tax benefits of $1,073,000. In 2005, certain employees and a member of the Company’s Board of Directors exercised 75,725 stock options issued under the Stock Incentive Plan for $703,000 plus related tax benefits of $207,000. The remaining shares were issued to employees participating in the Employee Stock Purchase Plan.

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company repurchased 412 shares in 2006, 157 shares in 2005 and no shares of Common Stock during 2004. The Company is authorized to repurchase 44,531 remaining shares of Common Stock under this program as of December 31, 2006.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2006, the Company had $2.9 million in cash and $6.6 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2005 was 4.2:1 compared with 3.9:1 at December 31, 2005, and the debt to total capitalization ratio was 15.8% compared with 18.9%, respectively.

The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2006, the Company had the following contractual obligations:

		Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$22,484	$3,469	$17,322	$1,618	$75
Operating lease obligations	81	40	41	—	—
Purchase obligations	7,839	7,839	—	—	—

Total contractual obligations	$30,404	$11,348	$17,363	$1,618	$75

Long-term debt includes the PNC Term Loan. The Company has a rate of interest of 6.65% at December 31, 2006. The table assumes the Company will maintain that interest rate until maturity. Long-term debt also includes an $8.4 million outstanding balance on the PNC Line, currently due to expire on June 30, 2009. The table assumes the PNC Line will not be extended and would mature at the current outstanding amount. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

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

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive their appropriate share of the import duties collected and received a net payment of $463,000 in 2006. The Company expects to benefit from the CDSOA until its scheduled expiration on September 30, 2007. The amount of future benefit is dependent on the amount of import duties collected and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials and energy, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements, sales price increases and surcharges.

CONTINGENT ITEMS

Product Claims. The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2006, the Company established a reserve of $200,000 for commercial product-claims related to three sales by Dunkirk Specialty Steel.

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

Legal Matters. On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne. The suit alleges that steel product manufactured by the Company was defective and that the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

After in-depth investigation, it is the Company’s position that the suit is without merit and it intends to vigorously defend that position, is currently engaged in the pre-trial phase of the proceedings, and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company. The trial is now listed on the May 2007 trial docket for the Court of Common Pleas of Allegheny County, Pennsylvania.

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies. Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2006, 2005 and 2004 were less than 1% of net sales.

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

The cost of inventory is principally determined by the first in, first-out (FIFO) method for material costs as well as the average cost method for operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds fair market value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2006 and 2005. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2005. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2006.

New Accounting Pronouncements. See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

FUTURE OUTLOOK

The Company enters 2007 with a total backlog of approximately $120 million and expects demand for aerospace, power generation, petrochemical and tool steel products to remain strong throughout the year. The Company also expects that its results will improve in 2007 in conjunction with the third quarter 2006 installation of a seventh VAR furnace at the Bridgeville facility that should increase the production output for certain higher-value-added products, and the installation of additional equipment in 2007.

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

The Company’s actual results will be affected by a wide range of factors, including those items described in Item 1A, Risk Factors. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2006 and 2005 due to significant increases in transaction prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations. For substantially all semi-finished products, the surcharge is calculated at the time of order entry, based on average raw material prices reported for the previous 20-day period. For substantially all finished products, the surcharge is calculated based on average raw material prices reported for the previous 20-day period from the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it can not immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

The Company is exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2006, $2.2 million of the Company’s total long-term debt has fixed interest rates. The remaining $17.4 million represents the outstanding balance on the PNC Line and PNC Term Loan that bear variable interest rates. Since the interest rate on this debt floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may increase. For example, a hypothetical 1% increase in the rate of interest on $17.4 million of outstanding floating-rate loans would result in increased annual interest costs of $174,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2006. In addition, our audits included the financial statement schedule as of December 31, 2006, 2005 and 2004 included in the index at Item 15 (2) (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Stainless & Alloy Products, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 1, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2006	2005	2004
(dollars in thousands, except per share information)
Net sales	$203,873	$170,022	$120,642
Cost of products sold	160,682	140,952	102,972
Selling and administrative expenses	10,792	8,441	7,401

Operating income	32,399	20,629	10,269
Interest expense and other financing costs	(1,106)	(851)	(422)
Other income, net	522	437	1,119

Income before income tax expense	31,815	20,215	10,966
Provision for income taxes	11,201	7,159	3,835

Net income	$20,614	$13,056	$7,131

EARNINGS PER COMMON SHARE
Basic	$3.20	$2.05	$1.13
Diluted	$3.12	$2.02	$1.12

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,451,037	6,375,257	6,304,909
Diluted	6,612,530	6,479,114	6,379,579

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,909	$620
Accounts receivable (less allowance for doubtful accounts of $338 and $271)	33,308	27,963
Inventory	66,019	51,398
Deferred taxes	1,611	1,084
Other current assets	1,433	1,706

Total current assets	105,280	82,771
Property, plant and equipment, net	49,251	45,761
Other assets	584	495

Total assets	$155,115	$129,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$13,123	$12,579
Outstanding checks in excess of bank balance	3,427	3,101
Current portion of long-term debt	2,364	1,555
Accrued employment costs	4,121	2,958
Other current liabilities	1,902	914

Total current liabilities	24,937	21,107
Long-term debt	17,228	17,317
Deferred taxes	8,402	9,600

Total liabilities	50,567	48,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,839,543 and 6,686,783 shares issued	7	7
Additional paid-in capital	32,654	29,712
Retained earnings	73,532	52,918
Treasury Stock at cost; 270,469 and 270,057 common shares held	(1,645)	(1,634)

Total stockholders’ equity	104,548	81,003

Total liabilities and stockholders’ equity	$155,115	$129,027

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005	2004
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,614	$13,056	$7,131
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,337	3,085	3,061
Loss on retirement of fixed assets	911	705	—
Deferred taxes (decrease) increase	(1,836)	(90)	724
Stock-based compensation expense	273	—	—
Tax benefit from exercise of stock options	—	207	51
Excess tax benefits from share-based payment arrangements	(1,073)	—	—
Changes in assets and liabilities:
Accounts receivable	(5,345)	(3,401)	(11,872)
Inventory	(14,621)	(13,080)	(16,037)
Accounts payable	544	913	4,981
Accrued employment costs	1,163	1,128	997
Refundable income taxes received	10	145	1,443
Other, net	2,324	663	(196)

Net cash provided by (used in) operating activities	6,301	3,331	(9,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets and real property through purchase agreements	—	(344)	—
Capital expenditures	(7,716)	(8,464)	(3,586)

Net cash used in investing activities	(7,716)	(8,808)	(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit	2,275	(2,518)	8,635
Proceeds from long-term debt	—	8,050	—
Long-term debt repayment	(1,555)	(894)	(1,944)
Increase in outstanding checks in excess of bank balance	326	463	1,825
Deferred financing costs	—	(48)	(26)
Proceeds from issuance of Common Stock	1,585	803	319
Excess tax benefits from share-based payment arrangements	1,073	—	—

Net cash provided by financing activities	3,704	5,856	8,809

Net increase (decrease) in cash and cash equivalents	2,289	379	(4,494)
Cash and cash equivalents at beginning of period	620	241	4,735

Cash and cash equivalents at end of period	$2,909	$620	$241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid (net of amount capitalized)	$1,063	$779	$410
Income taxes paid	$11,778	$6,693	$1,545

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Description of the Company. Universal Stainless & Alloy Products, Inc. (the “Company”) manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, treating, and hot and cold rolling of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers, which primarily include the power generation and aerospace industries, and wire redrawers. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total reserve will not be less than 1% of total accounts receivable. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense for fiscal years 2006, 2005 and 2004 was $77,000, $125,000 and $471,000, respectively.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Maintenance and repairs are charged to expense as incurred, and costs of improvements and renewals are capitalized. Major maintenance costs are expensed in the same annual period as incurred; however, the estimated costs are expensed throughout the year on a pro rata basis. Maintenance expense for the fiscal year 2006, 2005 and 2004 was $12,020,000, $11,928,000 and $9,203,000, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 5 and 25 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which generally does not exceed three years. Depreciation and amortization expense for fiscal year 2006, 2005 and 2004 was $3,315,000, $3,058,000 and $3,046,000, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2006 and 2005. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building to selling and administrative expenses in 2005.

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

Revenue is also recognized in certain situations in which products available for shipment are held at the Company’s facility beyond the stated shipment date at the customer’s specific request. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2006, 2005 and 2004 were less than 1% of net sales.

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

Stock-Based Compensation Plans. Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is calculated on the measurement date, the date of grant, using the Black-Scholes option-pricing model, and is recognized ratably over the service period of the award. The tax effects of exercising stock options are added to additional paid-in capital at the exercise date.

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options, and common shares are assumed issued. The assumed proceeds from the exercise of stock options are used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the dilutive potential common shares outstanding.

New Accounting Pronouncements. In September 2006, the FASB issued FASB Staff Position entitled “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends an American Institute of Certified Public Accountants Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs, which is the policy the Company presently uses to record planned plant outage costs on an interim basis within a fiscal year. The FSP is effective as of the beginning of the Company’s 2007 fiscal year, with retrospective application to all prior periods presented. Under the FSP, the Company will report results using the deferral method whereby material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six-month period, while other maintenance costs are expensed as incurred. The restatement of maintenance expenses for the years ended December 31, 2006, 2005 and 2004 is expected to change previously reported financial data by the following amounts:

	Increase (Decrease) in Previously Reported Amounts
	2006	2005	2004
(dollars in thousands, except per share amounts)
Cost of products sold	$40	$484	$(696)
Net income	(24)	(298)	428
Earnings per common share:
Basic	$(0.01)	$(0.05)	$0.07
Diluted	$(0.01)	$(0.05)	$0.06

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes there are no known uncertain tax positions at December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, effective for years beginning after December 15, 2005. The adoption of this Statement did not have an effect on the financial statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2006	2005
(dollars in thousands)
Raw materials and supplies	$9,558	$5,192
Semi-finished and finished steel products	54,891	44,010
Operating materials	1,570	2,196

Total inventory	$66,019	$51,398

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2006	2005
(dollars in thousands)
Land and land improvements	$1,573	$1,396
Buildings	8,469	7,531
Machinery and equipment	63,484	54,232
Construction in progress	1,330	4,892

	74,856	68,051
Accumulated depreciation	(25,605)	(22,290)

Property, plant and equipment, net	$49,251	$45,761

In 2003, the Company entered into a $200,000 Deferred Loan Agreement that matured on December 31, 2006 with the Dunkirk Local Development Corporation. No principal or interest payments were required under the Deferred Loan Agreement provided that the Company hired and retained 30 new employees through the Deferred Loan Agreement maturation date, with more than 50% of those jobs made available to certain Dunkirk City residents. The Company previously applied the proceeds to reduce the acquisition cost of new equipment at the Company’s Dunkirk facility, in anticipation of meeting the employment provisions of the loan. As of December 31, 2006, the Company believes that it met all of the conditions of the Deferred Loan Agreement.

Property, plant and equipment included a capital lease with Armco, which merged with and into AKSt in 1999, for the ESR building, which houses the Company’s four electro-slag remelting (“ESR”) furnaces, a new vacuum-arc remelting furnace and ancillary equipment. In October 2005, the Company purchased the ESR building and certain other parcels.

In 2005, the Company wrote off $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility. The Company also wrote off $259,000 of Bridgeville production-related fixed assets and $104,000 of corporate software costs that were retired or being replaced.

In 2006, the Company wrote off $911,000 of capitalized assets including $367,000 related to a capitalized software project the Company terminated during the year.

Note 4: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2006	2005
(dollars in thousands)
PNC Term Loan	$9,000	$10,000
PNC Bank revolving credit facility	8,392	6,117
Government debt	2,200	2,742
Capital lease obligation	—	13

	19,592	18,872
Less amounts due within one year	(2,364)	(1,555)

Total long-term debt	$17,228	$17,317

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

Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at December 31, 2006.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011 and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 1996, the Company entered into a ten-year, 6% interest-bearing loan agreement with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000, and was fully amortized in 2006. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million.

The Company leases certain office equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under operating leases are as follows:

For the years ended December 31,	2007	2008	2009	2010	2011	Thereafter	Total
(dollars in thousands)
Long-term debt maturities	$2,364	$2,383	$10,795	$2,423	$1,432	$195	$19,592
Operating lease minimum payments	40	33	8	—	—	—	81

Note 5: Income Taxes

Components of the provision for income taxes are as follows:

For the years ended December 31,	2006	2005	2004
(dollars in thousands)
CURRENT PROVISION (BENEFIT)
Federal	$11,957	$6,801	$3,373
State	1,080	448	(262)

	13,037	7,249	3,111

DEFERRED PROVISION (BENEFIT)
Federal	(1,609)	14	436
State	(227)	(104)	288

	(1,836)	(90)	724

Provision for income taxes	$11,201	$7,159	$3,835

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:
For the years ended December 31,	2006	2005	2004
Federal statutory tax	35.0%	35.0%	34.0%
State income taxes, net of federal tax impact	2.3	2.0	2.6
Government grants, net of federal tax impact	(0.8)	(1.1)	(1.5)
Other, net	(1.3)	(0.5)	(0.1)

Effective income tax rate	35.2%	35.4%	35.0%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to fifteen years from its 2002 acquisition date. The Company recognized tax credit benefits of $378,000 and $332,000 for fiscal year 2006 and 2005, respectively, of which $339,000 and $239,000 was applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

Deferred taxes result from the following:

December 31,	2006	2005
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$171	$124
Inventory	811	584
Accrued liabilities	478	306
FAS 123-R compensation expense	80	—
Dunkirk office building impairment	71	70

	1,611	1,084
State tax carryforwards	472	361

	$2,083	$1,445

DEFERRED TAX LIABILITIES
Property, plant and equipment	$8,402	$9,600

State tax carryforwards represent New York Empire Zone tax credits with no expiration date and are included in other assets.

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

	Common Shares Outstanding	Common Stock	Additional Paid- In Capital	Retained Earnings	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at December 31, 2003	6,564,306	$7	28,329	$32,731	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,057		85
Exercise of Stock Options	27,749		285
Net income				7,131

Balance at December 31, 2004	6,601,112	$7	$28,699	$39,862	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,946		103
Exercise of Stock Options	75,725		910
Net income				13,056
Purchase of Treasury Stock					157	(3)

Balance at December 31, 2005	6,686,783	$7	$29,712	$52,918	270,057	$(1,634)
Common Stock issuance under Employee Stock Purchase Plan	8,635		152
Exercise of Stock Options	144,125		2,790
Net income				20,614
Purchase of Treasury Stock					412	(11)

Balance at December 31, 2006	6,839,543	$7	$32,654	$73,532	270,469	$(1,645)

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 44,531 remaining shares of Common Stock under this program as of December 31, 2006.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2006 and 2005, there were no shares issued or outstanding.

Note 7: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 is performed as follows:

	2006		2005		2004
For the years ended December 31,	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands)
Income available to common Stockholders	$20,614	6,451,037	$13,056	6,375,257	$7,131	6,304,909
Effect of dilutive securities	—	161,493	—	103,857	—	74,670

Income available to common Stockholders plus assumed conversion	$20,614	6,612,530	$13,056	6,479,114	$7,131	6,379,579

EARNINGS PER COMMON SHARE
Basic	$3.20		$2.05		$1.13
Diluted	$3.12		$2.02		$1.12

Note 8: Stock-Based Compensation Plans

At December 31, 2006, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors, and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The Company may grant options up to a maximum of 950,000 shares of Common Stock, of which 103,168 are available for grant at December 31, 2006. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted-Average Grant-Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2004	246,668	103,839	$3.44	482,999	$8.99
Granted	(92,000)	92,000	$5.77	92,000	$11.15
Stock options exercised				(27,749)	$8.44
Stock awards vested		(41,714)	$3.82
Forfeited	35,575	(5,375)	$7.86	(35,575)	$8.95

Balance, December 31, 2004	190,243	148,750	$4.80	511,675	$9.14
Granted	(50,000)	50,000	$6.54	50,000	$14.84
Stock options exercised				(75,725)	$6.64
Stock awards vested		(61,450)	$4.46
Forfeited	3,300			(3,300)	$11.25

Balance, December 31, 2005	143,543	137,300	$5.57	482,650	$9.69
Granted	(60,000)	60,000	$9.23	60,000	$21.36
Stock options exercised				(144,125)	$10.02
Stock awards vested		(63,500)	$5.15
Forfeited	19,625	(19,625)	$10.15	(19,625)	$10.15

Balance, December 31, 2006	103,168	114,175	$7.80	378,900	$11.77

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.12 to $7.35	124,300	4.6	$6.57	118,925	$6.64
$8.45 to $9.94	64,850	3.3	$9.75	62,300	$9.77
$10.83 to $13.42	93,875	4.0	$11.85	65,250	$12.02
$14.18 to $18.15	50,875	8.4	$15.27	18,250	$15.40
$19.25 to $32.20	45,000	9.6	$24.94	—	$—

Outstanding at end of year	378,900	5.3	$11.77	264,725	$9.30

Exercisable at end of year	264,725	4.0

Proceeds from stock option exercises totaled $1.4 million in 2006, $703,000 in 2005 and $234,000 in 2004. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $1.1 million in 2006, $207,000 in 2005 and $51,000 in 2004.

Based upon the closing stock price of $33.48, the aggregate intrinsic value of outstanding stock options and outstanding exercisable stock options was $8.2 million and $6.4 million, respectively, at December 31, 2006. Intrinsic value of stock options is calculated as the amount by which the market price of USAP common stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised was $2.8 million in 2006, $538,000 in 2005 and $132,000 in 2004. The total fair value of share awards vested was $327,000 during 2006, $274,000 in 2005 and $180,000 in 2004.

Stock-Based Compensation Expense. The Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees and directors be recognized as compensation expense in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The compensation expense recognized and its related tax effects are included in additional paid-in capital. Additional paid-in capital is further adjusted for the difference between compensation expense recorded under SFAS 123R and compensation expense reported for tax purposes upon actual exercise of employee stock options.

As a result of applying the provisions of SFAS 123R during 2006, the Company recognized stock-based compensation expense of $273,000. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The tax benefit associated with the stock compensation expense recognized in the accompanying Consolidated Statements of Operations was $95,000. The increase in stock-based compensation expense related to stock options, resulted in a $0.02 decrease in both basic and diluted earnings per share during 2006. Cash flows from financing activities for 2006 included $1.1 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to non-vested stock awards totaled $570,000 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 25 months.

Valuation of Stock-Based Compensation. The fair value of the Corporation’s employee stock options granted is estimated on the measurement date, which, for the Corporation, is the date of grant. The Company has elected to use the Black-Scholes option-pricing model, which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of options granted are detailed in the table below:

	2006	2005	2004
Risk-free interest rate	3.19 to 5.04%	3.76 to 4.50%	3.01 to 3.81%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	50 to 60%	40 to 45%	45 to 50%
Weighted-average expected market price volatility	47.6%	43.5%	56.3%
Expected term	5.0 years	5.0 years	5.0 years

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options at the grant date. No dividend yield was assumed because the Company does not pay cash dividends on common stock and currently has no plans to pay a dividend. Expected volatility is based on the long-term historical volatility (estimated over a period equal to the expected term of the options) of the Company’s stock. In estimating the fair value of stock options under the Black-Scholes option-pricing model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Pro Forma Net Income and Earnings Per Common Share. In accordance with SFAS 123R, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

For the years ended December 31,	2005	2004
(dollars in thousands, except per share information)
Net income, as reported	$13,056	$7,131
Total stock-based compensation expense determined under fair-value-based method, net of taxes	(201)	(179)

Pro forma net income	$12,855	$6,952

EARNINGS PER SHARE
Basic – as reported	$2.05	$1.13
Basic – pro forma	$2.02	$1.10
Diluted – as reported	$2.02	$1.12
Diluted – pro forma	$1.98	$1.09

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. At the Annual Meeting of Stockholders of the Company held May 17, 2006, shareholders approved an amendment to the Stock Purchase Plan to reserve an additional 60,000 shares of common stock for issuance under the plan. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2006, the Company has issued 90,311 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2006, 2005 and 2004, the Company expensed $5,285,000, $3,510,000 and $1,965,000, respectively, under these plans.

Note 9: Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company accrues its contributions to the hourly employee plan based on time worked, while contributions to the salaried plan are accrued as a fixed amount per month. Company contributions to both plans are funded periodically.

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

The total expense for the years ended December 31, 2006, 2005 and 2004 was $888,000, $772,000 and $654,000, respectively, including $572,000, $449,000 and $399,000, respectively, for the multi-employer Trust. No other post-retirement benefit plans exist.

Note 10: Commitments and Contingencies

The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company has established a reserve of $193,000 for the probable settlement of the violation, is cooperating with the EPA to resolve these issues, and believes they will not have a material adverse effect on financial condition. The Company is not aware of any other environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2006, the Company established a reserve of $200,000 for commercial product-claims related to three sales by Dunkirk Specialty Steel.

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleges that steel product manufactured by the Company was defective and that the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective. As a result, Teledyne is claiming damages relating to the recall, replacement and repair of aircraft engines.

After in-depth investigation, it is the Company’s position that the suit is without merit. The Company intends to vigorously defend that position, is currently engaged in the pre-trial phase of the proceedings, and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company. The trial is now listed on the May 2007 trial docket for the Court of Common Pleas of Allegheny County, Pennsylvania.

The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of CRS (“Talley Metals”). While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and to average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices.

The CDSOA provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive its appropriate share of the import duties collected and, was notified that it was awarded $604,000, of which $10,000 was received in 2003. The remaining payment was not received until 2004 when a favorable ruling was issued by the U.S. Court of Appeals for the Federal Circuit in a lawsuit challenging the distribution method of the import duties. In 2004 the Company received $507,000, net of expenses incurred, as part of its 2004 award. In January 2005, the Company received an additional $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004. The Company received a net payment of $358,000 in December 2005 as its 2005 award. In 2006 the Company received $463,000, net of expenses incurred

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2006, the Company’s total purchase obligations were $7,839,000, all of which will be due in year 2007.

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

At December 31, 2006, 83% of the Company’s 527 employees are covered by USW collective bargaining agreements, and 27% of employees are covered by an agreement for the Dunkirk facility that expires in October 2007.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes, and property, plant and equipment.

For the years ended December 31,	2006	2005	2004
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$179,170	$153,258	$108,234
Dunkirk Specialty Steel	70,255	53,011	34,723
Intersegmnet	(45,552)	(36,247)	(22,315)

	$203,873	$170,022	$120,642

OPERATING INCOME (LOSS)
Universal Stainless & Alloy Products	$19,690	$15,014	$7,493
Dunkirk Specialty Steel	11,496	6,724	3,088
Intersegment	1,213	(1,109)	(312)

	$32,399	$20,629	$10,269

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$889	$608	$268
Dunkirk Specialty Steel	217	243	154

	$1,106	$851	$422

OTHER INCOME, NET
Universal Stainless & Alloy Products	$55	$19	$35
Dunkirk Specialty Steel B	467	418	1,084

	$522	$437	$1,119

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$3,058	$2,858	$2,907
Dunkirk Specialty Steel	214	167	117
Corporate	65	60	37

	$3,337	$3,085	$3,061

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$6,397	$7,585	$3,047
Dunkirk Specialty Steel	41	1,150	478
Corporate	1,278	73	61

	$7,716	$8,808	$3,586

A	Includes amortization of deferred financing costs and debt discount of $23,000, $27,000 and $15,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
B	Includes net receipt of import duties of $463,000 in 2006, $414,000 in 2005 and $1.1 million in 2004.

December 31,	2006	2005
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$117,744	$101,652
Dunkirk Specialty Steel	31,473	25,602
Corporate	5,898	1,773

	$155,115	$129,027

The following table presents net sales by product line:

For the years ended December 31,	2006	2005	2004
(dollars in thousands)
Stainless steel	$151,633	$135,588	$94,530
Tool steel	23,389	20,737	17,075
High-strength low alloy steel	16,467	6,606	3,682
High-temperature alloy steel	9,837	3,694	2,468
Conversion services	2,137	3,030	2,386
Other	410	367	501

Total net sales	$203,873	$170,022	$120,642

Net sales to the Company’s three largest customers and their affiliates approximated 34%, 34% and 40% of total 2006, 2005 and 2004 sales, respectively. The accounts receivable balances from these customers comprised approximately 23% of total accounts receivable at December 31, 2006 and 2005.

The Company derives less than 4% of its revenues from markets outside of the United States and the Company has no assets located outside the United States.

Note 12: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2006 DATA
Net sales	$44,937	$48,019	$55,110	$55,807
Gross profit margin	8,617	10,327	12,198	12,049
Operating income	6,361	7,448	9,160	9,430
Provision for income taxes	2,195	2,585	3,199	3,222
Net income	3,902	4,596	5,688	6,428

Earnings per common share:
Basic	$0.61	$0.72	$0.88	$0.99
Diluted	$0.59	$0.69	$0.86	$0.97

2005 DATA
Net sales	$43,019	$41,863	$43,097	$42,043
Gross profit margin	6,609	7,666	7,405	7,390
Operating income	4,702	5,281	5,362	5,284
Provision for income taxes	1,652	1,831	1,850	1,826
Net income	2,938	3,253	3,289	3,576

Earnings per common share:
Basic	$0.46	$0.51	$0.52	$0.56
Diluted	$0.45	$0.50	$0.51	$0.55

The Company’s 2006 fourth quarter earnings were positively impacted by the receipt of import duties of $463,000 and a reduction in the annual income tax rate to 35.4% from 36.0%. The change in the effective income tax rate is primarily attributable to a favorable shift of apportioned income for state income tax purposes as well as the impact of recognizing a $180,000 tax credit in Pennsylvania as a result of participating in the state’s Educational Improvement Tax in the fourth quarter 2006. The Company’s 2005 fourth quarter earnings were positively impacted by the receipt of import duties of $358,000.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the last fiscal quarter of the fiscal year ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 15, 2007, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2006 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2007 Annual Meeting of Stockholders. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including its principal executive officer and principal financial officer. A copy is available, free of charge, through the Company’s website at http://www.univstainless.com. Information on the Company’s website is not part of this Annual Report on Form 10-K. The Company intends to timely disclose any amendment of or waiver under the Code of Business Conduct and Ethics on its website and will retain such information on its website as required by applicable SEC rules.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is set forth in the Proxy Statement under the heading “The Board of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

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

2) Consolidated Financial Statement Schedules:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2005 and 2006	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/Net Charge-Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVE:
Year ended December 31, 2004	$1,025	$379	$(571)	$833
Year ended December 31, 2005	833	823	(1,019)	637
Year ended December 31, 2006	637	1,295	(356)	1,576
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2004	$163	$394	$—	$557
Year ended December 31, 2005	557	125	(410)	272
Year ended December 31, 2006	272	78	(12)	338

3) Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	By-laws of the Company	Incorporated herein by reference to Exhibit 3.2 to Registration No. 33-85310.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Third Amended and Restated Credit Agreement, dated as of June 24, 2005, between the Company and PNC Bank, National Association	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

10.3	Employment Agreement dated November 20, 1998 by and between the Company and Clarence M. McAninch	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.4	Employment Agreement dated January 1, 1998 between the Company and Paul McGrath	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5	Employment Agreement dated January 1, 1998 between the Company and Richard M. Ubinger	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.6	Employment Agreement dated December 28, 2006 between the Company and Kenneth W. Matz	Filed herewith.

10.7	Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Clarence M. McAninch
Clarence M. McAninch
Chief Executive Officer

POWER OF ATTORNEY

Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Clarence M. McAninch and Paul A. McGrath, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ C. M. McANINCH Clarence M. McAninch	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ RICHARD M. UBINGER Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 1, 2007

/s/ DOUGLAS M. DUNN Douglas M. Dunn	Director	March 1, 2007

/s/ GEORGE F. KEANE George F. Keane	Director	March 1, 2007

/s/ UDI TOLEDANO Udi Toledano	Director	March 1, 2007