Form 10-Q
period 2007-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2007-05-11
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, there were 6,638,498 shares of the Registrant’s Common Stock issued and outstanding.

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

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with the negotiation of a new collective bargaining agreement with the hourly employees at the Dunkirk facility; the Company’s ongoing requirement for continued compliance with environmental laws; compliance with newly promulgated workplace occupational exposure limit standards for hexavalent chromium in the stainless steel industry; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2007	2006
Net sales	$56,239	$44,937
Cost of products sold	43,020	36,170
Selling and administrative expenses	2,554	2,256

Operating income	10,665	6,511
Interest expense	(227)	(266)
Other income	4	2

Income before taxes	10,442	6,247
Income tax provision	3,655	2,249

Net income	$6,787	$3,998

Earnings per common share – Basic	$1.03	$0.62

Earnings per common share – Diluted	$1.00	$0.61

Weighted-average shares of Common Stock outstanding
Basic	6,621,307	6,417,323
Diluted	6,761,157	6,559,491

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$882	$2,909
Accounts receivable (less allowance for doubtful accounts of $371 and $338, respectively)	36,917	33,308
Inventory	71,640	66,019
Deferred taxes	1,285	1,544
Other current assets	1,373	1,606

Total current assets	112,097	105,386
Property, plant and equipment, net	49,608	49,251
Other assets	718	584

Total assets	$162,423	$155,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$15,194	$13,123
Outstanding checks in excess of bank balance	4,326	3,427
Current portion of long-term debt	2,370	2,364
Accrued employment costs	3,599	4,121
Accrued income tax	2,358	544
Other current liabilities	1,619	1,358

Total current liabilities	29,466	24,937
Long-term debt	11,484	17,228
Deferred taxes	8,402	8,402

Total liabilities	49,352	50,567

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,909,293 and 6,839,543 shares issued	7	7
Additional paid-in capital	34,299	32,654
Retained earnings	80,425	73,638
Treasury Stock at cost; 270,795 and 270,469 common shares held	(1,660)	(1,645)

Total stockholders’ equity	113,071	104,654

Total liabilities and stockholders’ equity	$162,423	$155,221

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$6,787	$3,998
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	899	795
Deferred income tax increase (decrease)	113	(184)
Stock-based compensation expense	100	41
Excess tax benefits from share-based payment arrangements	(799)	(6)
Changes in assets and liabilities:
Accounts receivable, net	(3,609)	(1,881)
Inventory	(5,621)	(4,295)
Trade accounts payable	2,071	1,496
Deferred revenue	277	3,487
Accrued income tax payable	1,814	2,370
Accrued employment costs	(522)	(611)
Other, net	1,025	506

Net cash provided by operating activities	2,535	5,716

Cash flow from investing activities:
Capital expenditures	(1,253)	(2,216)

Net cash used in investing activities	(1,253)	(2,216)

Cash flows from financing activities:
Revolving line of credit net repayments	(5,149)	(3,296)
Long-term debt repayments	(589)	(141)
Net change in outstanding checks in excess of bank balance	899	(205)
Proceeds from issuance of common stock	731	3
Excess tax benefits from share-based payment arrangements	799	6

Net cash used in financing activities	(3,309)	(3,633)

Net decrease in cash and cash equivalents	(2,027)	(133)
Cash and cash equivalents at beginning of period	2,909	620

Cash and cash equivalents at end of period	$882	$487

Supplemental disclosure of cash flow information:
Interest paid	$255	$256
Income taxes paid, net of refunds received	$1,047	$82

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2007 and 2006, balance sheets as of March 31, 2007 and December 31, 2006, and statements of cash flows for the three-month periods ended March 31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2007 and December 31, 2006 and the consolidated results of operations and of cash flows for the periods ended March 31, 2007 and 2006, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2007	2006
Weighted-average number of shares of Common Stock outstanding	6,621,307	6,417,323
Effect of dilutive securities	139,850	142,168

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,761,157	6,559,491

Note 3 – New Accounting Pronouncement

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Staff Position entitled “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends an American Institute of Certified Public Accountants Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs, which was the policy the Company used to record planned plant outage costs on an interim basis within a fiscal year prior to 2007. Under the FSP, the Company will report results using the deferral method whereby material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six-month period, while other maintenance costs are expenses as incurred. The cumulative effect of the accounting change is to increase the Company’s retained earnings by $106,000 and $130,000 at December 31, 2006 and 2005, respectively. The retrospective application of the FSP is expected to change previously reported 2006 quarterly financial data by the following amounts:

	Increase (Decrease) in Previously Reported Amounts
	For the 2006 Three-Month Period Ended
(dollars in thousands, expect per share amounts)	March 31	June 30	September 30	December 31	Total
Cost of products sold	$150	$51	$2	$(243)	$40
Net income	96	33	1	(154)	(24)
Earnings per common share:
Basic	$0.02	$0.00	$0.00	$(0.03)	$(0.01)
Diluted	$0.02	$0.00	$0.00	$(0.03)	$(0.01)

Note 4 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	March 31, 2007	December 31, 2006
Raw materials and supplies	$15,020	$9,558
Semi-finished and finished steel products	55,030	54,891
Operating materials	1,590	1,570

Total inventory	$71,640	$66,019

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006
Land and land improvements	$1,978	$1,573
Buildings	8,553	8,469
Machinery and equipment	64,342	63,484
Construction in progress	1,236	1,330

	76,109	74,856
Accumulated depreciation	(26,501)	(25,605)

Property, plant and equipment, net	$49,608	$49,251

Note 6 – Long-Term Debt

Long-term debt consists of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006
PNC Bank term loan	$8,500	$9,000
PNC Bank revolving credit facility	3,243	8,392
Government debt	2,111	2,200

	13,854	19,592
Less amounts due within one year	(2,370)	(2,364)

Total long-term debt	$11,484	$17,228

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan scheduled to mature in June 2011. The outstanding principal balance on the term loan is payable in consecutive quarterly installments of $500,000. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2007.

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

After in-depth investigation, it is the Company’s position that the suit is without merit. The Company intends to vigorously defend that position, is engaged in the trial phase of the proceedings, and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company, which established a reserve at that time for the probable settlement of the violations, is cooperating with the EPA to resolve these issues, and believes that the issues will not have a material adverse effect on the Company’s financial condition.

The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2006, the Company established a reserve that it believes is adequate for certain claims.

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

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Net sales:
Universal Stainless & Alloy Products	$48,165	$39,137
Dunkirk Specialty Steel	20,440	13,987
Intersegment	(12,366)	(8,187)

Consolidated net sales	$56,239	$44,937

Operating income:
Universal Stainless & Alloy Products	$7,199	$5,106
Dunkirk Specialty Steel	3,821	1,460
Intersegment	(355)	(55)

Total operating income	$10,665	$6,511

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Interest expense and other financing costs:
Universal Stainless & Alloy Products	$188	$213
Dunkirk Specialty Steel	39	53

Total interest expense and other financing costs	$227	$266

Other income
Universal Stainless & Alloy Products	$3	$1
Dunkirk Specialty Steel	1	1

Total other income	$4	$2

(dollars in thousands)	March 31, 2007	December 31, 2006
Total assets:
Universal Stainless & Alloy Products	$125,206	$117,916
Dunkirk Specialty Steel	33,462	31,473
Corporate assets	3,755	5,832

	$162,423	$155,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2007 and 2006 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Net sales:
Stainless steel	$39,570	$33,418
Tool steel	7,097	5,827
High-strength low alloy steel	6,234	2,552
High-temperature alloy steel	2,745	2,369
Conversion services	489	729
Other	104	42

Total net sales	56,239	44,937
Cost of products sold	43,020	36,170
Selling and administrative expenses	2,554	2,256

Operating income	$10,665	$6,511

Tons Shipped	11,157	12,045

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Net sales:
Service centers	$29,105	$23,038
Forgers	12,574	7,564
Rerollers	7,192	7,847
Original equipment manufacturers	4,877	4,599
Wire redrawers	1,898	1,144
Conversion services	489	729
Miscellaneous	104	16

Total net sales	$56,239	$44,937

Three-month period ended March 31, 2007 as compared to the same period in 2006

The increase in net sales for the three-month period ended March 31, 2007 as compared to the similar period in 2006 reflects increased shipments of higher value-added products, as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the three-month period ended March 31, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to $21.01 in March 2007.

Cost of products sold, as a percentage of net sales, was 76.5% and 80.5% for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease is primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Selling and administrative expense was $2.6 million for the current quarter, an increase of $298,000 from the first quarter 2006 amount of $2.3 million. The increase is primarily due to higher employment costs related to continued growth of the business.

Interest expense and other financing costs decreased from $266,000 for the three-month period ended March 31, 2006 to $227,000 for the three-month period ended March 31, 2007 primarily due to the decrease in the average amount borrowed on the Company’s revolving credit facility as well as the continued funding of scheduled payments on the existing term debt.

The effective income tax rate utilized in the three-month periods ended March 31, 2007 was 35.0% as compared to 36.0% for the three-month period ended March 31, 2006. The effective income rate utilized in the current period reflects an increase in the anticipated effect of the Company’s permanent tax deductions, related to an increase in the manufacturer’s production activities deduction, against expected income levels in 2007.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2007 and 2006 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Net sales:
Stainless steel	$24,996	$23,567
Tool steel	6,159	5,360
High-strength low alloy steel	4,000	1,239
High-temperature alloy steel	1,230	1,041
Conversion services	327	538
Other	86	40

	36,798	31,785
Intersegment	11,367	7,352

Total net sales	48,165	39,137
Material cost of sales	21,231	17,408
Operation cost of sales	18,017	15,094
Selling and administrative expenses	1,718	1,529

Operating income	$7,199	$5,106

Net sales for the three-month period ended March 31, 2007 for this segment, which consists of the Bridgeville and Titusville facilities, increased $9.0 million, or 23.1%, in comparison to the same period a year ago. The increase reflects increased shipments of higher value-added products, as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the three-month period ended March 31, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to $21.01 in March 2007.

Operating income for the 2007 first quarter increased by $2.1 million, or 41.0%, from first quarter 2006 primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Net sales:
Stainless steel	$14,574	$9,851
Tool steel	938	467
High-strength low alloy steel	2,234	1,313
High-temperature alloy steel	1,515	1,328
Conversion services	162	191
Other	18	2

	19,441	13,152
Intersegment	999	835

Total net sales	20,440	13,987
Material cost of sales	11,196	7,971
Operation cost of sales	4,587	3,829
Selling and administrative expenses	836	727

Operating income	$3,821	$1,460

Net sales for the three-month period ended March 31, 2007 increased $6.5 million, or 46.1%, in comparison to the same period a year ago. The increase reflects increased shipments of electro-slag and vacuum-arc remelted bar products, as well as higher surcharges assessed due to increased raw material costs.

Operating income for the 2007 first quarter increased by $2.4 million, or 161.7%, from the first quarter 2006 primarily due to an improved mix of higher-margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At March 31, 2007, working capital approximated $82.6 million, as compared to $80.4 million at December 31, 2006. The increase in inventory and accounts receivable more than offset the increase in current liabilities due to the effect higher raw material costs have on outstanding sales invoices and the cost of inventory. The increase in current liabilities is related to the timing of raw material receipts and higher income taxes payable. Inventory increased $5.6 million due to higher raw material costs included in raw material inventory. Accounts receivable increased $3.6 million as a result of increased sales for the three-month period ended March 31, 2007 in comparison to the three-month period ended December 31, 2006. The ratio of current assets to current liabilities decreased from 4.2:1 at December 31, 2006 to 3.8:1 at March 31, 2007. The debt to total capitalization ratio was 10.9% at March 31, 2007 and 15.8% at December 31, 2006.

Cash received from sales activities of $52.9 million and $46.5 million represents the primary source of cash from operations for the three-month periods ended March 31, 2007 and 2006, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2007	2006
Raw material purchases	$24,127	$18,555
Employment costs	10,745	9,777
Utilities	5,127	5,053
Other	10,340	7,418

Total uses of cash	$50,339	$40,803

Cash used in raw material purchases increased in 2007 in comparison to 2006 primarily due to higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 15-month period.

	March 2007	December 2006	March 2006	December 2005
Nickel	$21.01	$15.68	$6.75	$6.09
Chrome	$0.81	$0.64	$0.61	$0.51
Molybdenum	$28.15	$24.87	$23.06	$27.11
Carbon Scrap	$0.17	$0.10	$0.12	$0.12

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

Increased employment costs are primarily due to higher production volumes, increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes. In addition, payments for income taxes in the 2007 first quarter increased by $1.0 million over the same period in 2006.

The Company had capital expenditures for the first quarter 2007 of $1.3 million, compared with $2.2 million for the same period in 2006. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $8.5 million scheduled to mature in June 2011. At March 31, 2007, the Company had $11.8 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2007.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

The Company anticipates that it will fund its 2007 working capital requirements and its capital expenditures primarily from funds generated from operations, borrowings and stock issuances resulting from the exercise of outstanding stock options. Financing the Company’s long-term liquidity requirements, including capital expenditures, is expected from a combination of internally generated funds, borrowings, stock issuance or other sources of external financing, if needed.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2007 and 2006. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2007.

2007 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that second quarter 2007 sales will range from $52 to $57 million and that diluted EPS will range from $0.85 to $0.90 This compares with sales of $48.0 million and diluted EPS of $0.70, as adjusted, in the second quarter of 2006. The following factors were considered in developing these estimates:

•	The Company’s total backlog at March 31, 2007 approximated $114 million compared to $120 million at December 31, 2006.

•	End market demand led by aerospace is expected to remain strong in the 2007 second quarter.

•	Nickel prices are expected to remain at the high levels experienced in the 2007 first quarter.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $20 million in the second quarter of 2007 based on its backlog of $44 million at March 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2002, Teledyne was unsuccessful in its pursuit of a similar claim brought against another specialty steel producer who supplied the same steel product. After in-depth investigation, it is the Company’s position that the suit is without merit. The Company intends to vigorously defend that position, is engaged in the trial phase of the proceedings, and believes that the final disposition of this suit will not have a material adverse effect on the financial condition and the results of operations of the Company.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.
Date: May 11, 2007
/s/ C. M. McAninch
Clarence M. McAninch Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2007
/s/ Richard M. Ubinger
Richard M. Ubinger Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)