Form 10-Q
period 2007-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2007-08-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, there were 6,656,753 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales	$62,056	$48,019	$118,295	$92,956
Cost of products sold	49,442	37,641	92,462	73,811
Selling and administrative expenses	3,407	2,879	5,961	5,135

Operating income	9,207	7,499	19,872	14,010
Interest expense	(195)	(269)	(422)	(535)
Other income	6	2	10	4

Income before taxes	9,018	7,232	19,460	13,479
Income tax provision	3,156	2,603	6,811	4,852

Net income	$5,862	$4,629	$12,649	$8,627

Earnings per share – Basic	$0.88	$0.72	$1.91	$1.34

Earnings per share – Diluted	$0.87	$0.70	$1.87	$1.31

Weighted average shares of Common Stock outstanding
Basic	6,642,655	6,426,374	6,631,981	6,421,848
Diluted	6,774,553	6,615,204	6,767,855	6,588,813

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Derived from audited Statements)
ASSETS
Current assets
Cash and cash equivalents	$861	$2,909
Accounts receivable, (less allowance for doubtful accounts of $397 and $338, respectively)	39,157	33,308
Inventory	75,577	66,019
Deferred taxes	1,831	1,544
Other current assets	1,663	1,606

Total current assets	119,089	105,386
Property, plant and equipment, net	50,340	49,251
Other assets	739	584

Total assets	$170,168	$155,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$18,305	$13,123
Outstanding checks in excess of bank balance	7,556	3,427
Current portion of long-term debt	2,375	2,364
Accrued employment costs	4,927	4,121
Other current liabilities	1,124	1,902

Total current liabilities	34,287	24,937
Long-term debt	7,863	17,228
Deferred taxes	8,550	8,402

Total liabilities	50,700	50,567

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,927,548 and 6,839,543 shares issued, respectively	7	7
Additional paid-in capital	34,834	32,654
Retained earnings	86,287	73,638
Treasury Stock at cost; 270,795 and 270,469 common shares held, respectively	(1,660)	(1,645)

Total stockholders’ equity	119,468	104,654

Total liabilities and stockholders’ equity	$170,168	$155,221

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$12,649	$8,627
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,822	1,639
Deferred income tax decrease	(318)	(271)
Stock based compensation expense	208	126
Excess tax benefits from share-based payment arrangements	(982)	(115)
Changes in assets and liabilities:
Accounts receivable, net	(5,849)	(4,880)
Inventory	(9,558)	(7,731)
Trade accounts payable	5,182	1,081
Deferred revenue	199	3,942
Accrued employment costs	806	1,023
Other, net	(33)	698

Net cash provided by operating activities	4,126	4,139

Cash flow from investing activities:
Capital expenditures	(2,906)	(5,290)

Net cash used in investing activities	(2,906)	(5,290)

Cash flows from financing activities:
Revolving line of credit net (repayments) borrowings	(8,174)	714
Long-term debt repayments	(1,180)	(278)
Increase in outstanding checks in excess of bank balance	4,129	285
Proceeds from the issuance of common stock	975	207
Excess tax benefits from share-based payment arrangements	982	115

Net cash (used in) provided by financing activities	(3,268)	1,043

Net decrease in cash and cash equivalents	(2,048)	(108)
Cash and cash equivalents at beginning of period	2,909	620

Cash and cash equivalents at end of period	$861	$512

Supplemental disclosure of cash flow information:
Interest paid	$454	$508
Income taxes paid, net of refunds received	$7,225	$4,535

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2007 and 2006, balance sheets as of June 30, 2007 and December 31, 2006, and statements of cash flows for the six-month periods ended June 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2007 and December 31, 2006 and the consolidated results of operations and of cash flows for the periods ended June 30, 2007 and 2006, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Note 2—Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Weighted average number of shares of Common Stock outstanding	6,642,655	6,426,374	6,631,981	6,421,848
Effect of dilutive securities	131,899	188,830	135,874	166,965

Weighted average number of shares of Common Stock outstanding, as adjusted	6,774,553	6,615,204	6,767,855	6,588,813

Note 3—New Accounting Pronouncement

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

	Increase (Decrease) in Previously Reported Amounts
	For the 2006 Three-Month Period Ended
	March 31	June 30	September 30	December 31	Total
(dollars in thousands, expect per share amounts)
Cost of products sold	$150	$51	$2	$(243)	$40
Net income	96	33	1	(154)	(24)
Earnings per common share:
Basic	$0.02	$0.00	$0.00	$(0.03)	$(0.01)
Diluted	$0.02	$0.00	$0.00	$(0.03)	$(0.01)

Note 4—Inventory

The major classes of inventory are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Raw materials and supplies	$12,556	$9,558
Semi-finished and finished steel products	61,543	54,891
Operating materials	1,478	1,570

Total inventory	$75,577	$66,019

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Land and land improvements	$2,162	$1,573
Buildings	9,304	8,469
Machinery and equipment	64,713	63,484
Construction in progress	1,583	1,330

	77,762	74,856
Accumulated depreciation	(27,422)	(25,605)

Property, plant and equipment, net	$50,340	$49,251

In March 2006, the Company incurred a write-off of $342,000 at the Bridgeville facility, mainly for flat bar processing equipment. The write-off was a result of the Company’s decision to move its small flat bar production to the Dunkirk facility.

Note 6—Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
PNC Bank term loan	$8,000	$9,000
PNC Bank revolving credit facility	218	8,392
Government debt	2,020	2,200

	10,238	19,592
Less amounts due within one year	(2,375)	(2,364)

Total long-term debt	$7,863	$17,228

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan scheduled to mature in June 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2007. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2007.

Note 7—Commitments and Contingencies

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleged that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective.

On May 31, 2007, the Company and Teledyne agreed to a complete settlement of this suit. Under the terms of the settlement, which contains a confidentiality provision, both parties released all claims against the other party in exchange for cash and other consideration. The net impact of this settlement, including professional fees, on the Company’s second quarter net income after tax was $520,000.

In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. The Company is cooperating with the EPA to resolve these issues, and believes resolution of these issues will not have a material adverse effect on the Company’s financial condition.

Note 8—Business Segments

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales:
Universal Stainless & Alloy Products	$55,094	$45,700	$103,259	$84,837
Dunkirk Specialty Steel	21,321	16,179	41,761	30,166
Intersegment	(14,359)	(13,860)	(26,725)	(22,047)

Consolidated net sales	$62,056	$48,019	$118,295	$92,956

Operating income:
Universal Stainless & Alloy Products	$5,806	$5,826	$13,005	$10,932
Dunkirk Specialty Steel	3,718	2,326	7,539	3,786
Intersegment	(317)	(653)	(672)	(708)

Total operating income	$9,207	$7,499	$19,872	$14,010

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$165	$218	$353	$431
Dunkirk Specialty Steel	30	51	69	104

Total interest expense and other financing costs	$195	$269	$422	$535

Other income
Universal Stainless & Alloy Products	$5	$1	$8	$2
Dunkirk Specialty Steel	1	1	2	2

Total other income	$6	$2	$10	$4

	June 30, 2007	December 31, 2006
Total assets:
Universal Stainless & Alloy Products	$129,877	$117,916
Dunkirk Specialty Steel	35,908	31,473
Corporate assets	4,383	5,832

	$170,168	$155,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2007 and 2006 is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$45,128	$35,015	$84,698	$68,433
Tool steel	6,444	7,410	13,541	13,237
High-strength low alloy steel	7,572	3,241	13,806	5,793
High-temperature alloy steel	2,355	1,744	5,100	4,113
Conversion services	492	504	981	1,233
Other	65	105	169	147

Total net sales	62,056	48,019	118,295	92,956
Cost of products sold	49,442	37,641	92,462	73,811
Selling and administrative expenses	3,407	2,879	5,961	5,135

Operating income	$9,207	$7,499	$19,872	$14,010

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales:
Service centers	$32,598	$26,318	$61,703	$49,356
Rerollers	8,658	7,377	15,850	15,224
Forgers	13,744	6,857	26,318	14,421
Original equipment manufacturers	4,540	4,956	9,417	9,555
Wire redrawers	2,015	1,876	3,913	3,020
Conversion services	492	504	981	1,233
Miscellaneous	9	131	113	147

Total net sales	$62,056	$48,019	$118,295	$92,956

Tons Shipped	11,327	12,740	22,484	24,785

Three- and six-month periods ended June 30, 2007 as compared to the similar periods in 2006

Net sales for the three- and six-month period ended June 30, 2007 increased $14.0 million and $25.3 million, respectively, as compared to the similar periods in 2006. These increases are primarily due to increased shipments of higher value-added products as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the six-month period ended June 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In June 2007, the average price for nickel decreased to $18.92. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Cost of products sold, as a percentage of net sales, was 79.7% and 78.4% for the three-month periods ended June 30, 2007 and 2006, respectively, and was 78.2% and 79.4% for the six-month periods ended June 30, 2007 and 2006, respectively. The increase for the three-month period ended June 30, 2007 in comparison to the prior year period is a result of a net inventory adjustment of $1.0 million mainly due to increased reserves related to the decline in nickel prices in June 2007. The decrease for the six-month period ended June 30, 2007 in comparison to the prior year period is primarily due to an improved mix of higher-margin products shipped and the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing costs.

Selling and administrative expenses increased by $528,000 and $826,000 in the three-and six-month periods ended June 30, 2007, respectively, as compared to the similar periods in 2006. These increases are primarily due to the settlement of a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”) during the three-month period ended June 30, 2007. This increase was partially offset by $230,000 of expenses related to fees paid to-date in 2006 for outside consultants to assist the Company in evaluating its current system of internal accounting controls in preparation for compliance with the Sarbanes-Oxley Act of 2002.

Interest expense and other financing costs decreased by $74,000 for the three-month period ended June 30, 2007 as compared to June 30, 2006 and decreased by $113,000 for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006. The decreases were primarily due to the decrease in the average amount borrowed on the Company’s revolving credit facility as well as the continued funding of scheduled payments on the existing term debt.

The effective income tax rate utilized in the three- and six-month periods ended June 30, 2007 was 35.0% as compared to 36.0% for the three-and six-month periods ended June 30, 2006. The effective income rate utilized in the current periods reflect an increase in the Company’s permanent tax deductions, related to an increase in the manufacturer’s production activities deduction, against expected income levels in 2007.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2007 and 2006 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$30,804	$22,444	$55,800	$46,011
Tool steel	6,111	7,254	12,270	12,614
High-strength low alloy steel	3,822	1,690	7,822	2,929
High-temperature alloy steel	916	718	2,146	1,759
Conversion services	325	384	652	922
Other	36	72	122	112

	42,014	32,562	78,812	64,347
Intersegment	13,080	13,138	24,447	20,490

Total net sales	55,094	45,700	103,259	84,837
Material cost of sales	29,684	20,346	50,915	37,754
Operation cost of sales	17,033	17,502	35,050	32,596
Selling and administrative expenses	2,571	2,026	4,289	3,555

Operating income	$5,806	$5,826	$13,005	$10,932

Net sales for the three- and six-month periods ended June 30, 2007 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $9.4 million, or 20.6%, in comparison to the three-month period ended June 30, 2006 and $18.4 million, or 21.7%, in comparison to the similar 2006 six-month period. These increases reflect increased shipments of higher value-added products, as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the six-month period ended June 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In June 2007, the average price for nickel decreased to $18.92. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Operating income remained level for the three-month period ended June 30, 2007 as compared to June 30, 2006 and increased by $2.1 million, or 19.0%, for the six-month period ended June 30, 2007 in comparison to the similar 2006 six-month period. These results were impacted by an improved mix of higher margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, operating income for the three- and six-month periods ended June 30, 2007 were negatively impacted by $1.3 million for the settlement of a lawsuit between the Company and Teledyne and a net inventory adjustment mainly due to increased reserves related to the decline in nickel prices in June 2007.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$14,324	$12,571	$28,898	$22,422
Tool steel	333	156	1,271	623
High-strength low alloy steel	3,750	1,551	5,984	2,864
High-temperature alloy steel	1,439	1,026	2,954	2,354
Conversion services	167	120	329	311
Other	29	33	47	35

	20,042	15,457	39,483	28,609
Intersegment	1,279	722	2,278	1,557

Total net sales	21,321	16,179	41,761	30,166
Material cost of sales	12,048	8,938	23,244	16,909
Operation cost of sales	4,719	4,062	9,306	7,891
Selling and administrative expenses	836	853	1,672	1,580

Operating income	$3,718	$2,326	$7,539	$3,786

Net sales for the three- and six-month periods ended June 30, 2007 for this segment increased by $5.1 million, or 31.8%, in comparison to the three-month period ended June 30, 2006 and $11.6 million, or 38.4%, in comparison to the similar 2006 six-month period. These increases are due primarily to increased shipments of electro-slag and vacuum-arc remelted bar products, as well as the impact of higher surcharges assessed due to increased raw material costs. Raw material surcharges continued to escalate during the six-month period ended June 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In June 2007, the average price for nickel decreased to $18.92. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Operating income increased by $1.4 million, or 59.9%, for the three-month period ended June 30, 2007 as compared to June 30, 2006 and by $3.8 million, or 99.1%, for the six-month period ended June 30, 2007 in comparison to the similar 2006 six-month period. The increases are primarily due to an improved mix of higher margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs. . In addition, operating income for the three- and six-month periods ended June 30, 2007 were negatively impacted by a net inventory adjustment of $492,000 mainly due to increased reserves related to the decline in nickel prices in June 2007.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At June 30, 2007, working capital approximated $84.8 million, as compared to $80.4 million at December 31, 2006. The increase in inventory and accounts receivable more than offset the increase in current liabilities due to the effect higher raw material costs have on outstanding sales invoices and the cost of inventory. The increase in current liabilities is primarily related to the timing of raw material receipts. The ratio of current assets to current liabilities decreased from 4.2:1 at December 31, 2006 to 3.5:1 at June 30, 2007. The debt to capitalization ratio was 7.9% at June 30, 2007 and 15.8% at December 31, 2006.

Cash received from sales of $59.8 million and $112.6 million for the three- and six-month periods ended June 30, 2007 and of $45.5 million and $92.0 million for the three- and six-month periods ended June 30, 2006 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2007	2006	2007	2006
Raw material purchases	$28,502	$20,454	$52,629	$39,009
Employment costs	8,145	7,710	18,890	17,487
Utilities	5,151	4,899	10,278	9,952
Other	16,382	13,960	26,722	21,378

Total uses of cash	$58,180	$47,023	$108,519	$87,826

Cash used in raw material purchases increased in 2007 in comparison to 2006 primarily due to higher quantities of product purchased and higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last eighteen-month period.

	June 2007	December 2006	June 2006	December 2005
Nickel	$18.92	$15.68	$9.41	$6.09
Chrome	$1.27	$0.64	$0.64	$0.51
Molybdenum	$32.65	$24.87	$25.28	$27.11
Carbon scrap	$0.13	$0.10	$0.15	$0.12

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

Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes. In addition, payments for income taxes for the six-month period ended June 30, 2007 increased by $2.7 million over the same period in 2006.

The Company had capital expenditures for the six-month period ended June 30, 2007 of $2.9 million compared with $5.3 million for the same period in 2006. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office, enhancements to the Company’s manufacturing software program, the rebuild of the melt shop cranes at the Bridgeville Facility and additional equipment in response to increased demand, including a milling machine and various product testing equipment. In addition, the Company has agreed to install new high-temperature annealing equipment capable of oil, water and air quenching at the Company’s Dunkirk Facility. This capital expansion project will cost approximately $3.5 million.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through June 30, 2009 and a term loan having an outstanding principal balance of $8.0 million scheduled to mature in June 2011. At June 30, 2007, the Company had $14.8 million of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of June 30, 2007.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2007 and 2006. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2007.

2007 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that third quarter 2007 sales will range from $52 to $57 million and that diluted EPS will range from $0.77 to $0.82. This compares with sales of $55.1 million and diluted EPS of $0.86 in the third quarter of 2006. The following factors were considered in developing these estimates:

•	The Company’s total backlog at June 30, 2007 approximated $103 million compared to $114 million at March 31, 2007.

•

Sales from the Dunkirk Specialty Steel segment are expected to approximate $19 million on shipment volumes that are expected to approximate the 2007 second quarter’s level. The reduction in revenues is a result of lower surcharges anticipated due to the decline in the market value of nickel, which also is expected to eliminate the first-in, first-out inventory accounting method benefit the Company has experienced mainly in the Dunkirk segment as a result of rising nickel prices during the past four quarters.

•

The Company’s progress in improving its on-time delivery performance has helped it to reduce its backlog, which is also being affected by delays in inventory replenishment by service centers. The Company expects service center order entry to return to more normal levels as it approaches the 2007 fourth quarter.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne. The suit alleged that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective.

On May 31, 2007, the Company and Teledyne agreed to a complete settlement of this suit. Under the terms of the settlement, which contains a confidentiality provision, both parties released all claims against the other party in exchange for cash and other consideration. The net impact of this settlement, including professional fees, on the Company’s second quarter net income after tax was $520,000.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 15, 2007, for the purpose of electing a board of directors, approving amendments to the Company’s Stock Incentive Plan and ratifying the appointment of an independent registered public accounting firm for 2007. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”
D. Dunn	6,153,733	222,183
C. McAninch	6,038,479	337,437
U. Toledano	5,834,374	541,542

Amendments to the Company’s Stock Incentive Plan to reserve an additional 400,000 shares of common stock for issuance under the plan and to allow for continued vesting of options for directors who retire from the Board of Directors due to the Company’s mandatory retirement policy for directors was approved by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”	Broker Non-Votes
4,812,549	283,692	84,167	1,195,508

The appointment of Schneider Downs & Co., Inc. as the Company’s independent registered public accounting firm for 2007 was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
6,291,859	75,374	8,683

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: August 9, 2007	/s/ C. M. McAninch
Clarence M. McAninch
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	/s/ Richard M. Ubinger
Richard M. Ubinger
Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)