Form 10-Q
period 2007-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2007-11-13
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 6,656,753 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

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

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with safety and environmental regulations; compliance with newly promulgated workplace occupational exposure limit standards for hexavalent chromium in the stainless steel industry; and the ultimate outcome of the Company’s current and future litigation matters. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales	$62,008	$55,110	$180,303	$148,066
Cost of products sold	50,875	42,910	143,337	116,721
Selling and administrative expenses	2,990	3,038	8,951	8,173

Operating income	8,143	9,162	28,015	23,172
Interest expense	(181)	(275)	(603)	(810)
Other income	26	2	36	6

Income before taxes	7,988	8,889	27,448	22,368
Income tax provision	2,521	3,200	9,332	8,052

Net income	$5,467	$5,689	$18,116	$14,316

Earnings per share – Basic	$0.82	$0.88	$2.73	$2.23

Earnings per share – Diluted	$0.81	$0.86	$2.67	$2.17

Weighted average shares of Common Stock outstanding
Basic	6,656,753	6,443,570	6,640,238	6,429,089
Diluted	6,783,147	6,615,784	6,772,963	6,596,787

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Derived from audited Statements)
ASSETS
Current assets
Cash and cash equivalents	$8,130	$2,909
Accounts receivable, (less allowance for doubtful accounts of $396 and $338, respectively)	39,285	33,308
Inventory	62,949	66,019
Deferred taxes	3,004	1,544
Other current assets	1,928	1,606

Total current assets	115,296	105,386
Property, plant and equipment, net	52,888	49,251
Other assets	629	584

Total assets	$168,813	$155,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$13,675	$13,123
Outstanding checks in excess of bank balance	3,791	3,427
Accrued employment costs	5,893	4,121
Current portion of long-term debt	2,380	2,364
Other current liabilities	1,479	1,902

Total current liabilities	27,218	24,937
Long-term debt	7,049	17,228
Deferred taxes	9,493	8,402

Total liabilities	43,760	50,567

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,927,548 and 6,839,543 shares issued, respectively	7	7
Additional paid-in capital	34,952	32,654
Retained earnings	91,754	73,638
Treasury Stock at cost; 270,795 and 270,469 common shares held, respectively	(1,660)	(1,645)

Total stockholders’ equity	125,053	104,654

Total liabilities and stockholders’ equity	$168,813	$155,221

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$18,116	$14,316
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,764	2,460
Deferred income tax decrease	(448)	(806)
Stock based compensation expense	332	193
Excess tax benefits from share-based payment arrangements	(976)	(179)
Changes in assets and liabilities:
Accounts receivable, net	(5,977)	(9,821)
Inventory	3,070	(12,057)
Trade accounts payable	552	5,766
Accrued employment costs	1,772	1,961
Deferred revenue	207	2,498
Other, net	86	1,177

Net cash provided by operating activities	19,498	5,508

Cash flow from investing activities:
Capital expenditures	(6,429)	(5,587)

Net cash used in investing activities	(6,429)	(5,587)

Cash flows from financing activities:
Revolving line of credit (repayments) net borrowings	(8,392)	1,036
Long-term debt repayments	(1,771)	(914)
Increase (decrease) in outstanding checks in excess of bank balance	364	(554)
Proceeds from the issuance of common stock	975	326
Excess tax benefits from share-based payment arrangements	976	179

Net cash (used in) provided by financing activities	(7,848)	73

Net increase (decrease) in cash and cash equivalents	5,221	(6)
Cash and cash equivalents at beginning of period	2,909	620

Cash and cash equivalents at end of period	$8,130	$614

Supplemental disclosure of cash flow information:
Interest paid	$640	$781
Income taxes paid, net of refunds received	$9,375	$7,641

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006, balance sheets as of September 30, 2007 and December 31, 2006, and statements of cash flows for the nine-month periods ended September 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2007 and December 31, 2006 and the consolidated results of operations and of cash flows for the periods ended September 30, 2007 and 2006, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Note 2—Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Weighted average number of shares of Common Stock outstanding	6,656,753	6,443,570	6,640,238	6,429,089
Effect of dilutive securities	126,394	172,214	132,725	167,698

Weighted average number of shares of Common Stock outstanding, as adjusted	6,783,147	6,615,784	6,772,963	6,596,787

Note 3—New Accounting Pronouncement

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Staff Position entitled “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends an American Institute of Certified Public Accountants Industry Audit guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs, which was the policy the Company used to record planned plant outage costs on an interim basis within a fiscal year prior to 2007. Under the FSP, the Company will report results using the deferral method whereby material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent nine-month period, while other maintenance costs are expenses as incurred. The cumulative effect of the accounting change is to increase the Company’s retained earnings by $106,000 and $130,000 at December 31, 2006 and 2005, respectively. The retrospective application of the FSP is expected to change previously reported 2006 quarterly financial data by the following amounts:

	Increase (Decrease) in Previously Reported Amounts
	For the 2006 Three-Month Period Ended				Total
	March 31	June 30	September 30	December 31
(dollars in thousands, expect per share amounts)
Cost of products sold	$150	$51	$2	$(243)	$40
Net income	96	33	1	(154)	(24)
Earnings per common share:
Basic	$0.02	$0.00	$0.00	$(0.03)	$(0.01)
Diluted	$0.02	$0.00	$0.00	$(0.03)	$(0.01)

Note 4—Inventory

The major classes of inventory are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Raw materials and supplies	$10,653	$9,558
Semi-finished and finished steel products	50,622	54,891
Operating materials	1,674	1,570

Total inventory	$62,949	$66,019

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Land and land improvements	$2,219	$1,573
Buildings	9,582	8,469
Machinery and equipment	65,479	63,484
Construction in progress	3,954	1,330

	81,234	74,856
Accumulated depreciation	(28,346)	(25,605)

Property, plant and equipment, net	$52,888	$49,251

The Company wrote-off $474,000 of capitalized assets including $367,000 related to a capitalized software project terminated during the three-month period ended September 30, 2006.

Note 6—Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
PNC Bank term loan	$7,500	$9,000
PNC Bank revolving credit facility	—	8,392
Government debt	1,929	2,200

	9,429	19,592
Less amounts due within one year	(2,380)	(2,364)

Total long-term debt	$7,049	$17,228

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through September 30, 2009 and a term loan scheduled to mature in September 2011. The outstanding principal balance is payable in twenty consecutive quarterly installments of $500,000 beginning September 30, 2007. Interest on borrowings under the revolving credit facility and term loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility between 0.25% and 0.5%, based on certain financial ratios reported by the Company. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at September 30, 2007.

Note 7—Commitments and Contingencies

On September 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleged that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective.

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

In December 2005, the Company received a Notice of Violation from the Environmental Protection Agency (“EPA”) alleging violations of certain permitting issues. In October 2007, the Company entered into a settlement agreement with the EPA to resolve these issues, which will not have a material adverse effect on the Company’s financial condition.

On November 2, 2007 the hourly employees at Dunkirk Specialty Steel, LLC, represented by the United Steel Workers, ratified a new five-year labor agreement.

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

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales:
Universal Stainless & Alloy Products	$55,935	$47,191	$159,194	$132,028
Dunkirk Specialty Steel	21,268	19,835	63,029	50,001
Intersegment	(15,195)	(11,916)	(41,920)	(33,963)

Consolidated net sales	$62,008	$55,110	$180,303	$148,066

Operating income:
Universal Stainless & Alloy Products	$4,237	$4,097	$17,242	$15,029
Dunkirk Specialty Steel	3,025	3,763	10,564	7,549
Intersegment	881	1,302	209	594

Total operating income	$8,143	$9,162	$28,015	$23,172

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$154	$222	$507	$653
Dunkirk Specialty Steel	27	53	96	157

Total interest expense and other financing costs	$181	$275	$603	$810

Other income
Universal Stainless & Alloy Products	$17	$1	$25	$3
Dunkirk Specialty Steel	9	1	11	3

Total other income	$26	$2	$36	$6

	September 30, 2007	December 31, 2006
Total assets:
Universal Stainless & Alloy Products	$117,387	$117,916
Dunkirk Specialty Steel	37,958	31,473
Corporate assets	13,468	5,832

	$168,813	$155,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$45,510	$41,726	$130,208	$110,159
Tool steel	7,281	5,408	20,822	18,645
High-strength low alloy steel	6,006	4,529	19,812	10,322
High-temperature alloy steel	2,637	2,932	7,737	7,045
Conversion services	446	461	1,427	1,694
Other	128	54	297	201

Total net sales	62,008	55,110	180,303	148,066
Cost of products sold	50,875	42,910	143,337	116,721
Selling and administrative expenses	2,990	3,038	8,951	8,173

Operating income	$8,143	$9,162	$28,015	$23,172

Market Segment Information

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales:
Service centers	$31,451	$26,394	$93,154	$75,750
Rerollers	10,199	9,856	26,049	25,080
Forgers	13,852	10,614	40,170	25,035
Original equipment manufacturers	4,452	4,421	13,869	13,976
Wire redrawers	1,424	3,310	5,337	6,330
Conversion services	446	461	1,427	1,694
Miscellaneous	184	54	297	201

Total net sales	$62,008	$55,110	$180,303	$148,066

Tons Shipped	11,372	13,636	33,856	38,421

Three- and nine-month periods ended September 30, 2007 as compared to the similar periods in 2006

Net sales for the three- and nine-month periods ended September 30, 2007 increased $6.9 million and $32.2 million, respectively, as compared to the similar periods in 2006. These increases are primarily due to increased shipments of higher value-added products as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the nine-month period ended September 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In September 2007, the average price for nickel decreased to $13.40. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Cost of products sold, as a percentage of net sales, was 82.1% and 77.9% for the three-month periods ended September 30, 2007 and 2006, respectively, and was 79.5% and 78.8% for the nine-month periods ended September 30, 2007 and 2006, respectively. The increase for the three- and nine-month periods ended September 30, 2007 in comparison to the prior year periods is primarily due to a $1.4 million increase to the Company’s inventory reserves during the three-month period ended September 30, 2007. The increase to the inventory reserve is a result of the decline in average nickel prices from $18.92 per pound in June 2007 to $13.40 per pound in September 2007.

Selling and administrative expenses for the three-month period ended September 30, 2007 decreased by $48,000 as compared to the similar period in 2006 and increased by $778,000 for the nine-month period ended September 30, 2007 as compared to the similar 2006 period. The current year increase is primarily due to the settlement of a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”) during the three-month period ended June 30, 2007. This increase was partially offset by a $367,000 expense related to a software project the Company terminated during the three-month period ended September 30, 2006. In addition, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Fees incurred for outside consultants during the three- and nine-month periods ended September 30, 2007 were $58,000 and $175,000, respectively, in comparison to expenses of $183,000 and $413,000 for similar periods in 2006.

Interest expense and other financing costs decreased by $94,000 for the three-month period ended September 30, 2007 as compared to September 30, 2006 and decreased by $207,000 for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006. The decreases were primarily due to the decrease in the average amount borrowed on the Company’s revolving credit facility as well as the continued funding of scheduled payments on the existing term debt.

The effective income tax rate utilized in the three- and nine-month periods ended September 30, 2007 was 31.6% and 34.0%, respectively, as compared to 36.0% for the three-and nine-month periods ended September 30, 2006. The reduction in the effective income rate utilized in the current periods reflects an increase in the Company’s permanent tax deductions, related to an increase in the manufacturer’s production activities deduction, against expected income levels in 2007. In addition, the Company recognized additional permanent tax deductions in the three-month period ended September 30, 2007 as a result of reconciling its 2006 federal and state tax returns filed during the period to the tax provision recognized for the year ended December 31, 2006.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$31,211	$28,342	$87,011	$74,353
Tool steel	6,748	4,852	19,018	17,466
High-strength low alloy steel	2,560	2,107	10,382	5,036
High-temperature alloy steel	1,207	931	3,353	2,690
Conversion services	305	321	957	1,243
Other	107	39	229	151

	42,138	36,592	120,950	100,939
Intersegment	13,797	10,599	38,244	31,089

Total net sales	55,935	47,191	159,194	132,028
Material cost of sales	32,170	24,055	83,085	61,809
Operation cost of sales	17,506	16,915	52,556	49,511
Selling and administrative expenses	2,022	2,124	6,311	5,679

Operating income	$4,237	$4,097	$17,242	$15,029

Net sales for the three- and nine-month periods ended September 30, 2007 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $8.7 million, or 18.5%, in comparison to the three-month period ended September 30, 2006 and $27.2 million, or 20.6%, in comparison to the similar 2006 nine-month period. These increases reflect increased shipments of higher value-added products, as well as the impact of higher surcharges assessed due to increased raw material costs. The improved mix of products sold was supported by the production of two vacuum-arc remelt furnaces placed into operation, one in December 2005 and the second in August 2006. Raw material surcharges continued to escalate during the nine-month period ended September 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In September 2007, the average price for nickel decreased to $13.40. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Operating income increased by $140,000, or 3.4% for the three-month period ended September 30, 2007 as compared to September 30, 2006, and increased by $2.2 million, or 14.7%, for the nine-month period ended September 30, 2007 in comparison to the similar 2006 nine-month period. These results were impacted by an improved mix of higher margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, operating income for the three- and nine-month periods ended September 30, 2007 were negatively impacted by $772,000 and $1.2 million, respectively, related to net inventory adjustments mainly due to increased reserves related to the decline in nickel prices from May 2007 to September 2007 and for the May 2007 settlement of a lawsuit between the Company and Teledyne.

Dunkirk Specialty Steel Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Net sales:
Stainless steel	$14,299	$13,384	$43,197	$35,806
Tool steel	533	556	1,804	1,179
High-strength low alloy steel	3,446	2,422	9,430	5,286
High-temperature alloy steel	1,430	2,001	4,384	4,355
Conversion services	141	140	470	451
Other	21	15	68	50

	19,870	18,518	59,353	47,127
Intersegment	1,398	1,317	3,676	2,874

Total net sales	21,268	19,835	63,029	50,001
Material cost of sales	13,130	10,847	36,374	27,756
Operation cost of sales	4,145	4,311	13,451	12,202
Selling and administrative expenses	968	914	2,640	2,494

Operating income	$3,025	$3,763	$10,564	$7,549

Net sales for the three- and nine-month periods ended September 30, 2007 for this segment increased by $1.4 million, or 7.2%, in comparison to the three-month period ended September 30, 2006 and $13.0 million, or 26.1%, in comparison to the similar 2006 nine-month period. These increases are due primarily to increased shipments of electro-slag and vacuum-arc remelted bar products, as well as the impact of higher surcharges assessed due to increased raw material costs. Raw material surcharges continued to escalate during the nine-month period ended September 30, 2007, led by an increase in average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. In September 2007, the average price for nickel decreased to $13.40. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Operating income decreased by $738,000, or 19.6%, for the three-month period ended September 30, 2007 as compared to September 30, 2006 and increased by $3.0 million, or 39.9%, for the nine-month period ended September 30, 2007 in comparison to the similar 2006 nine-month period. The year-to-date increase is primarily due to an improved mix of higher margin products shipped, in conjunction with the impact of raw material surcharges, which more than offset higher raw material, labor, energy and other manufacturing supply costs. In addition, operating income for the three- and nine-month periods ended September 30, 2007 were negatively impacted by net inventory adjustments of $635,000 and $1.1 million, respectively, mainly due to increased reserves related to the decline in nickel prices from May 2007 to September 2007.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and additional borrowings. At September 30, 2007, working capital approximated $88.1 million, as compared with $80.4 million at December 31, 2006. The increase in accounts receivable more than offset the decrease in inventory and the increase in current liabilities due to the affect higher raw material costs have on outstanding sales invoices. The decrease in inventory is related to the decline in the Company’s backlog more fully discussed in “Business Outlook”. The increase in current liabilities is primarily related to an increase in accrued employment costs associated to profit sharing and other incentive compensation earned in 2007. The ratio of current assets to current liabilities was 4.2:1 at December 31, 2006 and 4.3:1 at September 30, 2007. The debt to capitalization ratio was 7.0% at September 30, 2007 and 15.8% at December 31, 2006.

Cash received from sales of $61.8 million and $174.5 million for the three- and nine-month periods ended September 30, 2007 and of $48.7 million and $140.6 million for the three- and nine-month periods ended September 30, 2006 represents the primary source of cash from operations. An analysis of the primary uses of cash is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2007	2006	2007	2006
Raw material purchases	$23,903	$22,255	$76,532	$62,224
Employment costs	8,112	8,554	27,002	26,041
Utilities	4,303	4,250	14,581	14,202
Other	10,140	12,241	36,862	32,659

Total uses of cash	$46,458	$47,300	$154,977	$135,126

Cash used in raw material purchases increased in 2007 in comparison to 2006 primarily due to higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last eighteen-month period.

	September 2007	December 2006	September 2006	December 2005
Nickel	$13.40	$15.68	$13.67	$6.09
Chrome	$1.28	$0.64	$0.63	$0.51
Molybdenum	$31.77	$24.87	$27.26	$27.11
Carbon scrap	$0.14	$0.10	$0.12	$0.12

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

Increased employment costs are primarily due to higher production volumes and increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Increased utility costs are primarily due to higher consumption and rates charged for electricity and natural gas. The increase in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support higher production volumes. In addition, payments for income taxes for the nine-month period ended September 30, 2007 increased by $1.7 million over the same period in 2006.

The Company had capital expenditures for the nine-month period ended September 30, 2007 of $6.4 million compared with $5.6 million for the same period in 2006. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office, enhancements to the Company’s manufacturing software program, the rebuild of the melt shop cranes at the Bridgeville Facility and additional equipment in response to increased demand, including a milling machine and various product testing equipment. In addition, the Company has agreed to install new high-temperature annealing equipment capable of oil, water and air quenching at the Company’s Dunkirk Facility. This capital expansion project will cost approximately $3.5 million.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility through September 30, 2009 and a term loan having an outstanding principal balance of $7.5 million scheduled to mature in September 2011. At September 30, 2007, the Company had its entire $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of September 30, 2007.

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

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2007 and 2006. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. The Company establishes reserves when a tax return position may be challenged in the future and that challenge may more likely than not result in an unfavorable adjustment. In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2007.

2007 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that fourth quarter 2007 sales will range from $45 to $50 million and that diluted EPS will range from $0.60 to $0.65. This compares with sales of $55.8 million and diluted EPS of $0.94 in the fourth quarter of 2006. The following factors were considered in developing these estimates:

•	The Company’s total backlog at September 30, 2007 approximated $88 million compared to $103 million at June 30, 2007.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $19 million The reduction in revenues is a result of reduced shipments to service centers and lower surcharges anticipated due to the decline in the market value of nickel, which also is expected to eliminate the first-in, first-out inventory accounting method benefit (FIFO Benefit) the Company has experienced mainly in the Dunkirk segment as a result of rising nickel prices experienced through May 2007. The estimated FIFO Benefit in the fourth quarter of 2006 was $1.1 million, equivalent to $0.11 per diluted share.

•	Under the Continued Dumping and Subsidy Act of 2000 (the CDSOA), the Company files claims each year to receive its appropriate share of the import duties collected by the U.S. Treasury. The Company’s 2007 fourth quarter estimates do not include any receipts under the CDSOA program. During the three-month period ended December 31, 2006, the Company received $463,000, net of expenses incurred, equivalent to $0.05 per diluted share.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne. The suit alleged that steel product manufactured by the Company was defective and the Company was or should have been aware of the defects. Teledyne has alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Date: November 13, 2007	/s/ C. M. McAninch
Clarence M. McAninch
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	/s/ Richard M. Ubinger
Richard M. Ubinger
Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)