Form 10-K
period 2007-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2008-03-07
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, based on the closing price of $35.23 per share on that date, was $117,529,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 29, 2008, there were 6,659,499 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 2008.

FINANCIAL REVIEW

PART I

ITEM 1.	BUSINESS

GENERAL

Universal Stainless & Alloy Products, Inc. and its wholly-owned subsidiaries (the “Company”), which was incorporated in 1994, manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, heat treating, hot and cold rolling, machining and cold drawing of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers (“OEMs”) and wire redrawers. The Company’s customers further process its products for use in a variety of industries, including the aerospace, power generation, petrochemical and heavy equipment manufacturing industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

The Company comprises three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products. Dunkirk Specialty Steel represents the second reportable segment.

The Company’s products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. At its Bridgeville facility, the Company produces specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring vacuum-arc remelting (“VAR”) may be transported to the Titusville facility to complete that process and then be transported back to the Bridgeville facility for further processing. The semi-finished long products are primarily used by the Company’s Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce fine-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by OEMs and by service center customers for distribution to a variety of end users. The Company also produces customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department (“PRP”), located at its Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. According to the Specialty Steel Industry of North America (“SSINA”), annual domestic consumption of specialty steels approximated 3.1 million tons in 2006. Of this amount, approximately 2.3 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products which the Company does not produce. Also, according to SSINA data through November 30, 2007, while U.S. consumption of total specialty steel products in 2007 decreased 14% from 2006 levels, those in the Company’s addressable market decreased more moderately, with consumption of stainless steel bar down 1.5%, stainless steel rod down 8.6% and stainless steel wire down 2.3%.

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

Tool Steel. Tool steels contain elements of manganese, silicon, chrome and molybdenum to produce specific hardness characteristics that enable tool steels to form, cut, shape and shear other materials in the manufacturing process. Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2007	2006	2005
(dollars in thousands)
Stainless steel	$164,228	$151,633	$135,588
Tool steel	28,119	23,389	20,737
High-strength low alloy steel	25,892	16,467	6,606
High-temperature alloy steel	9,317	9,837	3,694
Conversion service	2,011	2,137	3,030
Other	369	410	367

Total net sales	$229,936	$203,873	$170,022

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2007 and 2006 due to significant increases in transaction prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

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

ENERGY AGREEMENTS

The production of specialty steel requires the ready availability of substantial amounts of electricity and natural gas for which the Company negotiates competitive agreements for the supply of electricity and natural gas. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the potential of curtailments exists as a result of decreased supplies during periods of increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs. In 2005, the Company implemented a sales price surcharge mechanism on its products to help offset the impact of natural gas price fluctuations.

CUSTOMERS

The Company’s customer base increased from 504 customers at December 31, 2006 to 515 customers at December 31, 2007. The Company’s five largest customers in the aggregate accounted for approximately 49% and 43% of net sales for the years ended December 31, 2007 and 2006, respectively. Sales to Fry Steel, Carpenter Technology Corporation (“CRS”) and Reliance Steel & Aluminum accounted for 13.8%, 13.2% and 10.5% of the Company’s net sales for the year ended December 31, 2007, respectively, and accounted for 10.4%, 12.5% and 10.5% of the Company’s net sales for the year ended December 31, 2006, respectively. The accounts receivable balances from these customers comprised approximately 21% and 23% of total accounts receivable at December 31, 2007 and 2006, respectively. No other customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2007 and 2006.

The Company maintains a supply contract agreement with Talley Metals Technology, Inc., a subsidiary of CRS (“Talley Metals”), which continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2006 and 2007, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company has granted a waiver and expects to continue granting a waiver from this requirement until market conditions improve.

BACKLOG

The Company primarily manufactures products to meet specific customer orders. The Company’s backlog of orders on hand as of December 31, 2007 was approximately $85 million as compared to approximately $120 million at the same time in 2006. The decrease in the backlog is primarily due to the impact of lower raw materials costs on the selling prices for semi-finished products and reduced product demand from the service center industry, allowing them to consume excess inventory during the second half of 2007. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales and therefore should not be used as a direct measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximates one million tons. The Company chooses to restrict its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that nine domestic companies that manufacture one or more similar specialty steel products are significant competitors, including Allegheny Technologies Incorporated (“ATI”) and CRS. There are many smaller producing companies and material converters in the United States that are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2006 and 2005 was 52% and 53%, respectively, for stainless bar, and 44% and 63%, respectively, for stainless rod. Import penetration was higher than these levels during the first eleven months of 2007, with stainless bar at 54% and stainless rod 49% import penetration.

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

In December 2006, the Company received a net payment of $463,000 as its 2006 award, and, in November 2007, the Company received a net payment of $586,000 as its 2007 award. Benefits awarded from the CDSOA expired on September 30, 2007. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and for all of its employees represented by United Steelworkers (the “USW”) and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2007, the Company had 308 employees at its Bridgeville facility, 49 employees at its Titusville facility and 176 employees at its Dunkirk facility, of which 246, 42 and 151 were USW members, respectively.

Collective Bargaining Agreements

The Company recognizes the USW as the exclusive representative for the Company’s hourly employees with respect to the terms and conditions of their employment. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Bridgeville	December 2002	August 2008
Titusville	October 2005	September 2010
Dunkirk	November 2007	October 2012

The Company believes a critical component of its collective bargaining agreements is the inclusion of a profit sharing plan. Under the plans, the hourly employees are entitled to receive 8.5% of their respective facilities’ annual pretax profits in excess of $1.0 million at Bridgeville and Dunkirk, and in excess of $500,000 at Titusville.

Employee Benefit Plans

The Company provides group life and health insurance plans for its hourly and salaried employees. The Company also maintains separate 401(k) retirement plans for its hourly and salaried employees. Pursuant to each 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plans based on service, except as described below.

The Company also participates in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the 401(k) retirement plan even if the Company contributions cease. The amount of the contribution for salaried employees will be dependent upon their contribution to the 401(k) retirement plan.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2007, the Company had issued 96,312 shares of Common Stock since the plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 29, 2008, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Dennis M. Oates (55)	2008	President and Chief Executive Officer

Paul McGrath (56)	1996	Vice President of Administration, General Counsel and Secretary

Richard M. Ubinger (48)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

On December 26, 2007, the Company announced the appointment of Dennis M. Oates as President and Chief Executive Officer of the Company effective January 2, 2008. Mr. Oates was named to the Company’s Board of Directors on October 19, 2007. Mr. Oates previously served as Senior Vice President of the Specialty Alloys Operations of Carpenter Technology Corporation from 2003 to July 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals from 1998 to 2003.

Paul A. McGrath has been Vice President of Administration of the Company since January 2007, General Counsel since January 1995 and was appointed Secretary in May 1996. Mr. McGrath served as Vice President of Operations from March 2001 to December 2006. Prior thereto, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATED CUSTOMER BASE

Net sales to the Company’s three largest customers and their affiliates approximated 38% and 34% of total 2007 and 2006 sales, respectively. The accounts receivable balances from these three customers comprised approximately 21% and 23% of total accounts receivable at December 31, 2007 and 2006, respectively. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

AEROSPACE MARKET

Approximately 45% of the Company’s sales represent products sold to customers in the aerospace market. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

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

LABOR MATTERS

The Company has 439 employees out of a total of 533 who are covered under collective bargaining agreements. The collective bargaining agreement for the 246 Bridgeville facility employees will expire in August 2008. There can be no assurance that the Company will succeed in concluding a collective bargaining agreement with the union to replace the one that expires.

RELIANCE ON CRITICAL MANUFACTURING EQUIPMENT

The Company’s manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as the Company’s 50-ton electric-arc furnace and AOD (Argon Oxygen Decarburization) vessel, its ESR (Electro Slag Remelt) and VAR furnaces, and its universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that the Company’s operations would not be substantially curtailed, which may have a negative effect on the Company’s financial results. See Item 2, Properties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its Bridgeville facility, which consists of approximately 600,000 square feet of floor space and the Company’s executive offices on approximately 74 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The Company owns its Titusville facility, which consists of seven buildings on approximately 10 acres, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 800,000 square feet of floor space on approximately 81 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills. The products are then finished and shipped as finished bar, rod and wire products.

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

On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne Technologies Incorporated (“Teledyne”). The suit alleged that steel product manufactured by the Company was defective and that the Company was or should have been aware of the defects.

On May 31, 2007, the Company and Teledyne agreed to a complete settlement of this suit. Under the terms of the settlement, which contains a confidentiality provision, both parties released all claims against the other party in exchange for cash and other consideration. The net impact of this settlement, including professional fees, on the Company’s net income after tax was $517,000.

In addition, from time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including routine litigation relating to commercial and employment matters. The outcome of any litigation can not be predicted with certainty, and some lawsuits may be determined adversely to the Company. Management does not believe, based on information presently available, that the ultimate outcome of any pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any quarter of one or more matters may have a material adverse effect on results of operations for that period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2007, a total of 6,930,294 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 147 holders of record. There were 270,795 shares of the issued Common Stock of the Company held in treasury at December 31, 2007.

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

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2007		2006
	High	Low	High	Low
First quarter	$51.80	$31.79	$26.25	$14.94
Second quarter	$54.17	$34.98	$37.05	$22.52
Third quarter	$42.66	$28.48	$30.47	$21.62
Fourth quarter	$41.71	$29.88	$37.90	$21.56

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans A
Equity compensation plans approved by security holders	403,650	$18.14	447,356

A	Includes 393,668 shares of Common Stock on stock options not issued under the Stock Incentive Plan and 53,688 available under the 1996 Employee Stock Purchase Plan, as amended.

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s stock with the cumulative total return on the equity securities of NASDAQ Market Index and a peer group selected by the Company consisting of public companies ATI and CRS. The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends, if any, on the date of dividend payment. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

	FISCAL YEAR ENDING
COMPANY/PEER/MARKET	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/29/2007
Universal Stainless & Alloy Products, Inc.	$100.00	$178.51	$245.49	$247.93	$553.39	$587.93
Company Selected Peer Group	100.00	229.61	410.78	610.62	1,321.29	1,426.42
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

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

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2007	2006	2005	2004	2003
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$229,936	$203,873	$170,022	$120,642	$68,989
Operating income (loss)	33,407	32,359	20,145	10,955	(2,394)
Net income (loss)	22,504	20,590	12,758	7,553	(1,425)

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$10,648	$2,909	$620	$241	$4,735
Total assets	164,296	155,287	129,239	108,536	84,935
Long-term debt	1,453	17,228	17,317	12,190	5,599
Stockholders’ equity	129,602	104,654	81,134	67,365	59,442

COMMON SHARE DATA
Basic earnings (loss) per share	$3.39	$3.19	$2.00	$1.20	$(0.23)
Diluted earnings (loss) per share	3.32	3.11	1.97	1.18	(0.23)

The restatement of maintenance expenses for the four years ended December 31, 2006 changed previously reported financial data by the following amounts:

	Increase (Decrease) in Previously Reported Amounts
	2006	2005	2004	2003
(dollars in thousands, except per share amounts)
Change in cost of products sold	$40	$484	$(686)	$12
Change in net income	(24)	(298)	421	(8)
Change in earnings per common share:
Basic	$(0.01)	$(0.05)	$0.07	$(0.00)
Diluted	$(0.01)	$(0.05)	$0.06	$(0.00)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, OEMs and wire redrawers.

An analysis of the Company’s operations is as follows:

	2007		2006		2005
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$164,228	71.4%	$151,633	74.4%	$135,588	79.7%
Tool steel	28,119	12.2	23,389	11.5	20,737	12.2
High-strength low alloy steel	25,892	11.3	16,467	8.1	6,606	3.9
High-temperature alloy steel	9,317	4.0	9,837	4.8	3,694	2.2
Conversion services	2,011	0.9	2,137	1.0	3,030	1.8
Other	369	0.2	410	0.2	367	0.2

Total net sales	229,936	100.0	203,873	100.0	170,022	100.0
Total cost of products sold	184,491	80.3	160,722	78.8	141,436	83.2
Selling and administrative expenses	12,038	5.2	10,792	5.3	8,441	5.0

Operating income	$33,407	14.5%	$32,359	15.9%	$20,145	11.8%

Net sales by market segment are as follows:

	2007		2006		2005
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Service centers	$119,736	52.1%	$101,510	49.8%	$73,213	43.1%
Forgers	47,711	20.7	38,539	18.9	29,914	17.6
Rerollers	35,006	15.2	33,273	16.3	39,254	23.1
Original equipment manufacturers	18,287	8.0	18,368	9.0	13,992	8.2
Wire redrawers	6,843	3.0	9,660	4.8	10,263	6.0
Conversion services	2,011	0.9	2,137	1.0	3,030	1.8
Miscellaneous	342	0.1	386	0.2	356	0.2

Net sales	$229,936	100.0%	$203,873	100.0%	$170,022	100.0%

Tons shipped	43,644		50,485		51,233

2007 Results as Compared to 2006: The increase in net sales in 2007 reflects increased selling prices, primarily a result from the impact of higher raw material surcharges assessed and an increase in higher value-added products, partially offset by lower shipments overall. Raw material surcharges continued to escalate during 2007, led by an increase in the monthly average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. Since May 2007 the monthly average nickel prices declined to $11.79 in December 2007. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Cost of products sold, as a percentage of net sales, increased in 2007 as compared to 2006. This increase is primarily due to higher raw material costs, which are generally reimbursed by the customer through raw material surcharges, and operation cost increases.

Selling and administrative expenses increased primarily due to higher employment costs and the settlement of a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”). The higher employments costs were primarily due to the addition of a corporate officer in 2007 and an increase in stock compensation expense from $273,000 in 2006 to $427,000 in 2007. This increase was partially offset by a $367,000 expense related to a software project the Company terminated, the establishment of a $193,000 reserve for an EPA violation which was settled in 2007 and $200,000 for certain commercial product-claim issues during 2006.

Interest expense and other financing costs decreased from $1.1 million in 2006 to $731,000 in 2007. The decrease is primarily due to a decline in the average balance of the revolving line of credit over the prior year, as well as recognizing lower interest expense associated with the funding of scheduled payments on the existing term debt of the Company. In December 2007, the Company retired the $7.5 million outstanding balance on its PNC Term Loan which was not scheduled to mature until June 30, 2011.

Other income, net increased from $522,000 in 2006 to $776,000 in 2007. This increase is primarily attributed to the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) of $586,000 in 2007 in comparison to $463,000 in 2006. In addition, the Company recognized $178,000 of interest income from excess cash invested during the second half of 2007.

The effective income tax rates for the years ended December 31, 2007 and 2006 were 32.7% and 35.2%, respectively. The reduction in the effective income tax rate in 2007 reflects an increase in the Company’s permanent tax deductions, related to an increase in the manufacturer’s production activities deduction and the recognition of additional permanent tax deductions as a result of reconciling its 2006 federal and state tax returns filed during the period to the tax provision recognized for the year ended December 31, 2006. The 2007 rate also reflects a favorable shift in the apportionment of taxable income for state income tax purposes.

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

Selling and administrative expenses increased primarily due to higher employment costs resulting from continued growth of the business, and included $273,000 related to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Compensation related to stock-based compensation plans was not previously recognized as expense under the former accounting guidance, Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Unrecognized stock-based compensation expense related to non-vested stock awards totaled $570,000 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 25 months.

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

Other income, net increased from $437,000 in 2005 to $522,000 in 2006. The increase was primarily due to the receipt of $463,000, net of expenses, under the CDSOA in 2006 in comparison to $414,000 received in 2005.

The 2006 effective income tax rate was 35.2% compared to a 35.4% tax rate in 2005. The change in the effective income tax rate is primarily attributable to a favorable shift of apportioned income for state income tax purposes as well as the impact of recognizing a $180,000 tax credit in Pennsylvania as a result of participating in the state’s Educational Improvement Tax Credit in 2006.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

	2007		2006		2005
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$108,535	53.6%	$102,372	57.1%	$90,530	59.1%
Tool steel	25,638	12.7	21,747	12.1	20,047	13.1
High-strength low alloy steel	12,764	6.3	8,177	4.6	3,199	2.1
High-temperature alloy steel	4,067	2.0	3,787	2.1	3,254	2.1
Conversion service	1,405	0.7	1,530	0.9	2,534	1.6
Other	295	0.1	325	0.2	295	0.2

	152,704	75.4	137,938	77.0	119,859	78.2
Intersegment	49,858	24.6	41,232	23.0	33,399	21.8

Total net sales	202,562	100.0	179,170	100.0	153,258	100.0
Material cost of sales	106,456	52.6	85,298	47.6	75,568	49.3
Operation cost of sales	67,286	33.2	66,806	37.3	57,393	37.4
Selling and administrative expenses	8,345	4.1	7,392	4.1	5,791	3.8

Operating income	$20,475	10.1%	$19,674	11.0%	$14,506	9.5%

Net sales for the year ended December 31, 2007 increased by $23.4 million, or 13.1%, in comparison to the year ended December 31, 2006 primarily due to raw material surcharge increases, which offset increased material cost of sales of $21.2 million for the period. The remaining increase is primarily due to increased shipments of higher value-added niche products partially offset by lower shipments overall. Operating income for the year ended December 31, 2007 increased by $801,000 primarily due to improved mix of products shipped and higher selling prices, partially offset by higher raw material, labor, utilities and other manufacturing supply costs.

Net sales for the year ended December 31, 2006 increased $25.9 million, or 17%, in comparison to the year ended December 31, 2005 primarily due to increased shipments of higher value-added products to the forger, service center and OEM markets, offset by decreased shipments to the reroller market and a reduction in conversion services rendered, as well as the impact of price increases implemented since January 1, 2005 and higher surcharges assessed due to increased raw material costs. Operating income for the year ended December 31, 2006 increased $5.2 million primarily due to the impact of the favorable product mix, higher surcharges assessed and base price increases implemented, more than offsetting higher raw material, labor, energy and other manufacturing costs.

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

	2007		2006		2005
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$55,693	68.2%	$49,261	70.1%	$45,058	85.0%
High-strength low alloy steel	13,128	16.1	8,290	11.8	3,407	6.4
High-temperature alloy steel	5,250	6.4	6,050	8.6	440	0.8
Tool steel	2,481	3.0	1,642	2.3	690	1.3
Conversion services	606	0.7	607	0.9	496	1.0
Other	74	0.1	85	0.1	72	0.1

	77,232	94.5	65,935	93.8	50,163	94.6
Intersegment	4,493	5.5	4,320	6.2	2,848	5.4

Total net sales	81,725	100.0	70,255	100.0	53,011	100.0
Material cost of sales	47,905	58.6	38,705	55.1	29,496	55.6
Operation cost of sales	17,404	21.3	16,678	23.8	14,117	26.7
Selling and administrative expense	3,693	4.5	3,400	4.8	2,650	5.0

Operating income	$12,723	15.6%	$11,472	16.3%	$6,748	12.7%

Net sales for the year ended December 31, 2007 for this segment increased by $11.5 million, or 16.3%, in comparison to the year ended December 31, 2006 primarily due to raw material surcharge increases, which more than offset increased material cost of sales of $9.2 and lower shipments for the period. Operating income increased by $1.3 million primarily due to the impact from rising nickel prices, partially offset by higher labor, utility and other manufacturing supply costs. For this segment, raw material surcharges are primarily assessed at the time of shipment while the material cost of those shipments is determined at the time of order entry. Based upon the timing of surcharges, the Company estimates Dunkirk generated an operating income benefit of $3.9 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $33.6 million, $6.3 million and $3.3 million in the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from sales of $235.9 million, $198.7 million and $167.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	2007		2006		2005
For the years ended December 31,	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Raw material purchases	$100,504	49.7%	$92,117	47.9%	$88,772	54.1%
Employment costs	36,103	17.8	36,094	18.8	30,931	18.9
Utilities	18,657	9.2	18,528	9.6	17,812	10.9
Other	47,057	23.3	45,700	23.7	26,419	16.1

Total uses of cash	$202,321	100.0%	$192,439	100.0%	$163,934	100.0%

Cash used for raw material purchases increased in 2007 in comparison to 2006 and 2005 primarily due to higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for key raw materials for selected months during the last three-year period.

	December 2007	June 2007	December 2006	June 2006	December 2005	June 2005
Nickel	$11.79	$18.92	$15.68	$9.41	$6.09	$7.33
Chrome	$1.66	$1.27	$0.64	$0.64	$0.51	$0.73
Molybdenum	$32.54	$32.65	$24.87	$25.28	$27.11	$37.47
Carbon Scrap	$0.14	$0.13	$0.10	$0.15	$0.12	$0.07

The monthly average price of nickel increased from $9.41 in June 2006 to $15.68 in December 2006 to a high of $23.67 in May 2007. The significant rise is believed to be due to increased demand from foreign (primarily China) and domestic sources coupled with supply volatility which caused raw material market values to rise significantly between June 2006 and May 2007. The sharp increase had a material negative impact on the operating margins of the Universal Stainless & Alloy Product Segment and a material positive impact on the operating margins of the Dunkirk Specialty Steel Segment. The monthly average nickel prices declined from its record level in May 2007 to $12.54 in August 2007 and to $11.79 in December 2007. The sharp decline resulted from decreased demand for nickel while supplies continued to increase during the second half of 2007. The sharp decline also had a material negative impact on the operating margins of both business segments through the recognition of increased Lower-of-Cost-or-Market inventory reserves. The reserve increased from 2.3% of the consolidated inventory balance at December 31, 2006 to 3.3% at December 31, 2007. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it can not immediately absorb significant spikes in raw material prices. A material decline in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company, and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

Increases in both employment and utility costs are primarily due to higher rates substantially offset by lower production volumes. The increased employment costs primarily relate to increased payouts under the Company’s profit-sharing plans and higher employee-related insurance costs. Increased utility costs are primarily related to an electrical distribution rate increase at the Bridgeville facility that became effective January 6, 2007.

The increase in other uses of cash between 2006 and 2007 is primarily attributable to the payments made to settle the Teledyne lawsuit and EPA violation as well as incurring increased maintenance expenses. The increase between 2005 and 2006 is primarily attributable to increased income tax payments as well as purchases of operating supplies and services to support higher production volumes. Payments for federal and state income taxes, net of refunds received, increased from $6.7 million in 2005 to $11.8 million and $11.3 million in 2006 and 2007, respectively.

At December 31, 2007, working capital approximated $85.9 million, as compared to $80.4 million at December 31, 2006. The increase is attributable to a $7.7 million increase in the cash balance primarily resulting from a $5.8 million decrease in accounts receivable and a $784,000 decrease in inventory, net of non-debt current liabilities. These decreases are primarily attributable to lower shipment and production volumes experienced during the last three-month period of 2007 in comparison to the similar period in 2006.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $8.8 million and $7.7 million in 2007 and 2006, respectively. The 2007 expenditures were primarily made to upgrade the Bridgeville melt shop cranes, purchase and install a new high-temperature annealing furnace in Dunkirk scheduled for completion in 2008, purchase additional testing equipment to meet more stringent specifications for higher value-added products, as well as infrastructure improvements. Most of the 2006 expenditures were used to purchase additional equipment in response to increased demand, including a plate flattener, milling machines and a seventh VAR furnace installed at the Bridgeville facility. Capital expenditures are expected to approximate $10.0 million in 2008, based on current market conditions. The expenditures will be used principally for the purchase of new equipment and infrastructure improvements, and will be funded from operating cash flows. Commitments of additional capital expenditures may occur if market conditions continue to improve.

Capital Resources Including Off-Balance Sheet Arrangements. The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related-party transaction arrangements.

PNC Credit Agreement. The Company is party to a credit agreement with PNC Bank (the “PNC Credit Agreement”), which establishes a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2009. This credit agreement also provided for a $10.0 million term loan (“PNC Term Loan”) scheduled to mature on June 30, 2011. The $7.5 million outstanding principal balance under the PNC Term Loan was retired in December 2007 using excess cash flows from operations generated during the second half of the year. The PNC Line is collateralized by substantially all of the Company’s assets.

Interest on borrowings under the PNC Line is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. The Company pays a commitment fee on the unused portion of the PNC Line of 0.25%, provided it maintains certain financial ratios.

At December 31, 2007, the Company had its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement as of December 31, 2007. The Company believes it will maintain compliance with the financial covenants in effect throughout 2008.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 1996, the Company entered into a ten-year, 6% interest-bearing loan with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000, and was fully amortized in 2007. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2007, the total principal balance of these government-financed debt instruments is $1.8 million.

Stock-Based Financing Activity. The Company issued 90,751 and 152,760 shares of its Common Stock for the years ended December 31, 2007 and 2006, respectively, through its two stock-based compensation plans. In 2007, certain employees, officers and members of the Company’s Board of Directors exercised 84,750 stock options issued under the Stock Incentive Plan for $898,000 plus related tax benefits of $958,000. In 2006, certain employees, officers and members of the Company’s Board of Directors exercised 144,125 stock options issued under the Stock Incentive Plan for $1,444,000 plus related tax benefits of $1,073,000. The remaining shares were issued to employees participating in the Employee Stock Purchase Plan.

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company repurchased 326 shares in 2007, 412 shares in 2006 and 157 shares in 2005. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2007.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2007, the Company had $10.6 million in cash and $15.0 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2007 was 4.7:1 compared with 4.2:1 at December 31, 2006, and the debt to total capitalization ratio was 1.4% compared with 15.8%, respectively.

The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2007, the Company had the following contractual obligations:

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$2,072	$468	$936	$593	$75
Operating lease obligations	38	29	9	—	—
Purchase obligations	10,255	10,255	—	—	—

Total contractual obligations	$12,365	$10,752	$945	$593	$75

Long-term debt does not include any outstanding balance on the PNC Line, currently due to expire on June 30, 2009, since there was no outstanding balance on December 31, 2007. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

Supply Contract. The Company maintains a supply contract agreement with Talley Metals that continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2006 and 2007, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company has granted a waiver and expects to continue granting a waiver from this requirement until market conditions improve.

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive their appropriate share of the import duties collected and received a net payment of $586,000 in 2007. The Company expects to benefit somewhat from the CDSOA after its scheduled expiration on September 30, 2007. The amount of future benefit is dependent on the amount of import duties collected through the expiration date and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials and energy, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements, sales price increases and surcharges.

CONTINGENT ITEMS

Product Claims. The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2007, the Company has established a reserve of $200,000 for commercial product-claims related to three sales by Dunkirk Specialty Steel.

Environmental Matters. The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. The Company is not aware of any environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

Legal Matters. On June 29, 2001, suit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania by Teledyne. The suit alleged that steel product manufactured by the Company was defective and that the Company was or should have been aware of the defects. Teledyne alleged that the steel supplied by the Company caused certain crankshafts sold by Teledyne to be defective.

On May 31, 2007, the Company and Teledyne agreed to a complete settlement of this suit. Under the terms of the settlement, which contains a confidentiality provision, both parties released all claims against the other party in exchange for cash and other consideration. The net impact of this settlement, including professional fees, on the Company’s net income after tax was $517,000.

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies. Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2007, 2006 and 2005 were less than 1% of net sales.

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

The monthly average price of nickel increased from $9.41 in June 2006 to $15.68 in December 2006 to a high of $23.67 in May 2007. Since May 2007, the monthly average nickel prices declined to $12.54 in August 2007 and to $11.79 in December 2007. The sharp decline resulted from decreased demand for nickel while supplies continued to increase during the second half of 2007. This event also had a material negative impact on the operating margins of both business segments through the recognition of higher Lower-of-Cost-or-Market inventory reserves. The reserve increased from 2.3% of the consolidated inventory balance at December 31, 2006 to 3.3% at December 31, 2007.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2007 and 2006. Attempts to sell the Dunkirk office building since February 2002 have not been successful, and the Company had no prospective buyers. The change in circumstances caused the Company’s management to write off the $184,000 carrying value of the Dunkirk office building during first quarter 2006. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2007.

New Accounting Pronouncements. See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

FUTURE OUTLOOK

The Company entered 2008 with a total backlog of approximately $85 million, which is down from the $120 million backlog at the beginning of 2007. The decline is primarily due to the impact of lower raw materials costs on the selling prices for semi-finished product orders and a reduction in orders placed by forging and service center customers, resulting from an excess supply of inventory in the supply chain at December 31, 2007. End-market demand remains strong and the company expects orders for its products will improve throughout the year as customer inventory is consumed.

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2007 and 2006 due to significant increases in transaction prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

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

The Company currently is not exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2007, all of the Company’s $1.8 million of total long-term debt has fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2007. In addition, our audit included the financial statement schedule listed in the index at Item 15 (2) (Schedule II). We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 6, 2008

Performance Graph

The following performance graph compares the cumulative total shareholder return on our common shares from December 31, 2002 until December 31, 2007, with the cumulative total return of (a) the NASDAQ Composite Index and (b) the Standard & Poor’s Homebuilders Select Industry Index. The performance graph assumes the investment, on December 31, 2002, of $100 in our common shares, the NASDAQ Composite Index, and the Standard & Poor’s Homebuilders Select Industry Index, and that all dividends were reinvested.

20.1

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006	2005
(dollars in thousands, except per share information)
Net sales	$229,936	$203,873	$170,022
Cost of products sold	184,491	160,722	141,436
Selling and administrative expenses	12,038	10,792	8,441

Operating income	33,407	32,359	20,145
Interest expense and other financing costs	(731)	(1,106)	(851)
Other income, net	776	522	437

Income before income tax expense	33,452	31,775	19,731
Provision for income taxes	10,948	11,185	6,973

Net income	$22,504	$20,590	$12,758

EARNINGS PER COMMON SHARE
Basic	$3.39	$3.19	$2.00
Diluted	$3.32	$3.11	$1.97
WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,644,374	6,451,037	6,375,257
Diluted	6,774,924	6,612,530	6,479,114

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,648	$2,909
Accounts receivable (less allowance for doubtful accounts of $311 and $338)	27,501	33,308
Inventory	65,572	66,019
Other current assets	5,537	3,216

Total current assets	109,258	105,452
Property, plant and equipment, net	54,271	49,251
Other assets	767	584

Total assets	$164,296	$155,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$13,983	$13,123
Outstanding checks in excess of bank balance	2,064	3,427
Accrued employment costs	5,307	4,121
Current portion of long-term debt	383	2,364
Other current liabilities	1,600	1,968

Total current liabilities	23,337	25,003
Long-term debt	1,453	17,228
Deferred taxes	9,904	8,402

Total liabilities	34,694	50,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,930,294 and 6,839,543 shares issued	7	7
Additional paid-in capital	35,112	32,654
Retained earnings	96,142	73,638
Treasury Stock at cost; 270,795 and 270,469 common shares held	(1,659)	(1,645)

Total stockholders’ equity	129,602	104,654

Total liabilities and stockholders’ equity	$164,296	$155,287

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2007	2006	2005
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,504	$20,590	$12,758
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,731	3,337	3,085
Loss on retirement of fixed assets	40	911	705
Deferred taxes increase (decrease)	253	(1,852)	(276)
Stock-based compensation expense	427	273	—
Tax benefit from exercise of stock options	—	—	207
Excess tax benefits from share-based payment arrangements	(958)	(1,073)	—
Changes in assets and liabilities:
Accounts receivable	5,807	(5,345)	(3,401)
Inventory	447	(14,621)	(13,080)
Accounts payable	860	544	913
Accrued employment costs	1,186	1,163	1,128
Other, net	(674)	2,374	1,292

Net cash provided by operating activities	33,623	6,301	3,331

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets and real property through purchase agreements	—	—	(344)
Capital expenditures	(8,782)	(7,716)	(8,464)

Net cash used in investing activities	(8,782)	(7,716)	(8,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	8,050
Long-term debt repayment	(9,364)	(1,555)	(894)
(Repayment) borrowings under revolving line of credit, net	(8,392)	2,275	(2,518)
(Decrease) increase in outstanding checks in excess of bank balance	(1,363)	326	463
Deferred financing costs	—	—	(48)
Proceeds from issuance of Common Stock	1,059	1,585	803
Excess tax benefits from share-based payment arrangements	958	1,073	—

Net cash (used in) provided by financing activities	(17,102)	3,704	5,856

Net increase in cash and cash equivalents	7,739	2,289	379
Cash and cash equivalents at beginning of period	2,909	620	241

Cash and cash equivalents at end of period	$10,648	$2,909	$620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid (net of amount capitalized)	$793	$1,085	$779
Income taxes paid	$11,268	$11,779	$6,693

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Description of the Company. Universal Stainless & Alloy Products, Inc. (the “Company”) manufactures and markets semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, treating, and hot and cold rolling of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers (“OEMs”), which primarily include the power generation and aerospace industries, and wire redrawers. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total reserve will not be less than 1% of total accounts receivable. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense for fiscal years 2007, 2006 and 2005 was $(29,000), 77,000 and $125,000, respectively.

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

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Maintenance and repairs are charged to expense as incurred, and costs of improvements and renewals are capitalized.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position entitled “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends an American Institute of Certified Public Accountants Industry Audit Guide and is applicable to all industries that accrue for planned major maintenance activities. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance costs, which is the policy the Company presently uses to record planned plant outage costs on an interim basis within a fiscal year. The FSP became effective January 1, 2007, with retrospective application to all prior periods presented. Under the FSP, the Company will report results using the deferral method whereby material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six-month period, while other maintenance costs are expensed as incurred. The restatement of maintenance expenses for the years ended December 31, 2006 and 2005 changed previously reported financial data by the following amounts:

	Increase (Decrease) in Previously Reported Amounts
	2006	2005
(dollars in thousands, except per share amounts)
Change in cost of products sold	$40	$484
Change in net income	(24)	(298)
Change in earnings per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

Maintenance expense for the fiscal year 2007, 2006 and 2005 was $13,857,000, $12,060,000 and $12,412,000, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 5 and 25 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which generally does not exceed three years. Depreciation and amortization expense for fiscal year 2007, 2006 and 2005 was $3,722,000, $3,315,000 and $3,058,000, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2007 and 2006 except for the reserve attributed to the $184,000 carrying value of the Dunkirk office building which management has not sold since its acquisition in February 2002.

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

Revenue is also recognized in certain situations in which products available for shipment are held at the Company’s facility beyond the stated shipment date at the customer’s specific request. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2007, 2006 and 2005 were less than 1% of net sales.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 was effective at the beginning of the Company’s 2007 fiscal year. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes. The Company believes there are no known uncertain tax positions at December 31, 2007.

Stock-Based Compensation Plans. Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is calculated on the measurement date, the date of grant, using the Black-Scholes option-pricing model, and is recognized ratably over the service period of the award. The tax effects of exercising stock options are added to additional paid-in capital at the exercise date.

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

New Accounting Pronouncements. In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157; however, the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the provisions of SFAS 159. Adoption is not expected to have a material impact on the consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing GAAP until January 1, 2009.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2007	2006
(dollars in thousands)
Raw materials and supplies	$8,309	$9,558
Semi-finished and finished steel products	55,404	54,891
Operating materials	1,859	1,570

Total inventory	$65,572	$66,019

Note 3: Property, Plant and Equipment Property, plant and equipment consists of the following:
December 31,	2007	2006
(dollars in thousands)
Land and land improvements	$2,208	$1,573
Buildings	10,371	8,469
Machinery and equipment	66,432	63,484
Construction in progress	4,571	1,330

	83,582	74,856
Accumulated depreciation	(29,311)	(25,605)

Property, plant and equipment, net	$54,271	$49,251

Note 4: Long-Term Debt and Other Financing Long-term debt consists of the following:
December 31,	2007	2006
(dollars in thousands)
PNC Term Loan	$—	$9,000
PNC Bank revolving credit facility	—	8,392
Government debt	1,836	2,200

	1,836	19,592
Less amounts due within one year	(383)	(2,364)

Total long-term debt	$1,453	$17,228

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2009. This credit agreement also included a term loan (“PNC Term Loan”) scheduled to mature on June 30, 2011. The Company retired the PNC Term Loan in December 2007. The credit agreement is collateralized by substantially all of the Company’s assets.

Interest on borrowings under the PNC Line and PNC Term Loan is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at December 31, 2007.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011 and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 1996, the Company entered into a ten-year, 6% interest-bearing loan agreement with the Redevelopment Authority of Allegheny County Economic Development Fund in the amount of $1,514,000, and was fully amortized in 2007. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million.

The Company leases certain office equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under operating leases are as follows:

For the years ended December 31,	2008	2009	2010	2011	2012	Thereafter	Total
(dollars in thousands)
Long-term debt principal payments	$383	$403	$423	$432	$96	$99	$1,836
Operating lease minimum payments	29	9	—	—	—	—	38

Note 5: Income Taxes

Components of the provision for income taxes are as follows:

For the years ended December 31,	2007	2006	2005
(dollars in thousands)
CURRENT PROVISION
Federal	$10,542	$11,957	$6,801
State	153	1,080	448

	10,695	13,037	7,249

DEFERRED PROVISION (BENEFIT)
Federal	550	(1,623)	(151)
State	(297)	(229)	(125)

	253	(1,852)	(276)

Provision for income taxes	$10,948	$11,185	$6,973

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2007	2006	2005
Federal statutory tax	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(2.1)	(1.2)	(1.0)
State income taxes, net of federal tax impact	(0.2)	2.3	1.9
Government grants, net of federal tax impact	(0.4)	(0.8)	(1.1)
Other, net	0.4	(0.1)	(0.3)

Effective income tax rate	32.7%	35.2%	34.5%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. The Company recognized tax credit benefits of $591,000 and $378,000 for fiscal year 2007 and 2006, respectively, of which $252,000 and $339,000 was applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

The Company also recognized Pennsylvania Educational Improvement Tax Credit benefits (“PAEIT”) of $180,000 for both 2007 and 2006, which were applied against each respective year’s current tax provision.

Deferred taxes result from the following:

December 31,	2007	2006
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$166	$171
Inventory	1,573	811
Accrued liabilities	665	478
SFAS 123R compensation expense	209	80
Dunkirk office building impairment	70	71

	2,683	1,611
State tax carryforwards	692	472

	$3,375	$2,083

DEFERRED TAX LIABILITIES
Prepaid major maintenance	$110	$66
Property, plant and equipment	9,904	8,402

	$10,014	$8,468

State tax carryforwards represent New York Empire Zone tax credits with no expiration date and are included in other assets.

The Company is routinely under audit by federal or state authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company has settled all IRS examinations through December 31, 2004.

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

	Common Shares Outstanding	Common Stock	Additional Paid- In Capital	Retained Earnings	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at December 31, 2004	6,601,112	$7	$28,699	$40,290	269,900	$(1,631)
Common Stock issuance under Employee Stock Purchase Plan	9,946		103
Exercise of Stock Options	75,725		703
Tax benefit on share-based compensation			207
Net income				12,758
Purchase of Treasury Stock					157	(3)

Balance at December 31, 2005	6,686,783	$7	$29,712	$53,048	270,057	$(1,634)
Common Stock issuance under Employee Stock Purchase Plan	8,635		152
Exercise of Stock Options	144,125		1,444
Share-based compensation			273
Tax benefit on share-based compensation			1,073
Net income				20,590
Purchase of Treasury Stock					412	(11)

Balance at December 31, 2006	6,839,543	$7	$32,654	$73,638	270,469	$(1,645)
Common Stock issuance under Employee Stock Purchase Plan	6,001		176
Exercise of Stock Options	84,750		897
Share-based compensation			427
Tax benefit on share-based compensation			958
Net income				22,504
Purchase of Treasury Stock					326	(14)

Balance at December 31, 2007	6,930,294	$7	$35,112	$96,142	270,795	$(1,659)

On October 19, 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2007.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2007 and 2006, there were no shares issued or outstanding.

Note 7: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is performed as follows:

	2007		2006		2005
For the years ended December 31,	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands, except per share amounts)
Income available to common Stockholders	$22,504	6,644,374	$20,590	6,451,037	$12,758	6,375,257
Effect of dilutive securities	—	130,550	—	161,493	—	103,857

Income available to common Stockholders plus assumed conversion	$22,504	6,774,924	$20,590	6,612,530	$12,758	6,479,114

EARNINGS PER COMMON SHARE
Basic	$3.39		$3.19		$2.00
Diluted	$3.32		$3.11		$1.97

Note 8: Stock-Based Compensation Plans

At December 31, 2007, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors, and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The Company may grant options up to a maximum of 950,000 shares of Common Stock, of which 393,668 are available for grant at December 31, 2007. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2007, 2006 and 2005 is presented below:

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2005	190,243	148,750	$4.80	511,675	$9.14
Granted	(50,000)	50,000	6.54	50,000	14.84
Stock options exercised				(75,725)	6.64
Stock awards vested		(61,450)	4.46
Forfeited	3,300			(3,300)	11.25

Balance, December 31, 2005	143,543	137,300	5.57	482,650	9.69
Granted	(60,000)	60,000	9.23	60,000	21.36
Stock options exercised				(144,125)	10.02
Stock awards vested		(63,500)	5.15
Forfeited	19,625	(19,625)	5.17	(19,625)	10.15

Balance, December 31, 2006	103,168	114,175	7.80	378,900	11.77
Additional shares reserved	400,000
Granted	(161,000)	161,000	16.70	161,000	33.25
Stock options exercised				(84,750)	10.60
Stock awards vested		(49,625)	6.60
Forfeited	51,500	(51,500)	13.13	(51,500)	30.93

Balance, December 31, 2007	393,668	174,050	$14.80	403,650	$18.14

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Years Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$5.12 to $7.35	101,300	3.9	$6.61	101,300	$6.61
$8.45 to $9.94	54,000	2.6	9.73	54,000	9.73
$10.83 to $13.42	45,450	6.4	11.49	33,650	11.55
$14.18 to $27.29	70,900	7.7	17.57	38,175	16.49
$31.95 to $42.50	132,000	9.6	33.03	2,475	32.20

Outstanding at end of year	403,650	6.5	$18.14	229,600	$9.98

Exercisable at end of year	229,600	2.6

Proceeds from stock option exercises totaled $898,000 in 2007, $1.4 million in 2006 and $703,000 in 2005. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $958,000 in 2007, $1.1 million in 2006 and $207,000 in 2005.

Based upon the closing stock price of $35.57, the aggregate intrinsic value of outstanding stock options and outstanding exercisable stock options was $7.0 million and $5.9 million, respectively, at December 31, 2007. Intrinsic value of stock options is calculated as the amount by which the market price of USAP common stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised was $2.6 million in 2007, $2.8 million in 2006 and $538,000 in 2005. The total fair value of share awards vested was $328,000 during 2007, $327,000 in 2006 and $274,000 in 2005.

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

Stock-based compensation expense totaled $427,000 in 2007 and $273,000 in 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The tax benefit associated with the stock compensation expense recognized in the accompanying Consolidated Statements of Operations was $152,000 in 2007 and $95,000 in 2006. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to non-vested stock awards totaled $1,548,000 at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 33 months.

Valuation of Stock-Based Compensation. The fair value of the Company’s employee stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company elected to continue using the Black-Scholes option-pricing model, which was previously used for the Company’s pro forma information required under SFAS 123. The weighted-average fair value of stock options granted was $2,689,000 for 2007, $554,000 for 2006, and $327,000 for 2005. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of options granted are detailed in the table below:

	2007	2006	2005
Risk-free interest rate	3.53 to 4.87%	3.19 to 5.04%	3.76 to 4.50%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	47 to 49%	45 to 50%	40 to 45%
Weighted-average expected market price volatility	47.9%	47.6%	43.5%
Expected term	5.8 to 8.2 years	5.0 years	5.0 years

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

Pro Forma Net Income and Earnings Per Common Share. In accordance with SFAS 123R, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The following pro forma information presents net income and earnings per share for 2005 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of this pro forma disclosure, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

For the year ended December 31,	2005
(dollars in thousands, except per share information)
Net income, as reported	$13,056
Total stock-based compensation expense determined under fair-value-based method, net of taxes	(201)

Pro forma net income	$12,855

EARNINGS PER SHARE
Basic – as reported	$2.05
Basic – pro forma	$2.02
Diluted – as reported	$2.02
Diluted – pro forma	$1.98

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. At the Annual Meeting of Stockholders of the Company held May 17, 2006, shareholders approved an amendment to the Stock Purchase Plan to reserve an additional 60,000 shares of Common Stock for issuance under the plan. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2007, the Company has issued 96,312 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2007, 2006 and 2005, the Company expensed $5,823,000, $5,285,000 and $3,510,000, respectively, under these plans.

Note 9: Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company accrues its contributions to the hourly employee plan based on time worked while contributions to the salaried plan are accrued as a fixed amount per month. Company contributions to both plans are funded periodically.

Effective January 6, 2003, the Company began to participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the defined contribution retirement plan even if the Company contributions cease. The Company also makes a contribution to the defined contribution retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution for salaried employees will be dependent upon their contribution to the 401(k) retirement plan.

The total expense for the years ended December 31, 2007, 2006 and 2005 was $873,000, $888,000 and $772,000, respectively, including $531,000, $572,000 and $449,000, respectively, for the multi-employer Trust. No other post-retirement benefit plans exist.

Note 10: Commitments and Contingencies

The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. The Company is not aware of any environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company.

The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2007, the Company has established a reserve of $200,000 for commercial product-claims related to three sales by Dunkirk Specialty Steel.

The Company maintains a supply contract agreement with Talley Metals. While the initial term of the agreement expired December 31, 2002, the agreement continues to automatically renew with the placement of new orders each month and requires a 90-day written notice to terminate by either party. In addition, Talley Metals is required under the agreement to purchase a minimum of 1,000 tons of stainless reroll billet products each calendar month and to average at least 1,250 tons per month during the last 12-month period. The value of the contract on a monthly basis will depend on product mix and key raw material prices. During 2006 and 2007, Talley Metals did not comply with the monthly minimum purchase requirement due to market conditions. The Company has granted a waiver and expects to continue granting a waiver from this requirement until market conditions improve.

The CDSOA provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, the Company filed claims to receive its appropriate share of the import duties collected. In January 2005, the Company received $59,000 from the U.S. Treasury, representing an increase in the total allocation of available funds awarded to the Company for 2004. The Company received a net payment of $358,000 in December 2005 as its 2005 award. In 2006 and 2007 the Company received $586,000 and $463,000, respectively, net of expenses incurred.

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2007, the Company’s total purchase obligations were $10,255,000, all of which will be due in year 2008.

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

At December 31, 2007, 82% of the Company’s 533 employees are covered by USW collective bargaining agreements, and 46% of employees are covered by an agreement for the Bridgeville facility that expires in August 2008.

The accounting policies of both reportable segments are the same as those described in Note 1: Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes, and property, plant and equipment.

For the years ended December 31,	2007	2006	2005
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$202,562	$179,170	$153,258
Dunkirk Specialty Steel	81,725	70,255	53,011
Intersegment	(54,351)	(45,552)	(36,247)

	$229,936	$203,873	$170,022

OPERATING INCOME (LOSS)
Universal Stainless & Alloy Products	$20,475	$19,674	$14,506
Dunkirk Specialty Steel	12,723	11,472	6,748
Intersegment	209	1,213	(1,109)

	$33,407	$32,359	$20,145

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$614	$889	$608
Dunkirk Specialty Steel	117	217	243

	$731	$1,106	$851

OTHER INCOME, NET
Universal Stainless & Alloy Products	$126	$55	$19
Dunkirk Specialty Steel B	650	467	418

	$776	$522	$437

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$3,382	$3,058	$2,858
Dunkirk Specialty Steel	280	214	167
Corporate	69	65	60

	$3,731	$3,337	$3,085

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$4,419	$6,397	$7,585
Dunkirk Specialty Steel	3,197	41	1,150
Corporate	1,166	1,278	73

	$8,782	$7,716	$8,808

A	Includes amortization of deferred financing costs of $9,000, $23,000 and $27,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
B	Includes net receipt of import duties of $568,000 in 2007, $463,000 in 2006 and $414,000 in 2005.

December 31,	2007	2006
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$110,669	$117,916
Dunkirk Specialty Steel	35,983	31,473
Corporate	17,644	5,898

	$164,296	$155,287

The following table presents net sales by product line:

For the years ended December 31,	2007	2006	2005
(dollars in thousands)
Stainless steel	$164,228	$151,633	$135,588
Tool steel	28,119	23,389	20,737
High-strength low alloy steel	25,892	16,467	6,606
High-temperature alloy steel	9,317	9,837	3,694
Conversion services	2,011	2,137	3,030
Other	369	410	367

Total net sales	$229,936	$203,873	$170,022

Net sales to the Company’s three largest customers and their affiliates approximated 38%, 34% and 34% of total 2007, 2006 and 2005 sales, respectively. The accounts receivable balances from these customers comprised approximately 21% and 23% of total accounts receivable at December 31, 2007 and 2006, respectively.

The Company derives less than 5% of its revenues from markets outside of the United States and the Company has no assets located outside the United States.

Note 12: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2007 DATA
Net sales	$56,239	$62,056	$62,008	$49,633
Gross profit margin	13,219	12,614	11,133	8,479
Operating income	10,665	9,207	8,143	5,392
Provision for income taxes	3,655	3,156	2,521	1,616
Net income	6,787	5,862	5,467	4,388

Earnings per common share:
Basic	$1.03	$0.88	$0.82	$0.66
Diluted	$1.00	$0.87	$0.81	$0.65

2006 DATA
Net sales	$44,937	$48,019	$55,110	$55,807
Gross profit margin	8,767	10,378	12,200	11,806
Operating income	6,511	7,499	9,162	9,187
Provision for income taxes	2,249	2,603	3,200	3,133
Net income	3,998	4,629	5,689	6,274

Earnings per common share:
Basic	$0.62	$0.72	$0.88	$0.96
Diluted	$0.61	$0.70	$0.86	$0.94

The Company’s 2007 third quarter results include a charge of $1.4 million for a Lower-of-Cost-or-Market reserve due to the decline in nickel costs during the quarter, offset by the impact from increasing nickel costs in comparison to prior quarters on the Company’s Dunkirk segment. Based upon the timing of surcharges, nickel cost changes increased gross margin by $1.5 million. Earnings were positively impacted by a reduction in the annual income tax rate to 34.0% from 35.0%. The change in the effective income tax rate is primarily due to adjustments to state income provisions and New York Empire Zone tax credits.

Nickel costs declined from the third to fourth quarter of 2007. The impact from the change in nickel costs on the Company’s Dunkirk segment reduced gross margins by an estimated $53,000 compared with an increase of $1.1 million in the fourth quarter of 2006. The impact from the change in nickel costs combined with lower total shipment volume reduced company-wide gross margin dollars in the fourth quarter 2007 compared with the same period of 2006. The Company’s 2007 fourth quarter earnings were positively impacted by the receipt of import duties of $586,000 and a reduction in the annual income tax rate to 32.7% from 34.2%. The change in the effective income tax rate is primarily due to adjustments to state income provisions and tax credits as well as the impact of recognizing a $180,000 tax credit in Pennsylvania as a result of participating in the state’s PAEIT in the fourth quarter 2007.

The Company’s 2006 fourth quarter earnings were positively impacted by the receipt of import duties of $463,000 and a reduction in the annual income tax rate to 35.4% from 36.0%. The change in the effective income tax rate is primarily attributable to a favorable shift of apportioned income for state income tax purposes as well as the impact of recognizing a $180,000 PAEIT tax credit.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

The restatement of maintenance expenses for the year ended December 31, 2006 changed previously reported financial data by the following amounts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2006 DATA
Change in cost of products sold	$(150)	$(51)	$(2)	$243
Change in net income	96	33	1	(154)

Change in earnings per common share:
Basic	$0.01	$0.00	$0.00	$(0.03)
Diluted	$0.02	$0.01	$0.00	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. Management’s Report on the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 21, 2008, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement , which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2007 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

2) Consolidated Financial Statement Schedules

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2006 and 2007	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Net Charge-Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVE:
Year ended December 31, 2005	$833	$823	$(1,019)	$637
Year ended December 31, 2006	637	1,295	(356)	1,576
Year ended December 31, 2007	1,576	3,390	(2,771)	2,195
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2005	$557	$125	$(410)	$272
Year ended December 31, 2006	272	78	(12)	338
Year ended December 31, 2007	338	2	(29)	311

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Third Amended and Restated Credit Agreement, dated as of June 24, 2006, between the Company and PNC Bank, National Association	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

10.3	Employment Agreement dated February 1, 2008 by and between the Company and Clarence M. McAninch	Filed herewith.

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul McGrath	Filed herewith.

10.5	Employment Agreement dated February 22, 2008 between the Company and Richard M. Ubinger	Filed herewith.

10.6	Employment Agreement dated December 28, 2007 between the Company and Kenneth W. Matz	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.7	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Filed herewith

10.8	Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Supply Contract Agreement, dated as of July 1, 2001, between the Company and Talley Metals Technology, Inc., a subsidiary of Carpenter Technology Corporation	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2008.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Dennis M. Oates
Dennis M. Oates
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Dennis M. Oates and Paul A. McGrath, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008
Dennis M. Oates

/s/ Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2008
Richard M. Ubinger

/s/ C. M. McAninch	Director and Chairman of the Board	March 6, 2008
Clarence M. McAninch

/s/ Douglas M. Dunn	Director	March 6, 2008
Douglas M. Dunn

/s/ Udi Toledano	Director	March 6, 2008
Udi Toledano