Form 10-Q
period 2008-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2008-05-09
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated file  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2008, there were 6,698,499 shares of the Registrant’s Common Stock issued and outstanding.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the current views of Universal Stainless & Alloy Products, Inc. (the “Company”) with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2008	2007
Net sales	$56,845	$56,239
Cost of products sold	46,779	43,020
Selling and administrative expenses	3,075	2,554

Operating income	6,991	10,665
Interest expense	(28)	(227)
Other income	87	4

Income before taxes	7,050	10,442
Income tax provision	2,327	3,655

Net income	$4,723	$6,787

Earnings per common share – Basic	$0.71	$1.03

Earnings per common share – Diluted	$0.70	$1.00

Weighted-average shares of Common Stock outstanding
Basic	6,663,213	6,621,307
Diluted	6,771,482	6,761,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$10,795	$10,648
Accounts receivable (less allowance for doubtful accounts of $350 and $311, respectively)	34,675	27,501
Inventory	65,535	65,572
Deferred taxes	2,358	2,683
Other current assets	2,442	2,854

Total current assets	115,805	109,258
Property, plant and equipment, net	56,069	54,271
Other assets	925	767

Total assets	$172,799	$164,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$14,750	$13,983
Outstanding checks in excess of bank balance	4,804	2,064
Current portion of long-term debt	389	383
Accrued employment costs	3,638	5,307
Accrued income tax	2,145	330
Other current liabilities	971	1,270

Total current liabilities	26,697	23,337
Long-term debt	1,348	1,453
Deferred taxes	9,844	9,904

Total liabilities	37,889	34,694

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,954,794 and 6,930,294 shares issued	7	7
Additional paid-in capital	35,697	35,112
Retained earnings	100,865	96,142
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	134,910	129,602

Total liabilities and stockholders’ equity	$172,799	$164,296

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$4,723	$6,787
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	982	899
Loss on retirement of fixed assets	286	—
Deferred income tax	91	113
Stock-based compensation expense	195	100
Tax benefit from share-based payment arrangements	(183)	(799)
Changes in assets and liabilities:
Accounts receivable, net	(7,174)	(3,609)
Inventory	37	(5,621)
Trade accounts payable	767	2,071
Accrued income tax payable	1,815	1,814
Accrued employment costs	(1,669)	(522)
Other, net	338	1,302

Net cash provided by operating activities	208	2,535

Cash flow from investing activities:
Capital expenditures	(3,092)	(1,253)

Net cash used in investing activities	(3,092)	(1,253)

Cash flows from financing activities:
Revolving line of credit net repayments	—	(5,149)
Long-term debt repayments	(99)	(589)
Net change in outstanding checks in excess of bank balance	2,740	899
Proceeds from issuance of common stock	207	731
Tax benefit from share-based payment arrangements	183	799

Net cash provided by (used in) financing activities	3,031	(3,309)

Net increase (decrease) in cash and cash equivalents	147	(2,027)
Cash and cash equivalents at beginning of period	10,648	2,909

Cash and cash equivalents at end of period	$10,795	$882

Supplemental disclosure of cash flow information:
Interest paid	$62	$255
Income taxes paid, net of refunds received	$147	$1,047

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2008 and 2007, balance sheets as of March 31, 2008 and December 31, 2007, and statements of cash flows for the three-month periods ended March 31, 2008 and 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2008 and December 31, 2007 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2008 and 2007, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2008	2007
Weighted-average number of shares of Common Stock outstanding	6,663,213	6,621,307
Effect of dilutive securities	108,269	139,850

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,771,482	6,761,157

Note 3 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007
Raw materials and supplies	$11,641	$8,309
Semi-finished and finished steel products	51,786	55,404
Operating materials	2,108	1,859

Total inventory	$65,535	$65,572

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	March 31, 2008	December 31, 2007
Land and land improvements	$2,298	$2,208
Buildings	10,647	10,371
Machinery and equipment	68,985	66,432
Construction in progress	4,001	4,571

	85,931	83,582
Accumulated depreciation	(29,862)	(29,311)

Property, plant and equipment, net	$56,069	$54,271

Note 5 – Long-Term Debt

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with a term expiring on June 30, 2009. There was no balance outstanding under the revolver at March 31, 2008 or December 31, 2007. The credit agreement included a term loan which the Company retired in December 2007. Interest on borrowings under the revolving credit facility is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2008.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011 and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of these government loans was $1.7 million at March 31, 2008 and $1.8 million at December 31, 2007.

Note 6 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management does not believe, based on information presently available, that the ultimate outcome of any such pending matter is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for that period.

At March 31, 2008, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 7 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax rate in the three-month period ended March 31, 2008 was 33.0% as compared to 35.0% for the three-month period ended March 31, 2007. The effective income rate in the current period reflects a decrease in state income taxes and an increase in the Company’s permanent tax deductions related to investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008.

Note 7 – Business Segments

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

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Net sales:
Universal Stainless & Alloy Products	$48,198	$48,165
Dunkirk Specialty Steel	20,050	20,440
Intersegment	(11,403)	(12,366)

Consolidated net sales	$56,845	$56,239

Operating income:
Universal Stainless & Alloy Products	$4,931	$7,199
Dunkirk Specialty Steel	2,785	3,821
Intersegment	(725)	(355)

Consolidated operating income	$6,991	$10,665

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Interest expense and other financing costs:
Universal Stainless & Alloy Products	$7	$188
Dunkirk Specialty Steel	21	39

Total interest expense and other financing costs	$28	$227

Other income
Universal Stainless & Alloy Products	$57	$3
Dunkirk Specialty Steel	30	1

Total other income	$87	$4

(dollars in thousands)	March 31, 2008	December 31, 2007
Total assets:
Universal Stainless & Alloy Products	$117,383	$110,669
Dunkirk Specialty Steel	38,669	35,983
Corporate assets	16,747	17,644

	$172,799	$164,296

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2008 and 2007 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Net sales:
Stainless steel	$42,028	$39,570
Tool steel	9,107	7,097
High-strength low alloy steel	4,011	6,234
High-temperature alloy steel	1,146	2,745
Conversion services	525	489
Other	28	104

Total net sales	56,845	56,239
Cost of products sold	46,779	43,020
Selling and administrative expenses	3,075	2,554

Operating income	$6,991	$10,665

Tons Shipped	11,767	11,157

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Net sales:
Service centers	$29,234	$29,105
Forgers	9,018	12,574
Rerollers	11,239	7,192
Original equipment manufacturers	5,441	4,877
Wire redrawers	1,369	1,898
Conversion services	525	489
Miscellaneous	19	104

Total net sales	$56,845	$56,239

Three-month period ended March 31, 2008 as compared to the same period in 2007

Net sales for the three-month period ended March 31, 2008 increased $606,000 as compared to the similar period in 2007. The increase reflects higher shipments of billet product to rerollers and tool steel plate product to service centers, offset by lower shipments of semi-finished products to forgers and finished bar, rod and wire products to service centers and wire redrawers. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three-month period ended March 31, 2008 in comparison to the three-month period ended March 31, 2007.

Cost of products sold, as a percentage of net sales, was 82.3% and 76.5% for the three-month periods ended March 31, 2008 and 2007, respectively. The increase is primarily due to the change in mix of products shipped described above.

Selling and administrative expenses increased by $521,000 in the three-month period ended March 31, 2008 as compared to the similar period in 2007. The increased cost primarily related to an increase in stock-based compensation expense, additional costs incurred as a result of complying with the Sarbanes-Oxley Section 404 requirements for the first time as of December 31, 2007, higher legal fees resulting from the Company’s defense of a contractor litigation matter and the recognition of a reserve for a product claim matter.

Interest expense and other financing costs decreased from $227,000 for the three-month period ended March 31, 2007 to $28,000 for the three-month period ended March 31, 2008 primarily due to not having to borrow on the Company’s revolving credit facility since August 2007 and the December 2007 retirement of the PNC Term Loan.

The effective income tax rate in the three-month period ended March 31, 2008 was 33.0% as compared to 35.0% for the three-month period ended March 31, 2007. The effective income rate in the current period reflects a decrease in state income taxes and an increase in the Company’s permanent tax deductions related to investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2008 and 2007 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Net sales:
Stainless steel	$27,310	$24,996
Tool steel	8,424	6,159
High-strength low alloy steel	1,113	4,000
High-temperature alloy steel	569	1,230
Conversion services	357	327
Other	10	86

	37,783	36,798
Intersegment	10,415	11,367

Total net sales	48,198	48,165
Material cost of sales	23,339	21,231
Operation cost of sales	17,790	18,017
Selling and administrative expenses	2,138	1,718

Operating income	$4,931	$7,199

Net sales for the three-month period ended March 31, 2008 for this segment, which consists of the Bridgeville and Titusville facilities, were equivalent to the same period a year ago. Higher shipments of billet product to rerollers and tool steel plate product to service centers, more than offset lower shipments of semi-finished products to forgers and finished bar products to service centers. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three-month period ended March 31, 2008 in comparison to the three-month period ended March 31, 2007.

Operating income for the 2008 first quarter decreased $2.3 million, or 31.5%, from first quarter 2007 primarily due to the change in mix of products shipped described above.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Net sales:
Stainless steel	$14,718	$14,574
Tool steel	683	938
High-strength low alloy steel	2,898	2,234
High-temperature alloy steel	577	1,515
Conversion services	168	162
Other	18	18

	19,062	19,441
Intersegment	988	999

Total net sales	20,050	20,440
Material cost of sales	11,839	11,196
Operation cost of sales	4,489	4,587
Selling and administrative expenses	937	836

Operating income	$2,785	$3,821

Net sales for the three-month period ended March 31, 2008 matched the same period a year ago. Higher shipments of finished bar products more than offset lower shipments of rod and wire products. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three-month period ended March 31, 2008 in comparison to the three-month period ended March 31, 2007.

Operating income for the three-month period ended March 31, 2008 decreased $1.0 million, or 27.1%, in comparison to the three-month period ended March 31, 2007 primarily due to the impact from nickel price fluctuations. For this segment, raw material surcharges are primarily assessed at the time of shipment while the material cost of those shipments is determined at the time of order entry. Based upon the timing of surcharges assessed, the Company estimates Dunkirk generated an operating income benefit of $1.2 million for the three-month period ended March 31, 2007 in comparison to an operating income charge of $157,000 for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At March 31, 2008, working capital approximated $89.1 million as compared to $85.9 million at December 31, 2007. The increase in accounts receivable and the decrease in accrued employment costs more than offset the increases in accounts payable and other current liabilities. Accounts receivable increased $7.2 million as a result of increased sales for the three-month period ended March 31, 2008 in comparison to the three-month period ended December 31, 2007. The decrease in accrued employment costs is primarily due to the payment of $2.4 million in profit sharing earned by the Company’s employees in 2007. The increase in accounts payable and other current liabilities is related to the timing of raw material receipts and higher income taxes payable, respectively. The ratio of current assets to current liabilities decreased from 4.7:1 at December 31, 2007 to 4.3:1 at March 31, 2008. The debt to total capitalization ratio was 1.3% at March 31, 2008 and 1.4% at December 31, 2007.

Cash received from sales activities of $49.2 million and $52.9 million represents the primary source of cash from operations for the three-month periods ended March 31, 2008 and 2007, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2008	2007
Raw material purchases	$24,321	$24,127
Employment costs	11,844	10,745
Utilities	5,112	5,127
Other	7,691	10,373

Total uses of cash	$48,968	$50,372

Cash used in raw material purchases increased in 2008 in comparison to 2007 primarily due to quantity of purchased materials offset by lower unit transaction costs. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 15-month period.

	March 2008	December 2007	March 2007	December 2006
Nickel	$14.16	$11.79	$21.01	$15.68
Chrome	$2.11	$1.66	$0.81	$0.64
Molybdenum	$33.78	$32.54	$28.15	$24.87
Carbon Scrap	$0.18	$0.14	$0.17	$0.10

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

Increased employment costs are primarily due to higher production volumes, increased payout under the Company’s profit sharing plan, and higher employee-related insurance costs. The decrease in other uses of cash, the majority of which is cash for outside conversion services, production supplies, plant maintenance and freight is attributable to lower conversion and freight expenditures. In addition, payments for income taxes in the 2008 first quarter decreased by $900,000 from the same period in 2007, principally due to timing of the federal estimated payment.

The Company had capital expenditures for the first quarter 2008 of $3.1 million, compared with $1.3 million for the same period in 2007. The 2008 expenditures were primarily for Bridgeville plant improvements. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with the term expiring June 30, 2009. At March 31, 2008, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2008.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

The Company anticipates that it will fund its 2008 working capital requirements and its capital expenditures primarily from funds generated from operations, borrowings and stock issuances resulting from the exercise of outstanding stock options. Financing of the Company’s long-term liquidity requirements, including capital expenditures, is expected from a combination of internally generated funds, borrowings, stock issuance or other sources of external financing, if needed.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2008 and 2007. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2008.

2008 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that second quarter 2008 sales will range from $55 to $60 million and that diluted EPS will range from $0.70 to $0.75. This compares with sales of $62.1 million and diluted EPS of $0.87 in the second quarter of 2007. The following factors were considered in developing these estimates:

•	The Company’s total backlog at March 31, 2008 approximated $88 million compared to $85 million at December 31, 2007.

•	Sales from the Dunkirk Specialty Steel segment are expected to approximate $20 million in the second quarter of 2008.

•

The estimated cost to be recognized in the 2008 second quarter attributable to the relocation of the round bar finishing facility from Bridgeville to Dunkirk is $200,000, equivalent to $0.02 per diluted share.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

May 8, 2008

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)