Form 10-Q
period 2008-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2008-08-08
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2008, there were 6,727,677 shares of the Registrant’s Common Stock issued and outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales	$63,482	$62,056	$120,327	$118,295
Cost of products sold	53,018	49,442	99,797	92,462
Selling and administrative expenses	2,634	3,407	5,709	5,961

Operating income	7,830	9,207	14,821	19,872
Interest expense	(27)	(195)	(55)	(422)
Other income	62	6	149	10

Income before taxes	7,865	9,018	14,915	19,460
Income tax provision	2,595	3,156	4,922	6,811

Net income	$5,270	$5,862	$9,993	$12,649

Earnings per share – Basic	$0.79	$0.88	$1.49	$1.91

Earnings per share – Diluted	$0.77	$0.87	$1.47	$1.87

Weighted average shares of Common Stock outstanding
Basic	6,707,523	6,642,655	6,685,368	6,631,981
Diluted	6,819,546	6,774,553	6,795,514	6,767,855

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$13,067	$10,648
Accounts receivable (less allowance for doubtful accounts of $347 and $311, respectively)	34,634	27,501
Inventory	72,399	65,572
Deferred taxes	2,683	2,683
Other current assets	2,898	2,854

Total current assets	125,681	109,258
Property, plant and equipment, net	57,357	54,271
Other assets	920	767

Total assets	$183,958	$164,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$20,819	$13,983
Outstanding checks in excess of bank balance	3,912	2,064
Accrued employment costs	4,941	5,307
Current portion of long-term debt	395	383
Other current liabilities	1,004	1,600

Total current liabilities	31,071	23,337
Long-term debt	1,247	1,453
Deferred taxes	10,399	9,904

Total liabilities	42,717	34,694

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,998,472 and 6,930,294 shares issued	7	7
Additional paid-in capital	36,758	35,112
Retained earnings	106,135	96,142
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	141,241	129,602

Total liabilities and stockholders’ equity	$183,958	$164,296

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,993	$12,649
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,008	1,822
Deferred income tax increase (decrease)	304	(318)
Stock based compensation expense	413	208
Tax benefit from share-based payment arrangements	(511)	(982)
Changes in assets and liabilities:
Accounts receivable, net	(7,133)	(5,849)
Inventory	(6,827)	(9,558)
Trade accounts payable	6,836	5,182
Accrued employment costs	(366)	806
Other, net	216	166

Net cash provided by operating activities	4,933	4,126

Cash flow from investing activities:
Capital expenditures	(5,401)	(2,906)

Net cash used in investing activities	(5,401)	(2,906)

Cash flows from financing activities:
Revolving line of credit net repayments	—	(8,174)
Long-term debt repayments	(194)	(1,180)
Increase in outstanding checks in excess of bank balance	1,848	4,129
Proceeds from the issuance of common stock	722	975
Tax benefit from share-based payment arrangements	511	982

Net cash provided by (used in) financing activities	2,887	(3,268)

Net increase (decrease) in cash and cash equivalents	2,419	(2,048)
Cash and cash equivalents at beginning of period	10,648	2,909

Cash and cash equivalents at end of period	$13,067	$861

Supplemental disclosure of cash flow information:
Interest paid	$45	$454
Income taxes paid, net of refunds received	$3,906	$7,225

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2008 and 2007, balance sheets as of June 30, 2008 and December 31, 2007, and statements of cash flows for the six-month periods ended June 30, 2008 and 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2008 and December 31, 2007 and the consolidated results of operations and of cash flows for the periods ended June 30, 2008 and 2007, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Note 2—Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Weighted average number of shares of Common Stock outstanding	6,707,523	6,642,655	6,685,368	6,631,981
Effect of dilutive securities	112,023	131,898	110,146	135,874

Weighted average number of shares of Common Stock outstanding, as adjusted	6,819,546	6,774,553	6,795,514	6,767,855

Note 3—Inventory

The major classes of inventory are as follows:

(dollars in thousands)	June 30, 2008	December 31, 2007
Raw materials and supplies	$14,602	$8,309
Semi-finished and finished steel products	55,688	55,404
Operating materials	2,109	1,859

Total inventory	$72,399	$65,572

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	June 30, 2008	December 31, 2007
Land and land improvements	$2,323	$2,208
Buildings	11,025	10,371
Machinery and equipment	69,926	66,432
Construction in progress	4,967	4,571

	88,241	83,582
Accumulated depreciation	(30,884)	(29,311)

Property, plant and equipment, net	$57,357	$54,271

Note 5—Long-Term Debt

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with a term expiring on June 30, 2009. There was no balance outstanding under the revolver at June 30, 2008 or December 31, 2007. The credit agreement included a term loan which the Company retired in December 2007. Interest on borrowings under the revolving credit facility is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2008.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce with original principal balances aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011 and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of all government loans was $1.6 million at June 30, 2008 and $1.8 million at December 31, 2007.

Note 6—Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on our financial condition, or liquidity or a material impact to our results of operations is remote, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for the period in which the resolution occurs.

On May 31, 2007, the Company agreed to a complete settlement of an outstanding suit. Under the terms of the settlement, both parties released all claims against the other party in exchange for cash and other consideration resulting in a charge of $800,000.

At June 30, 2008, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions

Note 7—Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax rate in the three- and six-month periods ended June 30, 2008 was 33.0% as compared to 35.0% for the three- and six-month periods ended June 30, 2007. The effective income rate in the current period reflects a decrease in state income taxes and an increase in the Company’s permanent tax deductions related to investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008.

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales:
Universal Stainless & Alloy Products	$53,092	$55,094	$101,290	$103,259
Dunkirk Specialty Steel	21,176	21,321	41,226	41,761
Intersegment	(10,786)	(14,359)	(22,189)	(26,725)

Consolidated net sales	$63,482	$62,056	$120,327	$118,295

Operating income:
Universal Stainless & Alloy Products	$5,633	$5,806	$10,564	$13,005
Dunkirk Specialty Steel	2,126	3,718	4,911	7,539
Intersegment	71	(317)	(654)	(672)

Total operating income	$7,830	$9,207	$14,821	$19,872

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$7	$165	$14	$353
Dunkirk Specialty Steel	20	30	41	69

Total interest expense and other financing costs	$27	$195	$55	$422

Other income
Universal Stainless & Alloy Products	$42	$5	$99	$8
Dunkirk Specialty Steel	20	1	50	2

Total other income	$62	$6	$149	$10

	June 30, 2008	December 31, 2007
Total assets:
Universal Stainless & Alloy Products	$126,958	$110,669
Dunkirk Specialty Steel	37,271	35,983
Corporate assets	19,729	17,644

Total Assets	$183,958	$164,296

Note 9—Subsequent Event

On July 31, 2008 the Company terminated its participation in the Steelworkers Pension Trust, a multi-employer defined-benefit pension plan open to all hourly and salaried employees associated with the Bridgeville plant. Effective August 1, 2008, all company contributions for the retirement benefit of the affected employees will be paid to their individual accounts in the existing 401(k) retirement plans.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2008 and 2007 is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$43,760	$45,128	$85,788	$84,698
Tool steel	11,659	6,444	20,766	13,541
High-strength low alloy steel	2,934	7,572	6,945	13,806
High-temperature alloy steel	3,344	2,355	4,490	5,100
Conversion services	448	492	973	981
Other	1,337	65	1,365	169

Total net sales	63,482	62,056	120,327	118,295
Cost of products sold	53,018	49,442	99,797	92,462
Selling and administrative expenses	2,634	3,407	5,709	5,961

Operating income	$7,830	$9,207	$14,821	$19,872

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales:
Service centers	$33,850	$32,598	$63,084	$61,703
Forgers	11,142	13,744	20,160	26,318
Rerollers	9,240	8,658	20,479	15,850
Original equipment manufacturers	5,795	4,540	11,236	9,417
Wire redrawers	1,692	2,015	3,061	3,913
Conversion services	448	492	973	981
Miscellaneous	1,315	9	1,334	113

Total net sales	$63,482	$62,056	$120,327	$118,295

Tons Shipped	11,423	11,327	23,190	22,484

Three- and six-month periods ended June 30, 2008 as compared to the similar periods in 2007

Net sales for the three- and six-month period ended June 30, 2008 increased $1.4 million and $2.0 million, respectively, as compared to the similar periods in 2007. The increase for the three- and six-month periods ended June 30, 2008 is primarily due to an increased tonnage shipped of 1% and 3%, respectively, partially offset by lower surcharges, plus the sale of excess scrap that generated $1.1 million of revenue during the three-month period ended June 30, 2008. Increased sales to service centers is primarily related to an increase in tool steel plate shipments more than offsetting lower shipments of vacuum-arc remelted (VAR) and other bar products. Lower shipments of VAR products also contributed to the decrease in sales to forgers. Increased shipments of finished bar, rod and wire products resulted in higher sales to OEMs. The six-month period ended June 30, 2008 also benefitted from increased shipments to rerollers.

Cost of products sold, as a percentage of net sales, was 83.5% and 79.7% for the three-month periods ended June 30, 2008 and 2007, respectively, and was 82.9% and 78.2% for the six-month periods ended June 30, 2008 and 2007, respectively. The increase for the three- and six-month periods ended June 30, 2008 in comparison to the prior year periods is a result of the relationship of raw material surcharges assessed against material costs more fully discussed in the Dunkirk Specialty Steel Segment results below. In addition, cost of products sold was impacted by a net inventory charge for the three- and six-month periods ended June 30, 2008 of $1.5 million as compared to a $1.0 million charge for the three- and six-month periods ended June 30, 2007. The net inventory charge is related to declines in nickel prices in each period.

Selling and administrative expenses decreased by $773,000 and $252,000 in the three-and six-month periods ended June 30, 2008, respectively, as compared to the similar periods in 2007. These decreases are primarily due to the $800,000 charge related to the settlement of a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”) during the three-month period ended June 30, 2007. For the six-month period ended June 30, 2008, the decrease was partially offset by an increase in stock-based compensation expense, additional costs incurred as a result of complying with the Sarbanes-Oxley Section 404 requirements for the first time as of December 31, 2007, and higher legal fees resulting from the Company’s defense of a contractor litigation matter.

Interest expense and other financing costs decreased by $168,000 for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007 and decreased by $367,000 for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007. The decreases were primarily due to not having to borrow on the Company’s revolving credit facility since August 2007 and the December 2007 retirement of the PNC Term Loan.

The effective income tax rate utilized in the three- and six-month periods ended June 30, 2008 was 33.0% as compared to 35.0% for the three-and six-month periods ended June 30, 2007. The effective income rate in the current period reflects a decrease in state income taxes and an increase in the Company’s permanent tax deductions related to investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2008 and 2007 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$28,901	$30,804	$56,211	$55,800
Tool steel	11,278	6,111	19,702	12,270
High-strength low alloy steel	1,114	3,822	2,227	7,822
High-temperature alloy steel	929	916	1,498	2,146
Conversion services	296	325	653	652
Other	1,262	36	1,272	122

	43,780	42,014	81,563	78,812
Intersegment	9,312	13,080	19,727	24,447

Total net sales	53,092	55,094	101,290	103,259
Material cost of sales	28,654	29,684	51,993	50,915
Operation cost of sales	16,936	17,033	34,726	35,050
Selling and administrative expenses	1,869	2,571	4,007	4,289

Operating income	$5,633	$5,806	$10,564	$13,005

Net sales for the three- and six-month periods ended June 30, 2008 for this segment, which consists of the Bridgeville and Titusville facilities, decreased by $2.0 million, or 3.6%, in comparison to the three-month period ended June 30, 2007 and $2.0 million, or 1.9%, in comparison to the similar 2007 six-month period. Tons shipped declined 8% for the three-month period ended June 30, 2008 in comparison to the similar 2007 period. Higher shipments of tool steel plate to service centers partially offset lower shipments of semi-finished products to forgers and rerollers, including intersegment sales to the Dunkirk Specialty Steel Segment, and of bar products to service centers. Tons shipped declined 1% for the six-month period ended June 30, 2008 in comparison to the similar 2007 period. Higher shipments of tool steel plate to service centers and semi-finished products to rerollers partially offset lower shipments of semi-finished products to forgers and bar products to service centers. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three- and six-month periods ended June 30, 2008 in comparison to the similar periods in 2007. In addition, sales for the three- and six-month periods ended June 30, 2008 benefitted from the sale of excess scrap that generated $1.1 million of revenue.

Operating income remained level for the three-month period ended June 30, 2008 as compared to June 30, 2007 and decreased by $2.4 million, or 18.8%, for the six-month period ended June 30, 2008 in comparison to the similar 2007 six-month period. These results were primarily impacted by the change in mix of products described above. In addition, operating income for the three- and six-month periods ended June 30, 2008 were negatively impacted by a $1.2 million increase to its lower-of-cost-or-market reserve and the three- and six-month periods ended June 30, 2007 were negatively impacted by $1.3 million for the settlement of a lawsuit between the Company and Teledyne and a net inventory adjustment mainly due to increased reserves related to the decline in nickel prices in June 2007.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$14,859	$14,324	$29,577	$28,898
Tool steel	381	333	1,064	1,271
High-strength low alloy steel	1,820	3,750	4,718	5,984
High-temperature alloy steel	2,415	1,439	2,992	2,954
Conversion services	152	167	320	329
Other	75	29	93	47

	19,702	20,042	38,764	39,483
Intersegment	1,474	1,279	2,462	2,278

Total net sales	21,176	21,321	41,226	41,761
Material cost of sales	13,126	12,048	24,965	23,244
Operation cost of sales	5,159	4,719	9,648	9,306
Selling and administrative expenses	765	836	1,702	1,672

Operating income	$2,126	$3,718	$4,911	$7,539

Net sales for the three- and six-month periods ended June 30, 2008 for this segment remained level in comparison to the three-month period ended June 30, 2007 and $0.5 million, or 1.3%, in comparison to the similar 2007 six-month period. Tons shipped increased 4% and 3%, respectively, for the three- and six-month periods ended June 30, 2008 in comparison to the similar 2007 periods. Higher shipments of finished rod and wire products to service centers and OEMs and of finished bar products to OEMs, offset lower shipments of vacuum-arc remelted finished bar products to service centers. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three- and six-month periods ended June 30, 2008 in comparison to the similar 2007 periods.

Operating income for the three- and six-month periods ended June 30, 2008 decreased $1.6 million, or 42.8%, and $2.6 million, or 34.9%, in comparison to the three-and six-month periods ended June 30, 2007 primarily due to the impact from nickel price fluctuations. For this segment, raw material surcharges are primarily assessed at the time of shipment while the material cost of those shipments is determined at the time of order entry. Based upon the timing of surcharges assessed, the Company estimates Dunkirk generated an operating income benefit of $1.2 million and $2.4 million for the three- and six-month periods ended June 30, 2007 in comparison to an operating income charge of $0 and $157,000 for the three- and six-month periods ended June 30, 2008.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At June 30, 2008, working capital approximated $94.6 million as compared to $85.9 million at December 31, 2007. The increase in inventory, principally raw materials, was offset by the increase in accounts payable. The increase in raw materials will be used to support an increase in future production. Inventory levels in comparison to quarterly cost of sales declined from 143 days at December 31, 2007 to 123 days at June 30, 2008. The decline is primarily attributable to lower sales/cost of sales activity in the fourth quarter of 2007. Accounts receivable increased $7.1 million, or 26%, as a result of a 28% increase in sales for the three-month period ended June 30, 2008 in comparison to the three-month period ended December 31, 2007. The ratio of current assets to current liabilities decreased from 4.7:1 at December 31, 2007 to 4.0:1 at June 30, 2008. The debt to total capitalization ratio was 1.2% at June 30, 2008 and 1.4% at December 31, 2007.

Cash received from sales of $63.2 million and $112.4 million for the three- and six-month periods ended June 30, 2008 and of $59.8 million and $112.6 million for the three- and six-month periods ended June 30, 2007 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows (dollars in thousands):

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2008	2007	2008	2007
Raw material purchases	$32,185	$28,502	$56,506	$52,629
Employment costs	8,335	8,145	20,179	18,890
Utilities	4,842	5,151	9,954	10,278
Other	13,149	16,382	20,840	26,722

Total uses of cash	$58,511	$58,180	$107,479	$108,519

Cash used in raw material purchases increased in 2008 in comparison to 2007 primarily due to higher quantities of molybdenum purchased to support increased production of tool steel plate and of rod product to support increased shipments of wire products in Dunkirk. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last eighteen-month period.

	June 2008	December 2007	June 2007	December 2006
Nickel	$10.23	$11.79	$18.92	$15.68
Chrome	$2.19	$1.66	$1.27	$0.64
Molybdenum	$33.22	$32.54	$32.65	$24.87
Carbon scrap	$0.34	$0.14	$0.13	$0.10

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

Increased employment costs are primarily due to increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Lower utility costs are primarily due to reduced consumption of electricity resulting from a decrease in vacuum-arc remelting production at the Bridgeville and Titusville facilities. The decrease in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support lower production volumes. In addition, payments for income taxes for the six-month period ended June 30, 2008 decreased by $3.3 million over the same period in 2007.

The Company had capital expenditures for the six-month period ended June 30, 2008 of $5.4 million compared with $2.9 million for the same period in 2007. The 2008 expenditures were primarily for Bridgeville plant improvements and the construction of the high temperature annealing system at the Dunkirk facility. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with the term expiring June 30, 2009. At June 30, 2008, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and minimum tangible net worth. The Company is in compliance with all such covenants as of June 30, 2008.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2008 and 2007. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2008.

2008 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that third quarter 2008 sales will range from $60 to $65 million and that diluted EPS will range from $0.70 to $0.75. This compares with sales of $62.0 million and diluted EPS of $0.81 in the third quarter of 2007. The following factors were considered in developing these estimates:

•

The Company’s firm backlog at June 30, 2008 approximated $97 million compared to $88 million at March 31, 2008. The increased backlog is primarily attributable to demand for the Company’s tool steel plate and electro-slag remelted products.

•

Sales from the Dunkirk Specialty Steel segment are expected to approximate $19 million on shipment volumes that are expected to approximate the 2007 third quarter level. The reduction in revenues is expected to be a result of lower surcharges anticipated due to the decline in the market value of nickel, which also is expected to eliminate the first-in, first-out inventory accounting method benefit the Company has experienced mainly in the Dunkirk segment as a result of rising nickel prices in 2007.

•

The Company has initiated a project to relocate the round bar finishing facility from Bridgeville to Dunkirk. The estimated cost of relocating the equipment of $800,000, or $0.08 per diluted share, will be expensed as incurred. The Company expects the relocation project to be complete and all costs recognized by September 30, 2008.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time limits specified in the SEC rules and forms, and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure. During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 21, 2008, for the purpose of electing a board of directors and ratifying the appointment of an independent registered public accounting firm for 2008. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”
D. M. Dunn	5,981,906	204,607
M. D. Kornblatt	5,325,872	860,641
C. M. McAninch	5,794,668	391,845
D. M. Oates	5,788,954	397,559
U. Toledano	5,807,165	379,348

The appointment of Schneider Downs & Co., Inc. as the Company’s independent registered public accounting firm for 2008 was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
6,169,327	11,481	5,705

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2008

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer (Principal Executive Officer)	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)