Form 10-Q
period 2008-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2008-11-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 6,727,677 shares of the Registrant’s Common Stock issued and outstanding.

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

The Company’s actual results may be affected by a wide range of factors including compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with safety and environmental regulations; the ultimate outcome of the Company’s current and future litigation matters; and the impact of various economic, credit and market risk uncertainties. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales	$57,639	$62,008	$177,966	$180,303
Cost of products sold	51,040	50,875	150,837	143,337
Selling and administrative expenses	2,852	2,990	8,561	8,951

Operating income	3,747	8,143	18,568	28,015
Interest expense	(26)	(181)	(81)	(603)
Other income	68	26	217	36

Income before taxes	3,789	7,988	18,704	27,448
Income tax provision	1,063	2,521	5,985	9,332

Net income	$2,726	$5,467	$12,719	$18,116

Earnings per share – Basic	$0.41	$0.82	$1.90	$2.73

Earnings per share – Diluted	$0.40	$0.81	$1.87	$2.67

Weighted average shares of Common Stock outstanding
Basic	6,727,677	6,656,753	6,699,471	6,640,238
Diluted	6,832,070	6,783,147	6,807,699	6,772,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2008 (Unaudited)	December 31, 2007 (Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$13,598	$10,648
Accounts receivable (less allowance for doubtful accounts of $337 and $311, respectively)	33,867	27,501
Inventory	70,424	65,572
Deferred taxes	2,984	2,683
Other current assets	3,024	2,854

Total current assets	123,897	109,258
Property, plant and equipment, net	60,503	54,271
Other assets	980	767

Total assets	$185,380	$164,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$21,881	$13,983
Outstanding checks in excess of bank balance	1,785	2,064
Accrued employment costs	4,964	5,307
Current portion of long-term debt	400	383
Other current liabilities	423	1,600

Total current liabilities	29,453	23,337
Long-term debt	1,146	1,453
Deferred taxes	10,612	9,904

Total liabilities	41,211	34,694

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 6,998,472 and 6,930,294 shares issued	7	7
Additional paid-in capital	36,960	35,112
Retained earnings	108,861	96,142
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	144,169	129,602

Total liabilities and stockholders’ equity	$185,380	$164,296

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,719	$18,116
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,030	2,764
Deferred income tax increase (decrease)	191	(448)
Stock based compensation expense	591	332
Tax benefit from share-based payment arrangements	(534)	(976)
Changes in assets and liabilities:
Accounts receivable, net	(6,366)	(5,977)
Inventory	(4,852)	3,070
Trade accounts payable	7,898	552
Accrued employment costs	(343)	1,772
Other, net	(487)	293

Net cash provided by operating activities	11,847	19,498

Cash flow from investing activities:
Capital expenditures	(9,585)	(6,429)

Net cash used in investing activities	(9,585)	(6,429)

Cash flows from financing activities:
Revolving line of credit (repayments) net borrowings	—	(8,392)
Long-term debt repayments	(290)	(1,771)
(Decrease) increase in outstanding checks in excess of bank balance	(279)	364
Proceeds from the issuance of common stock	723	975
Tax benefit from share-based payment arrangements	534	976

Net cash provided (used in) by financing activities	688	(7,848)

Net increase in cash and cash equivalents	2,950	5,221
Cash and cash equivalents at beginning of period	10,648	2,909

Cash and cash equivalents at end of period	$13,598	$8,130

Supplemental disclosure of cash flow information:
Interest paid	$66	$640
Income taxes paid, net of refunds received	$5,929	$9,375

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, balance sheets as of September 30, 2008 and December 31, 2007, and statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2008 and December 31, 2007 and the consolidated results of operations and of cash flows for the periods ended September 30, 2008 and 2007, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Weighted average number of shares of Common Stock outstanding	6,727,677	6,656,753	6,699,471	6,640,238
Effect of dilutive securities	104,393	126,394	108,228	132,725

Weighted average number of shares of Common Stock outstanding, as adjusted	6,832,070	6,783,147	6,807,699	6,772,963

Note 3 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	September 30, 2008	December 31, 2007
Raw materials and supplies	$11,785	$8,309
Semi-finished and finished steel products	56,554	55,404
Operating materials	2,085	1,859

Total inventory	$70,424	$65,572

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	September 30, 2008	December 31, 2007
Land and land improvements	$2,435	$2,208
Buildings	11,130	10,371
Machinery and equipment	74,606	66,432
Construction in progress	4,206	4,571

	92,377	83,582
Accumulated depreciation	(31,874)	(29,311)

Property, plant and equipment, net	$60,503	$54,271

Note 5 – Long-Term Debt

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with a term expiring on June 30, 2009. There was no balance outstanding under the revolver at September 30, 2008 or December 31, 2007. The credit agreement included a term loan which the Company retired in December 2007. Interest on borrowings under the revolving credit facility is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: minimum leverage ratio, minimum debt service ratio and minimum tangible net worth. The Company was in compliance with all such covenants at September 30, 2008.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, with original principal balances aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011 and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of these government loans was $1.5 million at September 30, 2008 and $1.8 million at December 31, 2007.

Note 6 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on our financial condition, or liquidity or a material impact on our results of operations is remote, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for the period in which the resolution occurs.

On May 31, 2007, the Company agreed to a complete settlement of an outstanding suit. Under the terms of the settlement, both parties released all claims against the other party in exchange for cash and other consideration resulting in a charge of $800,000.

At September 30, 2008, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 7 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The effective income tax rate in the three- and nine-month periods ended September 30, 2008 was 28.1% and 32.0%, respectively, as compared to 31.6% and 34.0% for the three- and nine month periods ended September 30, 2007. The reduction in the 2008 effective income tax rate from 33.0% at June 30, 2008 is the result of lowering the Company’s annual income estimate and an increase in the Company’s permanent tax deductions related to state investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008. The reduction in the 2007 effective income rate from 35.0% at June 30, 2007 reflects an increase in the Company’s permanent tax deductions related to an increase in the manufacturer’s production activities deduction against expected income levels in 2007.

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

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales:
Universal Stainless & Alloy Products	$52,234	$55,935	$153,524	$159,194
Dunkirk Specialty Steel	16,940	21,268	58,166	63,029
Intersegment	(11,535)	(15,195)	(33,724)	(41,920)

Consolidated net sales	$57,639	$62,008	$177,966	$180,303

Operating income (loss):
Universal Stainless & Alloy Products	$3,265	$4,237	$13,829	$17,242
Dunkirk Specialty Steel	(172)	3,025	4,739	10,564
Intersegment	654	881	—	209

Total operating income	$3,747	$8,143	$18,568	$28,015

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$8	$154	$22	$507
Dunkirk Specialty Steel	18	27	59	96

Total interest expense and other financing costs	$26	$181	$81	$603

Other income
Universal Stainless & Alloy Products	$49	$17	$148	$25
Dunkirk Specialty Steel	19	9	69	11

Total other income	$68	$26	$217	$36

	September 30, 2008	December 31, 2007
Total assets:
Universal Stainless & Alloy Products	$122,973	$110,669
Dunkirk Specialty Steel	41,018	35,983
Corporate assets	21,389	17,644

	$185,380	$164,296

Note 9 – Subsequent Event

On July 31, 2008 the Company terminated its participation in the Steelworkers Pension Trust (SPT), a multi-employer defined-benefit pension plan open to all hourly and salaried employees associated with the Bridgeville plant. Effective August 1, 2008, all company contributions for the retirement benefit of the affected employees will be paid to their individual accounts in the existing 401(k) retirement plans.

On October 8, 2008 the Company announced that it had reached a new 5-year collective bargaining agreement with the hourly employees at the Bridgeville facility. The new contract requires the Company to rejoin the SPT at the earliest practical date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2008 and 2007 is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$42,094	$45,510	$127,882	$130,208
Tool steel	10,393	7,281	31,159	20,822
High-strength low alloy steel	2,564	6,006	9,509	19,812
High-temperature alloy steel	1,763	2,637	6,253	7,737
Conversion services	541	446	1,514	1,427
Other	284	128	1,649	297

Total net sales	57,639	62,008	177,966	180,303
Cost of products sold	51,040	50,875	150,837	143,337
Selling and administrative expenses	2,852	2,990	8,561	8,951

Operating income	$3,747	$8,143	$18,568	$28,015

Market Segment Information

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales:
Service centers	$26,826	$31,451	$89,910	$93,154
Forgers	14,299	13,852	34,459	40,170
Rerollers	9,532	10,199	30,011	26,049
Original equipment manufacturers	3,751	4,452	14,987	13,869
Wire redrawers	2,406	1,424	5,467	5,337
Conversion services	541	446	1,514	1,427
Miscellaneous	284	184	1,618	297

Total net sales	$57,639	$62,008	$177,966	$180,303

Tons Shipped	10,808	11,372	33,998	33,856

Three- and nine-month periods ended September 30, 2008 as compared to the similar periods in 2007

Net sales for the three- and nine-month periods ended September 30, 2008 decreased $4.4 million and $2.3 million, respectively, as compared to the similar periods in 2007. The decrease for the three-month period ended September 30, 2008 is primarily due to a 5% decrease in tonnage shipped, shifts in the product mix and lower raw material surcharges. A decline in shipments of aerospace products to service centers and rerollers partially offset increased shipments of power generation products to forgers, tool steel plate products to service centers and rod product to wire redrawers. The decrease for the nine-month period ended September 30, 2008 is primarily due to the same shifts in product mix experienced in the most recent quarter and the assessment of lower surcharges partially offset by the sale of excess scrap that generated $1.1 million of other revenue during the three-month period ended June 30, 2008.

Cost of products sold, as a percentage of net sales, was 88.6% and 82.0% for the three-month periods ended September 30, 2008 and 2007, respectively, and was 84.8% and 79.5% for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase for the three- and nine-month periods ended September 30, 2008 in comparison to the prior year periods is primarily due to the shift in product mix described above and the reduction in raw material surcharges assessed on product shipments. In addition, a $586,000 charge was recognized in the three-month period ended September 30, 2008 related to the relocation of the round bar finishing line from Bridgeville to Dunkirk. The balance of the relocation cost, estimated at $214,000, will be recognized by December 31, 2008.

Selling and administrative expenses for the three- and nine-month periods ended September 30, 2008 decreased by $138,000 and by $390,000 as compared to the similar periods in 2007. The current year decrease is primarily due to one-time charges incurred in 2007 partially offset by higher employment costs, including stock-based compensation expense. During the three-month period ended June 30, 2007, a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”) was settled resulting in an $800,000 charge. The current quarter decrease is primarily due to the timing of professional services provided.

Interest expense and other financing costs decreased by $155,000 for the three-month period ended September 30, 2008 as compared to September 30, 2007 and decreased by $522,000 for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007. The decreases were primarily due to not having to borrow on the Company’s revolving credit facility since August 2007 and the December 2007 retirement of the PNC Term Loan.

The effective income tax rate utilized in the three- and nine-month periods ended September 30, 2008 was 28.1% and 32.0%, respectively, as compared to 31.6% and 34.0% for the three-and nine-month periods ended September 30, 2007. The reduction in the effective income tax rate from 33.0% at June 30, 2008 is the result of lowering the Company’s annual income estimate and an increase in the Company’s permanent tax deductions related to state investment tax credits that will be generated from capital improvements made at the Dunkirk facility in 2008. The reduction in the 2007 effective income rate from 35.0% at June 30, 2007 reflects an increase in the Company’s permanent tax deductions related to an increase in the manufacturer’s production activities deduction against expected income levels in 2007.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2008 and 2007 is as follows (dollars in thousands):

Universal Stainless & Alloy Products Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$29,168	$31,211	$85,379	$87,011
Tool steel	10,161	6,748	29,863	19,018
High-strength low alloy steel	729	2,560	2,956	10,382
High-temperature alloy steel	818	1,207	2,316	3,353
Conversion services	329	305	982	957
Other	252	107	1,524	229

	41,457	42,138	123,020	120,950
Intersegment	10,777	13,797	30,504	38,244

Total net sales	52,234	55,935	153,524	159,194
Material cost of sales	30,722	32,170	82,715	83,085
Operation cost of sales	16,314	17,506	51,040	52,556
Selling and administrative expenses	1,933	2,022	5,940	6,311

Operating income	$3,265	$4,237	$13,829	$17,242

Net sales for the three- and nine-month periods ended September 30, 2008 for this segment, which consists of the Bridgeville and Titusville facilities, decreased by $3.7 million, or 6.6%, in comparison to the three-month period ended September 30, 2007 and $5.7 million, or 3.6%, in comparison to the similar 2007 nine-month period. Tons shipped declined 6% for the three-month period ended September 30, 2008 in comparison to the similar 2007 period. Higher shipments of tool steel plate to service centers partially offset lower shipments of semi-finished products to rerollers, including intersegment sales to the Dunkirk Specialty Steel Segment, and of bar products to service centers. Tons shipped declined 3% for the nine-month period ended September 30, 2008 in comparison to the similar 2007 period. Higher shipments of tool steel plate to service centers partially offset lower shipments of semi-finished products to forgers and bar products to service centers. Lower raw material surcharges also impacted sales, led by a decrease in average nickel prices during the three- and nine-month periods ended September 30, 2008 in comparison to the similar periods in 2007. In addition, the sale of excess scrap in the second quarter of 2008 generated $1.1 million of other revenue.

Operating income decreased by $972,000, or 22.9% for the three-month period ended September 30, 2008 as compared to September 30, 2007, and by $3.4 million, or 19.8%, for the nine-month period ended September 30, 2008 in comparison to the similar 2007 nine-month period. These results were primarily impacted by the reduction in shipments described above and higher material costs. Material costs, excluding inventory reserve adjustments, as a percentage of net sales increased from 56.1% and 51.9% for the three- and nine-month periods ended September 30, 2007 to 59.4% and 53.7% for the three- and nine-month periods ended September 30, 2008. The inventory reserve balance, primarily comprised of lower-of-cost-or-market reserves, was $1.3 million at December 31, 2007, $1.8 million at June 30, 2008, and $1.5 million at September 30, 2008. This compares to $1.4 million at December 31, 2006, $1.0 million at June 30, 2007, and $1.8 million at September 30, 2007. In addition, operating income for the nine-month period ended September 30, 2007 was negatively impacted by an $800,000 settlement of a lawsuit between the Company and Teledyne.

Dunkirk Specialty Steel Segment

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Net sales:
Stainless steel	$12,926	$14,299	$42,503	$43,197
Tool steel	232	533	1,296	1,804
High-strength low alloy steel	1,835	3,446	6,553	9,430
High-temperature alloy steel	945	1,430	3,937	4,384
Conversion services	212	141	532	470
Other	32	21	125	68

	16,182	19,870	54,946	59,353
Intersegment	758	1,398	3,220	3,676

Total net sales	16,940	21,268	58,166	63,029
Material cost of sales	11,219	13,130	36,184	36,374
Operation cost of sales	4,974	4,145	14,622	13,451
Selling and administrative expenses	919	968	2,621	2,640

Operating (loss) income	$(172)	$3,025	$4,739	$10,564

Net sales for the three- and nine-month periods ended September 30, 2008 for this segment decreased by $4.3 million, or 20.3%, in comparison to the three-month period ended September 30, 2007 and by $4.9 million, or 7.7%, in comparison to the similar 2007 nine-month period. Tons shipped decreased 16% and 4%, respectively, for the three- and nine-month periods ended September 30, 2008 in comparison to the similar 2007 periods. Higher shipments of rod and wire products to service centers and OEMs as well as finished bar products to OEMs, offset lower shipments of aerospace finished bar products to service centers.

Operating income for the three- and nine-month periods ended September 30, 2008 was impacted by a $586,000 charge for the relocation of the Company’s round bar finishing line from the Bridgeville to the Dunkirk facility and is expected to become operational before the end of 2008. Excluding the impact of the relocation charge, operating income decreased by $2.6 million, or 86.3%, and by $5.2 million, or 49.6%, in comparison to the three-and nine-month periods ended September 30, 2007 primarily due to the impact from lower production volumes and lower raw material surcharges. Material costs, excluding inventory reserve adjustments, as a percentage of net sales increased from 58.8% and 55.9% for the three- and nine-month periods ended September 30, 2007 to 63.7% and 62.3% for the three- and nine-month periods ended September 30, 2008. The inventory reserve balance, primarily comprised of lower-of-cost-or-market reserves, was $927,000 at December 31, 2007, $450,000 at June 30, 2008, and $866,000 at September 30, 2008. This compares to $200,000 at December 31, 2006, $691,000 at June 30, 2007, and $1.3 million at September 30, 2007.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At September 30, 2008, working capital approximated $94.4 million as compared to $85.9 million at December 31, 2007. Accounts receivable increased $6.4 million, or 23%, as a result of a 16% increase in sales for the three-month period ended September 30, 2008 in comparison to the three-month period ended December 31, 2007. Accounts receivable levels in comparison to quarterly sales increased from 50 days of sales outstanding at December 31, 2007 to 53 days at September 30, 2008. The increase in inventory, principally raw materials, was more than offset by the increase in accounts payable. These increases are a result of increased melting activity and the impact of accelerating the receipt of operating supplies in the event of a work stoppage at the Bridgeville facility. Inventory levels in comparison to quarterly cost of sales declined from 143 days at December 31, 2007 to 124 days at September 30, 2008. The decline is primarily attributable to lower sales activity in the fourth quarter of 2007. The ratio of current assets to current liabilities decreased from 4.7:1 at December 31, 2007 to 4.2:1 at September 30, 2008. The debt to total capitalization ratio was 1.1% at September 30, 2008 and 1.4% at December 31, 2007.

Cash received from sales of $58.4 million and $170.8 million for the three- and nine-month periods ended September 30, 2008 and of $61.8 million and $174.5 million for the three- and nine-month periods ended September 30, 2007 represents the primary source of cash from operations. An analysis of the primary uses of cash is as follows (dollars in thousands):

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2008	2007	2008	2007
Raw material purchases	$28,332	$23,903	$84,838	$76,532
Employment costs	8,658	8,112	28,837	27,002
Utilities	4,420	4,303	14,374	14,581
Other	10,084	10,140	30,924	36,862

Total uses of cash	$51,494	$46,458	$158,973	$154,977

Cash used in raw material purchases increased in 2008 in comparison to 2007 primarily due to higher quantities of molybdenum purchased to support increased production of tool steel plate and of rod product to support increased shipments of wire products in Dunkirk. In addition, the Company experienced increased carbon scrap costs due to the higher market price of iron in 2008 as compared to 2007. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last twenty-one-month period.

	September 2008	December 2007	September 2007	December 2006
Nickel	$8.07	$11.79	$13.40	$15.68
Chrome	$1.78	$1.66	$1.28	$0.64
Molybdenum	$32.93	$32.54	$31.77	$24.87
Carbon scrap	$0.25	$0.14	$0.14	$0.10

The market prices for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. During the three-month period ended September 30, 2008, the average market prices for nickel, chrome and carbon scrap decreased by 21%, 18% and 26%, respectively, due to reduced global demand for stainless steel products. In the month of October 2008, the average market prices for these materials decreased by 32%, 13% and 52%, respectively, from the September 2008 average prices. The Company maintains sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material costs.

Increased employment costs are primarily due to increased payouts under the Company’s profit sharing and other incentive compensation plans, and higher employee-related insurance costs. Lower utility costs are primarily due to reduced consumption of electricity resulting from a decrease in vacuum-arc remelting production at the Bridgeville and Titusville facilities. The decrease in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to support lower production volumes. In addition, payments for income taxes for the nine-month period ended September 30, 2008 decreased by $3.4 million over the same period in 2007.

The Company had capital expenditures for the nine-month period ended September 30, 2008 of $9.6 million compared with $6.4 million for the same period in 2007. The 2008 expenditures were primarily for Bridgeville plant improvements, the construction of a high temperature annealing system as well as certain planned infrastructure investments and equipment upgrades related to the round bar finishing line at the Dunkirk facility. Most of the 2007 expenditures were used to refurbish and equip an office building at the Bridgeville Facility that now represents the Company’s corporate office.

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility with the term expiring June 30, 2009. At September 30, 2008, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is required to be in compliance with three financial covenants: minimum leverage ratio, minimum debt service ratio and minimum tangible net worth. The Company is in compliance with its covenants as of September 30, 2008.

The Company does not maintain off-balance sheet arrangements other than operating leases nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related-party transaction arrangements.

The Company anticipates that it will fund its 2008 working capital requirements and its capital expenditures primarily from funds generated from operations, borrowings and stock issuances resulting from the exercise of outstanding stock options. We have performed an evaluation of our current cash investments and debt agreements as well as customer credit exposure in response to the current global credit market crisis. We believe that our exposure is limited to customer credit and we have not identified any specific customer that may expose the Company to a material adverse change to its results of operations, business and financial condition. We will continue to monitor the economic and credit market crisis and take appropriate actions to limit our exposure. Financing the Company’s long-term liquidity requirements, including capital expenditures, are expected from a combination of internally generated funds, borrowings and other sources of external financing, if needed.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2008 and 2007. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2008.

2008 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary.

The Company estimates that fourth quarter 2008 sales will range from $45 to $55 million and that diluted EPS will range from breakeven to $0.15. The Company’s initial forecast estimated the diluted EPS range to be $0.20 to $0.35. The revised estimates compare with sales of $49.6 million and diluted EPS of $0.65 in the fourth quarter of 2007. The following factors were considered in developing these estimates:

•

The Company’s total backlog at September 30, 2008 approximated $101 million compared to $97 million at June 30, 2008. The increased backlog is primarily attributable to tool steel plate and electro-slag remelted products.

•

The Company’s initial forecast was based on average September raw material costs. In the month of October 2008, the average market prices for nickel, chrome and carbon scrap decreased by 32%, 13% and 52%, respectively, from the September 2008 average prices due to reduced global demand for stainless steel products. The revised EPS estimate is based on October raw material costs and may be further impacted if raw material costs continue to decline.

•

Sales from the Dunkirk Specialty Steel segment are expected to approximate $10 to $12 million on lower shipments compared to the fourth quarter of 2007. The anticipated reduction in shipments is a result of lower demand from the effect of the Boeing labor situation on demand for aerospace products and very conservative buying patterns of service centers. Based on October raw material values, Dunkirk is now expected to generate an operating loss between $1 to $2 million for the quarter.

•

Under the Continued Dumping and Subsidy Act of 2000 (the CDSOA), the Company files claims each year to receive its appropriate share of the import duties collected by the U.S. Treasury. The Company’s 2008 fourth quarter estimates do not include any receipts under the CDSOA program. During the three-month period ended December 31, 2007, the Company received $586,000, net of expenses incurred, equivalent to $0.06 per diluted share.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time limits specified in the SEC rules and forms, and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure. During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

In addition to the risk factor discussed below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, any of which could materially affect our business, financial condition or future results. The risk factors described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Current Global Economic and Market Factors.

Our results of operations are affected directly by the level of business activity of our customers, which in turn is affected by global economic and market factors impacting the industries and markets that they serve. As has been widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility. Economic slowdowns in certain markets or an extension of the current credit crisis to additional industries, particularly in the United States, may adversely impact overall demand for our products, which could have a negative effect on our revenues. Further, there can be no assurance that any governmental responses to recent disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit to our customers. The global financial crisis also may have an impact on our business and financial condition in ways that we currently cannot predict. As a result, there can be no assurance that global economic and market conditions will not adversely impact our results of operations, cash flow or financial position in the future.

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

November 7, 2008

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer (Principal Executive Officer)	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)