Form 10-K
period 2008-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2009-03-06
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, based on the closing price of $37.04 per share on that date, was $121,765,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2009, there were 6,732,284 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 2009.

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

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. According to the Specialty Steel Industry of North America (“SSINA”), annual domestic consumption of specialty steels approximated 2.7 million tons in 2007. Of this amount, approximately 1.9 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products which the Company does not produce. Also, according to SSINA data through November 30, 2008, while U.S. consumption of total specialty steel products in 2008 decreased 15% from 2007 levels, those in the Company’s addressable market were much more favorable, with consumption of stainless steel bar up 2.2%, stainless steel rod down 0.7% and stainless steel wire down 4.0%.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2008	2007	2006
(dollars in thousands)
Stainless steel	$172,222	$164,228	$151,633
Tool steel	39,046	28,119	23,389
High-strength low alloy steel	11,936	25,892	16,467
High-temperature alloy steel	7,931	9,317	9,837
Conversion service	1,941	2,011	2,137
Other	2,030	369	410

Total net sales	$235,106	$229,936	$203,873

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

The cost of raw materials represents more than 60% of the Company’s total cost of products sold in 2008 and 2007 due to significant increases in prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations. For substantially all stainless semi-finished products, the surcharge is calculated at the time of order entry, based on current raw material prices. For substantially all finished products and tool steel plate, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on the financial results of the Company, and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

ENERGY AGREEMENTS

The production of specialty steel requires the ready availability of substantial amounts of electricity and natural gas for which the Company negotiates competitive agreements for the supply of electricity and natural gas. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the potential of curtailments exists as a result of decreased supplies during periods of increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs. The Company has a sales price surcharge mechanism on its products to help offset the impact of natural gas price fluctuations.

CUSTOMERS

The Company’s customer base increased from 515 customers at December 31, 2007 to 545 customers at December 31, 2008. The Company’s five largest customers in the aggregate accounted for approximately 45% and 49% of net sales for the years ended December 31, 2008 and 2007, respectively. Sales to Carpenter Technology Corporation (“CRS”) and Fry Steel Company accounted for 15.3% and 10.7% of the Company’s net sales for the year ended December 31, 2008, respectively, and accounted for 13.2% and 13.8% of the Company’s net sales for the year ended December 31, 2007, respectively. The accounts receivable balances from these customers comprised approximately 14% and 17% of total accounts receivable at December 31, 2008 and 2007, respectively. No other customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2008. For 2007, Reliance Steel and Aluminum Co. accounted for 10.5% of net sales and 4.2% of accounts receivable.

BACKLOG

The Company primarily manufactures products to meet specific customer orders. The Company’s backlog of orders on hand, considered to be firm, as of December 31, 2008 was approximately $75 million as compared to approximately $85 million at the same time in 2007. The decrease in the backlog is primarily due to reduced aerospace demand from the service center industry, and deteriorating economic and credit conditions. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. The Company’s backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and therefore should not be used as a direct measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximates 800,000 tons. The Company chooses to restrict its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that nine domestic companies that manufacture one or more similar specialty steel products are significant competitors, including Allegheny Technologies Incorporated (“ATI”) and CRS. There are many smaller producing companies and material converters in the United States that are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2007 and 2006 was 54% and 52%, respectively, for stainless bar, and 48% and 44%, respectively, for stainless rod. Import penetration for stainless bar was 53% and 49% for stainless rod during the first eleven months of 2008.

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

In December 2008, the Company received an import duty net payment of $599,000, and, in December 2007, the Company received a net payment of $586,000. Benefits awarded from the CDSOA expired on September 30, 2007. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and for all of its employees represented by United Steelworkers (the “USW”) and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2008, the Company had 303 employees at its Bridgeville facility, 45 employees at its Titusville facility and 166 employees at its Dunkirk facility, of which 238, 38 and 141 were USW members, respectively.

Collective Bargaining Agreements

The Company recognizes the USW as the exclusive representative for the Company’s hourly employees with respect to the terms and conditions of their employment. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Titusville	October 2005	September 2010
Dunkirk	November 2007	October 2012
Bridgeville	September 2008	August 2013

The Company believes a critical component of its collective bargaining agreements is the inclusion of a profit sharing plan. Under the plan, the hourly employees are entitled to receive 8.5% of their respective facilities’ annual pretax profits in excess of $1.0 million at Bridgeville and Dunkirk, and in excess of $500,000 at Titusville.

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2008, the Company had issued 104,247 shares of Common Stock since the plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2009, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Dennis M. Oates (56)	2008	President and Chief Executive Officer

William W. Beible, Jr. (57)	2009	Senior Vice President of Operations

Paul McGrath (57)	1996	Vice President of Administration, General Counsel and Secretary

Richard M. Ubinger (49)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Dennis M. Oates has been President and Chief Executive Officer of the Company since January 2008. Mr. Oates was named to the Company’s Board of Directors in October 2007. Mr. Oates previously served as Senior Vice President of the Specialty Alloys Operations of CRS from 2003 to July 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals, Inc. from 1998 to 2003.

On February 11, 2009, the Company announced the appointment of William W. Beible, Jr. as Senior Vice President of Operations of the Company. Mr. Beible was employed by CRS from 2006 to 2008 and served in several positions including Vice President of Manufacturing - Specialty Alloys Operations. Mr. Beible also served as Vice President of Business Improvement and of Information Technology at P.H. Glatfelter Company, a global supplier of specialty papers and engineered products, from 2003 to 2005.

Paul A. McGrath has been Vice President of Administration of the Company since January 2007, General Counsel since January 1995 and was appointed Secretary in May 1996. Mr. McGrath served as Vice President of Operations from 2001 to December 2006. Previously, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

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

The Company’s business and results of operations are subject to a wide range of substantial business and economic factors including, but not limited to, the factors discussed below, many of which are not within the Company’s control. Other factors of which the Company is unaware or which the Company does not consider to be material at this time also may impact the Company’s business and results of operations. See the information under the heading “Forward-Looking Information Safe Harbor” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

SIGNIFICANT CUSTOMERS AND CONCENTRATED CUSTOMER BASE

Net sales to the Company’s two largest customers and their affiliates approximated 26% and 27% of total 2008 and 2007 sales, respectively. The accounts receivable balances from these customers comprised approximately 14% and 17% of total accounts receivable at December 31, 2008 and 2007, respectively. For 2007, the third largest customer accounted for 10.5% of net sales and 4.2% of accounts receivable. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

AEROSPACE MARKET

Approximately 34% of the Company’s sales and 27% of tons shipped represent products sold to customers in the aerospace market. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

SUPPLY OF RAW MATERIALS AND COST OF RAW MATERIALS

The Company relies on a limited number of suppliers, some of which are foreign owned, for its raw material needs. Raw material prices are affected by cyclical, seasonal and other market factors. Alloys consumed by the Company are primarily available from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by the Company. The Company does not maintain long-term supply agreements with any of its independent suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant volatility in the price of the Company’s principal raw materials could adversely affect the Company’s financial results and there can be no assurance that the raw material surcharge mechanism employed by the Company will completely offset immediate changes in the Company’s raw material costs. See the information under the headings “Raw Materials” in Item 1, Business, and “Liquidity and Capital Resources” and “Future Outlook” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

CURRENT GLOBAL ECONOMIC AND MARKET FACTORS

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

LABOR MATTERS

The Company has 417 employees out of a total of 514 who are covered under collective bargaining agreements. There can be no assurance that the Company will succeed in concluding collective bargaining agreements with the union to replace the ones that expire.

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

The Company owns its Bridgeville facility, which consists of approximately 760,000 square feet of floor space and the Company’s executive offices on approximately 74 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The Company owns its Titusville facility, which consists of seven buildings on approximately 10 acres, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

The Company owns its Dunkirk facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills, a high temperature annealing facility and/or a round bar facility. The products are then finished and shipped as finished bar, rod and wire products.

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

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact to our results of operations is remote, although the resolution of one or more of these matters may have a material adverse effect on its results of operations for the period in which the resolution occurs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2008, a total of 7,003,079 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 148 holders of record. There were 270,795 shares of the issued Common Stock of the Company held in treasury at December 31, 2008.

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

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2008		2007
	High	Low	High	Low
First quarter	$34.80	$24.05	$51.80	$31.79
Second quarter	$41.50	$30.00	$54.17	$34.98
Third quarter	$38.50	$25.55	$42.66	$28.48
Fourth quarter	$24.23	$8.85	$41.71	$29.88

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans A
Equity compensation plans approved by security holders	479,550	$21.77	298,671
Equity compensation plans not approved by security holders	—	—	—

Total	479,550	$21.77	298,671

A	Includes 252,918 shares of Common Stock on stock options not issued under the Stock Incentive Plan and 45,753 available under the 1996 Employee Stock Purchase Plan, as amended.

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s stock with the cumulative total return on the equity securities of NASDAQ Market Index and a peer group selected by the Company consisting of ATI and CRS. The graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends, if any, on the date of dividend payment. The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Market Index and a Peer Group Index

Company/Peer/Market	Fiscal Year Ending December 31,
	2003	2004	2005	2006	2007	2008
Universal Stainless & Alloy Products, Inc.	$100.00	$137.52	$138.89	$310.00	$329.35	$134.17
Company Selected Peer Group	100.00	179.13	265.68	573.03	620.19	181.80
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

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

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2008	2007	2006	2005	2004
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$235,106	$229,936	$203,873	$170,022	$120,642
Operating income	19,092	33,407	32,359	20,145	10,955
Net income	13,950	22,504	20,590	12,758	7,553

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$14,812	$10,648	$2,909	$620	$241

Total assets	182,944	164,296	155,287	129,239	108,536
Long-term debt	1,046	1,453	17,228	17,317	12,190
Stockholders’ equity	145,700	129,602	104,654	81,134	67,365

COMMON SHARE DATA
Basic earnings per share	$2.08	$3.39	$3.19	$2.00	$1.20
Diluted earnings per share	2.05	3.32	3.11	1.97	1.18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, OEMs and wire redrawers.

An analysis of the Company’s operations is as follows:

For the years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$172,222	73.2%	$164,228	71.4%	$151,633	74.4%
Tool steel	39,046	16.6	28,119	12.2	23,389	11.5
High-strength low alloy steel	11,936	5.1	25,892	11.3	16,467	8.1
High-temperature alloy steel	7,931	3.4	9,317	4.0	9,837	4.8
Conversion services	1,941	0.8	2,011	0.9	2,137	1.0
Other	2,030	0.9	369	0.2	410	0.2

Total net sales	235,106	100.0	229,936	100.0	203,873	100.0
Total cost of products sold	204,929	87.2	184,491	80.3	160,722	78.8
Selling and administrative expenses	11,085	4.7	12,038	5.2	10,792	5.3

Operating income	$19,092	8.1%	$33,407	14.5%	$32,359	15.9%

Net sales by market segment are as follows:

For the years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Service centers	$110,889	47.2%	$119,736	52.1%	$101,510	49.8%
Forgers	52,551	22.4	47,711	20.7	38,539	18.9
Rerollers	41,660	17.7	35,006	15.2	33,273	16.3
Original equipment manufacturers	18,955	8.1	18,287	8.0	18,368	9.0
Wire redrawers	7,129	3.0	6,843	3.0	9,660	4.8
Conversion services	1,941	0.8	2,011	0.9	2,137	1.0
Miscellaneous	1,981	0.8	342	0.1	386	0.2

Net sales	$235,106	100.0%	$229,936	100.0%	$203,873	100.0%

Tons shipped	45,679		43,644		50,485

2008 Results as Compared to 2007: The increase in net sales in 2008 is primarily due to a 5% increase in tonnage shipped, partially offset by product mix changes and lower raw material surcharges. Shipments of tool steel plate products, petrochemical products and power generation products increased 22%, 15% and 16%, respectively, over 2007. These increases were mostly offset by a 17% decrease in aerospace product shipments. The reduced demand for aerospace products was partially due to the Boeing work stoppage during 2008 and by conservative service center purchasing practices in anticipation of lower surcharges due to falling commodity prices. The assessment of lower surcharges is primarily due to a decline in the average cost of nickel from $16.89 in 2007 to $9.58 in 2008 partially offset by increase costs of chrome and carbon scrap. In addition, miscellaneous sales benefitted from the $1.1 million sale of excess scrap in June 2008.

Cost of products sold, as a percentage of net sales, increased in 2008 as compared to 2007. This increase is primarily due to the shift in sales from service centers to forgers and rerollers, timing of raw material purchases and the assessment of the related surcharges, and operation cost increases. A significant portion of the raw material timing issue occurred during the 2008 fourth quarter. From September 2008 to December 2008, the average cost of nickel and chrome declined 46%, while molybdenum declined 70% and carbon scrap declined 56%. These declines resulted in the Company increasing its inventory reserves by $1.0 million in 2008. The significant decline in material costs will continue to negatively impact the Company’s financial results during the first half of 2009. Operation costs were negatively impacted by a $1.6 million increase in natural gas costs, resulting from rate increases of approximately 25% at the Bridgeville facility, and a $2.8 million increase in labor costs. In addition, the Company expensed $834,000 related to the relocation of the Company’s round bar finishing line from Bridgeville to Dunkirk in 2008.

Selling and administrative expenses decreased from $12.0 million, or 5.2% of net sales to $11.1 million, or 4.7% of net sales, primarily due to the 2007 settlement of a lawsuit between the Company and Teledyne Technologies Incorporated (“Teledyne”). Management continuously monitors its selling and administrative expenses in relation to net sales.

Interest expense and other financing costs decreased from $731,000 in 2007 to $105,000 in 2008. The decrease is primarily due to the December 2007 retirement of the $7.5 million outstanding balance on the Company’s term loan with PNC Bank.

Other income, net increased to $911,000 in 2008 from $776,000 in 2007. This increase is primarily attributed to additional interest income of $91,000 earned from excess cash invested during 2008. In addition, the Company received funds under the CDSOA of $599,000 and $586,000 in 2008 and 2007, respectively.

The effective income tax rates for the years ended December 31, 2008 and 2007 were 29.9% and 32.7%, respectively. The change in the effective income tax rate is primarily due to the impact of the lower income level on the Company’s permanent tax deductions and favorable adjustments to state income provisions.

2007 Results as Compared to 2006: The increase in net sales in 2007 reflects increased selling prices, primarily a result from the impact of higher raw material surcharges assessed and an increase in higher value-added products, partially offset by lower shipments overall. In 2007, shipments of petrochemical products, power generation products and aerospace products decreased 34%, 25% and 10%, respectively, compared with 2006. Raw material surcharges continued to escalate during 2007, led by an increase in the monthly average nickel prices from $15.68 in December 2006 to a high of $23.67 in May 2007. After May 2007, the monthly average nickel prices declined to $11.79 in December 2007. This decrease will reduce raw material surcharges assessed on future shipments if the average nickel price remains at lower levels.

Cost of products sold, as a percentage of net sales, increased in 2007 as compared to 2006. This increase is primarily due to higher raw material costs, which are generally reimbursed by the customer through raw material surcharges, and operation cost increases.

Selling and administrative expenses increased to $12.0 million, or 5.2% of net sales from $10.8 million, or 5.3% of net sales, primarily due to higher employment costs and the settlement of a lawsuit between the Company and Teledyne. The higher employments costs were primarily due to the addition of a corporate officer in 2007 and an increase in stock compensation expense from $273,000 in 2006 to $427,000 in 2007. This increase was partially offset by a $367,000 expense related to a software project the Company terminated, the establishment of a $193,000 reserve for an EPA violation which was settled in 2007 and $200,000 for certain commercial product-claim issues during 2006.

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

Other income, net increased from $522,000 in 2006 to $776,000 in 2007. This increase is primarily attributed to the receipt of funds under the CDSOA of $586,000 in 2007 in comparison to $463,000 in 2006. In addition, the Company recognized $178,000 of interest income from excess cash invested during the second half of 2007.

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

Business Segment Results

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$121,612	58.9%	$108,535	53.6%	$102,372	57.1%
Tool steel	37,631	18.2	25,638	12.7	21,747	12.1
High-strength low alloy steel	3,881	1.9	12,764	6.3	8,177	4.6
High-temperature alloy steel	2,977	1.4	4,067	2.0	3,787	2.1
Conversion service	1,278	0.6	1,405	0.7	1,530	0.9
Other	1,875	0.9	295	0.1	325	0.2

	169,254	81.9	152,704	75.4	137,938	77.0
Intersegment	37,384	18.1	49,858	24.6	41,232	23.0

Total net sales	206,638	100.0	202,562	100.0	179,170	100.0
Material cost of sales	114,930	55.6	106,456	52.6	85,298	47.6
Operation cost of sales	68,415	33.1	67,286	33.2	66,806	37.3
Selling and administrative expenses	7,613	3.7	8,345	4.1	7,392	4.1

Operating income	$15,680	7.6%	$20,475	10.1%	$19,674	11.0%

Net sales for the year ended December 31, 2008 increased $4.1 million, or 2%, in comparison to the year ended December 31, 2007 primarily due to a 2% increase in tonnage shipped and by product mix changes, partially offset by lower raw material surcharges discussed above. Shipments of tool steel plate products, petrochemical products and power generation products increased 20%, 17% and 15%, respectively, over 2007. These increases were mostly offset by a 20% decrease in aerospace product shipments. In addition, other sales benefitted from the $1.1 million sale of excess scrap in 2008. Operating income for the year ended December 31, 2008 decreased $4.8 million, primarily due the decline in aerospace sales, and the timing of raw material purchases that resulted in the material cost of sales increasing from 52.6% to 55.6%.

Net sales for the year ended December 31, 2007 increased by $23.4 million, or 13.1%, in comparison to the year ended December 31, 2006 primarily due to raw material surcharge increases, which offset increased material cost of sales of $21.2 million for the period. Shipments of petrochemical products, power generation products and aerospace products decreased 38%, 24% and 8%, respectively, compared with 2006. Operating income for the year ended December 31, 2007 increased by $801,000 primarily due to improved mix of products shipped and higher selling prices, partially offset by an increase in the material cost of sales from 47.6% to 52.6%

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
(dollars in thousands)
NET SALES
Stainless steel	$50,610	72.8%	$55,693	68.2%	$49,261	70.1%
High-strength low alloy steel	8,055	11.6	13,128	16.1	8,290	11.8
High-temperature alloy steel	4,954	7.1	5,250	6.4	6,050	8.6
Tool steel	1,415	2.0	2,481	3.0	1,642	2.3
Conversion services	663	1.0	606	0.7	607	0.9
Other	155	0.2	74	0.1	85	0.1

	65,852	94.7	77,232	94.5	65,935	93.8
Intersegment	3,712	5.3	4,493	5.5	4,320	6.2

Total net sales	69,564	100.0	81,725	100.0	70,255	100.0
Material cost of sales	44,215	63.6	47,905	58.6	38,705	55.1
Operation cost of sales	18,465	26.5	17,404	21.3	16,678	23.8
Selling and administrative expense	3,472	5.0	3,693	4.5	3,400	4.8

Operating income	$3,412	4.9%	$12,723	15.6%	$11,472	16.3%

Net sales for the year ended December 31, 2008 decreased $12.2 million, or 15%, in comparison to the year ended December 31, 2007 primarily due to a 10% decrease in shipments as well as the impact of lower raw material surcharges. Shipments of aerospace products and commodity grade products decreased 23% and 24%, respectively, which were partially offset by a 33% increase in petrochemical products. Operating income for the year ended December 31, 2008 decreased $9.3 million primarily due to the decline in aerospace sales and the timing of raw material purchases that resulted in the material cost of sales increasing from 58.6% to 63.6% and higher operation costs due to $834,000 of costs related to relocation of the round bar finishing line from Bridgeville to Dunkirk.

Net sales for the year ended December 31, 2007 for this segment increased by $11.5 million, or 16.3%, in comparison to the year ended December 31, 2006 primarily due to raw material surcharge increases, which more than offset increased material cost of sales of $9.2 and lower shipments for the period. Shipments of petrochemical products decreased 31%, which were mostly offset by a 49% increase in commodity grade products. Operating income increased by $1.3 million primarily due to the impact from rising nickel prices, partially offset by higher operating costs resulting from the favorable shift in product mix. For this segment, raw material surcharges are primarily assessed at the time of shipment while the material cost of those shipments is determined at the time of order entry. Based upon the timing of surcharges, the Company estimates Dunkirk generated an operating income benefit of $3.9 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company generated cash from operations of $17.7 million, $33.6 million and $6.3 million in the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from sales of $228.7 million, $235.9 million and $198.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

For the years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
(dollars in thousands)
Raw material purchases	$111,212	52.7%	$100,504	49.7%	$92,117	47.9%
Employment costs	38,380	18.2	36,103	17.8	36,094	18.8
Utilities	19,915	9.4	18,657	9.2	18,528	9.6
Other	41,547	19.7	47,057	23.3	45,700	23.7

Total uses of cash	$211,054	100.0%	$202,321	100.0%	$192,439	100.0%

Cash used for raw material purchases increased in 2008 in comparison to 2007 and 2006 primarily due to increased production and higher transaction prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for key raw materials for selected months during the last three-year period.

	December 2008	June 2008	December 2007	June 2007	December 2006	June 2006
Nickel	$4.39	$10.23	$11.79	$18.92	$15.68	$9.41
Chrome	$0.96	$2.19	$1.66	$1.27	$0.64	$0.64
Molybdenum	$9.85	$33.22	$32.54	$32.65	$24.87	$25.28
Carbon Scrap	$0.11	$0.34	$0.14	$0.13	$0.10	$0.15

The monthly average price of nickel increased from $9.41 in June 2006 to $15.68 in December 2006 to a high of $23.67 in May 2007. The significant rise was believed to be due to increased demand from foreign (primarily Chinese) and domestic sources coupled with supply volatility which caused raw material market values to rise significantly between June 2006 and May 2007. The sharp increase had a material negative impact on the operating margins of the Universal Stainless & Alloy Product Segment and a material positive impact on the operating margins of the Dunkirk Specialty Steel Segment. The monthly average nickel prices declined from its record level in May 2007 to $12.54 in August 2007 and to $11.79 in December 2007. The sharp decline resulted from decreased demand for nickel while supplies continued to increase during the second half of 2007. The sharp decline also had a material negative impact on the operating margins of both business segments through the recognition of increased inventory reserves. The reserve increased from 2.3% of the consolidated inventory balance at December 31, 2006 to 3.3% at December 31, 2007.

During the first nine months of 2008, the monthly average prices of nickel and molybdenum remained stable while chrome and carbon scrap experienced significant increases. From September 2008 to December 2008, the average cost of nickel and chrome declined 46%, while molybdenum declined 70% and carbon scrap declined 56%. The sharp decline also had a material negative impact on the operating margins of both business segments through the recognition of increased inventory reserves. The reserve increased from 3.3% of the consolidated inventory balance at December 31, 2007 to 5.1% at December 31, 2008. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. There can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs. A material decline in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company.

Increases in both employment and utility costs are primarily due to higher rates at comparable production volumes. The increased employment costs primarily relate to higher wages partially offset by decreased payouts under the Company’s profit-sharing plans. Increased utility costs are related to a 27% increase in average natural gas rates, principally at the Bridgeville facility.

Other uses of cash decreased between 2008 and 2007 and increased between 2006 and 2007. 2007 included payments made to settle the Teledyne lawsuit and EPA violation as well as incurring increased maintenance expenses. In addition, payments for federal and state income taxes, net of refunds received, decreased from $11.8 million in 2006 to $11.3 million and $6.4 million in 2007 and 2008, respectively.

At December 31, 2008, working capital approximated $94.8 million, as compared to $85.9 million at December 31, 2007. The increase is attributable to a $4.2 million increase in cash, a $2.3 million increase in prepaid and current deferred taxes and a $2.6 million decrease in accrued employment and other accrued liabilities. The increased cash balance is primarily resulting from the net income generated during the year and a $637,000 decrease in managed working capital, which is defined as accounts receivable and inventory less accounts payable and outstanding checks in excess of bank balances. The managed working capital days sales outstanding decreased from 121 days at December 31, 2007 to 117 days at December 31, 2008.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $12.9 million and $8.8 million in 2008 and 2007, respectively. The 2008 expenditures were primarily made to complete the installation of the high-temperature annealing facility in Dunkirk, the addition of annealing and finishing equipment in Bridgeville and upgrades to the round bar finishing line relocated from Bridgeville to Dunkirk during the year.

On January 29, 2009, the Company announced that it will invest $13 million in its Bridgeville melt shop. The investment will include major upgrades in equipment, automation and plant layout designed to: cut production cycle times and customer lead times; improve on-time delivery performance; increase material yields; reduce operating costs and enhance working capital management. The equipment and infrastructure spending will be completed by the end of 2009, and the automation investment will be completed by the middle of 2010. The project is expected to begin producing cost savings in the 2009 fourth quarter. Once fully implemented, the investment is expected to yield cost savings of more than $7.5 million per year. The Company expects to fund substantially all of the investment with a bank term loan. Capital expenditures are expected to approximate $16.0 million in 2009, of which $11.0 million is specifically for the Bridgeville melt shop.

Capital Resources Including Off-Balance Sheet Arrangements. The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related-party transaction arrangements.

PNC Credit Agreement. The Company is party to a credit agreement with PNC Bank (the “PNC Credit Agreement”), which establishes a $15.0 million revolving credit facility (“PNC Line”) with a term expiring on June 30, 2009. The PNC Line is collateralized by substantially all of the Company’s assets. At December 31, 2008, the Company had its $15.0 million revolving line of credit with PNC Bank available for borrowings.

The Company pays a commitment fee on the unused portion of the PNC Line of 0.25%, provided it maintains certain financial ratios. Interest on borrowings under the PNC Line is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio of 3.0:1.0 or less; a minimum debt service ratio of 2.0:1.0 or greater; and a minimum tangible net worth of $87.3 million as of December 31, 2008. The Company was in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement at December 31, 2008.

On February 27, 2009, the Company entered into a new unsecured credit agreement providing for a $12.0 million term loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. The Company also executed an interest rate swap to convert the LIBOR floating rate term loan to a fixed interest rate for the life of the loan. The Company believes it will maintain compliance with the financial covenants in effect throughout 2009.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, originally aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2008, the total principal balance of all government-financed debt instruments is $1.4 million.

Stock-Based Financing Activity. The Company issued 72,785 and 90,751 shares of its Common Stock for the years ended December 31, 2008 and 2007, respectively, through its two stock-based compensation plans. In 2008, certain employees, officers and members of the Company’s Board of Directors exercised 64,850 stock options issued under the Stock Incentive Plan for $625,000 plus related tax benefits of $529,000. In 2007, certain employees, officers and members of the Company’s Board of Directors exercised 84,750 stock options issued under the Stock Incentive Plan for $897,000 plus related tax benefits of $958,000. The remaining shares were issued to employees participating in the Employee Stock Purchase Plan.

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company repurchased no shares in 2008 and 326 shares in 2007. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2008.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2008, the Company had $14.8 million in cash and $15.0 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2008 was 4.9:1 compared with 4.7:1 at December 31, 2007, and the debt to total capitalization ratio was 1.0% compared with 1.4%, respectively.

The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2008, the Company had the following contractual obligations:

(dollars in thousands)	Total	Payments Due by Period
		Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$1,604	$468	$923	$138	$75
Operating lease obligations	73	23	26	24	—
Purchase obligations	13,628	13,628	—	—	—

Total contractual obligations	$15,305	$14,119	$949	$162	$75

Long-term debt does not include any outstanding balance on the PNC Line, currently due to expire on June 30, 2009, since there was no outstanding balance on December 31, 2008. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, which expired September 30, 2007, the Company filed claims to receive their appropriate share of the import duties collected and received a net payment of $599,000 in 2008. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials and energy, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements, sales price increases and surcharges.

CONTINGENT ITEMS

Product Claims. The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2007, the Company had established a reserve of $200,000 for commercial product-claims related to three sales by Dunkirk Specialty Steel. During 2008, the claims were resolved in the Company’s favor.

Environmental Matters. The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. The Company is not aware of any environmental condition that currently exists at any of its facilities that are probable or reasonably possible of having a material impact on the Company’s results of operations or liquidity.

Legal Matters. From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact to our results of operations is remote, although the resolution of one or more of these matters may have a material adverse effect on its results of operations for the period in which the resolution occurs.

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies. Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2008, 2007 and 2006 were less than 1% of net sales.

Revenue from conversion services is recognized when the performance of the service is complete. Invoiced shipping and handling costs are also accounted for as revenue. Customer claims, which are not material, are accounted for primarily as a reduction to gross sales after the matter has been researched and an acceptable resolution has been reached.

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its inventory. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of total accounts receivable.

The cost of inventory is principally determined by the first in, first-out (FIFO) method for material costs as well as the average cost method for operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. At December 31, 2008, the Company’s stock price was below book value per share. In management’s judgment, a significant portion of the recent decline in the Company’s stock price is related to the current unprecedented liquidity crisis in the overall economy and is not reflective of the underlying cash flows of the Company. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2008 and 2007. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2008.

New Accounting Pronouncements. See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

FUTURE OUTLOOK

The Company entered 2009 with a total backlog of approximately $75 million, which is less than the $85 million backlog at the beginning of 2008. The current backlog mainly consists of semi-finished products for rerollers and forgers and tool steel plate for service centers. The decline is primarily due to weak end-market demand resulting from the current global economic crisis and the impact of lower raw materials costs and surcharges on the selling prices for semi-finished product orders. End-market demand, especially for aerospace products and tool steel products supplied to the automotive industry is expected to remain weak while service centers continue to destock excess material during the first half of 2009. The Company expects orders for its products will improve in the second-half of the year as customer inventory is consumed and demand begins to increase. Our ability to make scheduled payments of principal, or to pay the interest on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash, together with available borrowings under the line of credit agreement, will be adequate to meet the future liquidity needs during the one year following December 31, 2008.

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

The cost of raw materials represents more than 60% of the Company’s total cost of products sold in 2008 and 2007 due to significant increases in prices for raw materials purchased. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations. For substantially all stainless semi-finished products, the surcharge is calculated at the time of order entry, based on current raw material prices. For substantially all finished products and tool steel plate, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it can not immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on the financial results of the Company and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

The Company currently is not exposed to market risk from changes in interest rates related to its long-term debt. At December 31, 2008, all of the Company’s $1.4 million of total long-term debt has fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008. In addition, our audit included the financial statement schedule listed in the index at Item 15 (2) (Schedule II). We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 6, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2008	2007	2006
(dollars in thousands, except per share information)
Net sales	$235,106	$229,936	$203,873
Cost of products sold	204,929	184,491	160,722
Selling and administrative expenses	11,085	12,038	10,792

Operating income	19,092	33,407	32,359
Interest expense and other financing costs	(105)	(731)	(1,106)
Other income, net	911	776	522

Income before income tax expense	19,898	33,452	31,775
Provision for income taxes	5,948	10,948	11,185

Net income	$13,950	$22,504	$20,590

EARNINGS PER COMMON SHARE
Basic	$2.08	$3.39	$3.19
Diluted	$2.05	$3.32	$3.11

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,706,535	6,644,374	6,451,037
Diluted	6,801,203	6,774,924	6,612,530

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,812	$10,648
Accounts receivable (less allowance for doubtful accounts of $330 and $311)	33,057	27,501
Inventory	63,222	65,572
Other current assets	8,239	5,537

Total current assets	119,330	109,258
Property, plant and equipment, net	62,626	54,271
Other assets	988	767

Total assets	$182,944	$164,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$19,350	$13,983
Outstanding checks in excess of bank balance	540	2,064
Accrued employment costs	3,795	5,307
Current portion of long-term debt	403	383
Other current liabilities	421	1,600

Total current liabilities	24,509	23,337
Long-term debt	1,046	1,453
Deferred taxes	11,689	9,904

Total liabilities	37,244	34,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,003,079 and 6,930,294 shares issued	7	7
Additional paid-in capital	37,260	35,112
Retained earnings	110,092	96,142
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	145,700	129,602

Total liabilities and stockholders’ equity	$182,944	$164,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007	2006
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,950	$22,504	$20,590
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,167	3,731	3,337
Loss on retirement of fixed assets	402	40	911
Deferred taxes increase (decrease)	558	253	(1,852)
Stock-based compensation expense	838	427	273
Tax benefit from share-based payment arrangements	(529)	(958)	(1,073)
Changes in assets and liabilities:
Accounts receivable	(5,556)	5,807	(5,345)
Inventory	2,350	447	(14,621)
Accounts payable	5,367	860	544
Accrued employment costs	(1,512)	1,186	1,163
Other, net	(2,365)	(674)	2,374

Net cash provided by operating activities	17,670	33,623	6,301

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(12,905)	(8,782)	(7,716)

Net cash used in investing activities	(12,905)	(8,782)	(7,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(387)	(9,364)	(1,555)
(Repayment) borrowings under revolving line of credit, net	—	(8,392)	2,275
(Decrease) increase in outstanding checks in excess of bank balance	(1,524)	(1,363)	326
Proceeds from issuance of Common Stock	781	1,059	1,585
Tax benefit from share-based payment arrangements	529	958	1,073

Net cash (used in) provided by financing activities	(601)	(17,102)	3,704

Net increase in cash and cash equivalents	4,164	7,739	2,289
Cash and cash equivalents at beginning of period	10,648	2,909	620

Cash and cash equivalents at end of period	$14,812	$10,648	$2,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$91	$793	$1,085
Income taxes paid, net	$6,351	$11,268	$11,779

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

FairValue of Financial Instruments. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and include cash and securities having a maturity of three months or less at the time of purchase. The fair value of trade receivables and trade payables approximate the carrying amount because of the short maturity of these instruments. The fair value of long-term debt instruments approximates the carrying amount based on current borrowing rates available for financings with similar terms and maturities.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of total accounts receivable. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense for fiscal years 2008, 2007 and 2006 was $13,000, $2,000 and $78,000, respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the first-in, first-out (FIFO) method. The average cost method is also utilized. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. Provisions are made for slow-moving inventory based upon management’s expected method of disposition. Net provision expense for inventory reserves for fiscal years 2008, 2007 and 2006 was $1.0 million, $619,000 and $939,000, respectively.

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

Increase (Decrease) in Previously Reported Amount	2006
(dollars in thousands, except per share amounts)
Change in cost of products sold	$40
Change in net income	(24)
Change in earnings per common share:
Basic	$(0.01)
Diluted	$(0.01)

Maintenance expense for the fiscal year 2008, 2007 and 2006 was $14,556,000, $13,857,000 and $12,060,000, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 10 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which generally does not exceed three years. Depreciation and amortization expense for fiscal year 2008, 2007 and 2006 was $4,148,000, $3,722,000 and $3,315,000, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. At December 31, 2008, the Company’s stock price was below book value per share. In management’s judgment, a significant portion of the recent decline in the Company’s stock price is related to the current unprecedented liquidity crisis in the overall economy and is not reflective of the underlying cash flows of the Company. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2008 and 2007.

Revenue Recognition. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. Revenue from conversion services is recognized when the performance of the service is complete. Invoiced shipping and handling costs are also accounted for as revenue. The Company manufactures specialty steel product to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer. Occasionally customers request that the packed products be held at the Company’s facility beyond the stated shipment date. In these situations, the Company receives written confirmation of the request, and acknowledgement that title has passed to the customer and that normal payment terms apply. Such amounts included in revenue for the years ended December 31, 2008, 2007 and 2006 were less than 1% of net sales. Customer claims, which are not material, are accounted for primarily as a reduction to gross sales after the matter has been researched and an acceptable resolution has been reached.

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

In addition, the Company evaluates the tax positions taken or expected to be taken in its tax returns. A tax position should only be recognized in the financial statements if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes there are no known uncertain tax positions at December 31, 2008.

Stock-Based Compensation Plans. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using a modified version of prospective application (“modified prospective application”). SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. The Company recognizes compensation expense for the portion of outstanding awards for which the requisite service period has not yet been rendered based on the grant-date fair value of the awards. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option-pricing model, and is recognized ratably over the service/vesting period of the award. The tax effects of exercising stock options are added to additional paid-in capital at the exercise date.

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

New Accounting Pronouncements. The Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on results for 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet conclusively determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”(SFAS 161”). SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2008	2007
(dollars in thousands)
Raw materials and supplies	$9,235	$8,309
Semi-finished and finished steel products	55,088	57,599
Inventory reserves	(3,196)	(2,195)
Operating materials	2,095	1,859

Total inventory	$63,222	$65,572

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2008	2007
(dollars in thousands)
Land and land improvements	$2,496	$2,208
Buildings	12,994	10,371
Machinery and equipment	76,544	66,432
Construction in progress	3,523	4,571

	95,557	83,582
Accumulated depreciation	(32,931)	(29,311)

Property, plant and equipment, net	$62,626	$54,271

Note 4: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2008	2007
(dollars in thousands)
Government debt	$1,449	$1,836
Less amounts due within one year	(403)	(383)

Total long-term debt	$1,046	$1,453

The Company maintains a credit agreement with PNC Bank for a $15.0 million revolving credit facility (“PNC Line”), all of which is available for borrowing at December 31, 2008, with a term expiring on June 30, 2009. This credit agreement also included a term loan (“PNC Term Loan”) scheduled to mature on June 30, 2011. The Company retired the PNC Term Loan in December 2007. The credit agreement is collateralized by substantially all of the Company’s assets.

Interest on borrowings under the PNC Line is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. PNC Bank reduced the commitment fee paid on the unused portion of the PNC Line from 0.5% to 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement at December 31, 2008.

On February 27, 2009, the Company entered into a new unsecured credit agreement providing for a $12.0 million term loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. The Company also executed an interest rate swap to convert the LIBOR floating rate term loan to a fixed interest rate for the life of the loan.

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

The Company leases certain office equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under operating leases are as follows:

For the years ended December 31,	2009	2010	2011	2012	2013	Thereafter	Total
(dollars in thousands)
Long-term debt principal payments	$403	$423	$432	$92	$29	$70	$1,449
Operating lease minimum payments	23	13	13	13	11	—	73

Note 5: Income Taxes

Components of the provision for income taxes are as follows:

For the years ended December 31,	2008	2007	2006
(dollars in thousands)
CURRENT PROVISION (BENEFIT)
Federal	$5,553	$10,542	$11,957
State	(163)	153	1,080

	5,390	10,695	13,037

DEFERRED PROVISION (BENEFIT)
Federal	936	550	(1,623)
State	(378)	(297)	(229)

	558	253	(1,852)

Provision for income taxes	$5,948	$10,948	$11,185

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2008	2007	2006
Federal statutory tax	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(1.7)	(2.1)	(1.2)
State income taxes, net of federal tax impact	0.0	(0.2)	2.3
Government grants, net of federal tax impact	(2.4)	(0.4)	(0.8)
Other, net	(1.0)	0.4	(0.1)

Effective income tax rate	29.9%	32.7%	35.2%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. The Company recognized tax credit benefits of $764,000 and $591,000 for fiscal year 2008 and 2007, respectively, of which $394,000 and $252,000 was applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

The Company also recognized Pennsylvania Educational Improvement Tax Credit benefits (“PAEIT”) of $180,000 for both 2008 and 2007, which were applied against each respective year’s current tax provision.

Deferred taxes result from the following:

December 31,	2008	2007
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$125	$166
Inventory	2,224	1,573
Accrued liabilities	714	665
SFAS 123R compensation expense	485	209
Other	69	70

	3,617	2,683
State tax carryforwards	932	692

	$4,549	$3,375

DEFERRED TAX LIABILITIES
Property, plant and equipment	$11,689	$9,904
Other	58	110

	$11,747	$10,014

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

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at December 31, 2005	6,686,783	$7	$29,712	$53,048	270,057	$(1,634)
Common Stock issuance under Employee Stock Purchase Plan	8,635		152
Exercise of Stock Options	144,125		1,444
Share-based compensation			273
Tax benefit on share-based compensation			1,073
Net income				20,590
Purchase of Treasury Stock					412	(11)

Balance at December 31, 2006	6,839,543	$7	$32,654	$73,638	270,469	$(1,645)
Common Stock issuance under Employee Stock Purchase Plan	6,001		176
Exercise of Stock Options	84,750		897
Share-based compensation			427
Tax benefit on share-based compensation			958
Net income				22,504
Purchase of Treasury Stock					326	(14)

Balance at December 31, 2007	6,930,294	$7	$35,112	$96,142	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	7,935		155
Exercise of Stock Options	64,850		626
Share-based compensation			838
Tax benefit on share-based compensation			529
Net income				13,950

Balance at December 31, 2008	7,003,079	$7	$37,260	$110,092	270,795	$(1,659)

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2008.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2008 and 2007, there were no shares issued or outstanding.

Note 7: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 is performed as follows:

For the years ended December 31,	2008		2007		2006
	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands, except per share amounts)
Income available to common Stockholders	$13,950	6,706,535	$22,504	6,644,374	$20,590	6,451,037
Effect of dilutive securities	—	94,668	—	130,550	—	161,493

Income available to common Stockholders plus assumed conversion	$13,950	6,801,203	$22,504	6,774,924	$20,590	6,612,530

EARNINGS PER COMMON SHARE
Basic	$2.08		$3.39		$3.19
Diluted	$2.05		$3.32		$3.11

Note 8: Stock-Based Compensation Plans

At December 31, 2008, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors, and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The Company may grant options up to a maximum of 1,350,000 shares of Common Stock, of which 252,918 are available for grant at December 31, 2008. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2006	143,543	137,300	$5.57	482,650	$9.69
Granted	(60,000)	60,000	9.23	60,000	21.36
Stock options exercised				(144,125)	10.02
Stock awards vested		(63,500)	5.15
Forfeited	19,625	(19,625)	5.17	(19,625)	10.15

Balance, December 31, 2006	103,168	114,175	7.80	378,900	11.77
Additional shares reserved	400,000
Granted	(161,000)	161,000	16.70	161,000	33.25
Stock options exercised				(84,750)	10.60
Stock awards vested		(49,625)	6.60
Forfeited	51,500	(51,500)	13.13	(51,500)	30.93

Balance, December 31, 2007	393,668	174,050	14.80	403,650	18.14
Granted	(160,000)	160,000	15.12	160,000	27.23
Stock options exercised				(64,850)	9.64
Stock awards vested		(63,225)	12.00
Forfeited	19,250	(19,250)	18.57	(19,250)	32.07

Balance, December 31, 2008	252,918	251,575	$15.42	479,550	$21.77

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted- Average Remaining Years Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$5.12 to $7.35	76,300	3.0	$6.45	76,300	$6.45
$8.45 to $9.90	30,000	3.3	9.56	30,000	9.56
$10.83 to $13.42	44,600	6.4	11.73	34,600	11.59
$14.18 to $27.29	125,900	6.6	17.29	53,250	17.06
$31.95 to $42.50	202,750	7.8	34.33	33,825	33.32

Outstanding at end of year	479,550	6.3	$21.77	227,975	$14.10

Exercisable at end of year	227,975	3.8

Proceeds from stock option exercises totaled $625,000 in 2008, $898,000 in 2007 and $1.4 million in 2006. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $529,000 in 2008, $958,000 in 2007 and $1.1 million in 2006.

Based upon the closing stock price of $14.49 at December 31, 2008, the aggregate intrinsic value of outstanding in-the-money stock options and outstanding exercisable in-the-money stock options was $888,000 and $865,000, respectively. Intrinsic value of stock options is calculated as the amount by which the market price of USAP common stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised was $1.5 million in 2008, $2.6 million in 2007 and $2.8 million in 2006. The total fair value of share awards vested was $759,000 during 2008, $328,000 in 2007 and $327,000 in 2006.

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

Stock-based compensation expense totaled $838,000 in 2008 and $427,000 in 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The tax benefit associated with the stock compensation expense recognized in the accompanying Consolidated Statements of Operations was $305,000 in 2008 and $152,000 in 2007. Unrecognized stock-based compensation expense related to non-vested stock awards totaled $2,361,000 at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 34 months.

Valuation of Stock-Based Compensation. The fair value of the Company’s employee stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company uses the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $2,420,000 for 2008, $2,689,000 for 2007, and $554,000 for 2006. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of options granted are detailed in the table below:

	2008	2007	2006
Risk-free interest rate	2.19 to 3.87%	3.53 to 4.87%	3.19 to 5.04%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	47 to 53%	47 to 49%	45 to 50%
Weighted-average expected market price volatility	49.8%	47.9%	47.6%
Expected term	5.8 to 8.2 years	5.8 to 8.2 years	5.0 years

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

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. At the Annual Meeting of Stockholders of the Company held May 17, 2006, shareholders approved an amendment to the Stock Purchase Plan to reserve an additional 60,000 shares of Common Stock for issuance under the plan. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2008, the Company has issued 104,247 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2008, 2007 and 2006, the Company expensed $3,484,000, $5,823,000 and $5,285,000, respectively, under these plans.

Note 9: Retirement Plans

The Company has defined contribution retirement plans that cover substantially all employees. The Company accrues its contributions to the hourly employee plan based on time worked while contributions to the salaried plan are accrued as a fixed amount per month. Company contributions to both plans are funded periodically.

Effective January 6, 2003, the Company began to participate in the Steelworkers Pension Trust (“Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the defined contribution retirement plan even if the Company contributions cease. The company has the option and right to terminate participation in the Trust if the withdrawal liability ratio of assets to liabilities is below 100%.

The Company also makes a contribution to the defined contribution retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution for salaried employees will be dependent upon their contribution to the 401(k) retirement plan.

The total expense for the years ended December 31, 2008, 2007 and 2006 was $972,000, $873,000 and $888,000, respectively, including $494,000, $531,000 and $572,000, respectively, for the multi-employer Trust. No other post-retirement benefit plans exist.

Note 10: Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. In May 2007, the Company settled a product claim lawsuit. The net impact of this settlement, including professional fees, on the Company’s net income after tax was $517,000. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact to our results of operations is remote, although the resolution of one or more of these matters may have a material adverse effect on its results of operations for the period in which the resolution occurs.

The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. The Company is not aware of any environmental condition that currently exists at any of its facilities that would cause a material adverse effect on the financial condition of the Company, results of operations or liquidity in a particular future quarter or year.

The CDSOA provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. In accordance with the CDSOA, which expired in 2007, the Company filed claims to receive its appropriate share of the import duties collected. In 2006, 2007 and 2008 the Company received $463,000, $586,000 and $599,000, respectively, from the U.S. Treasury net of expenses incurred. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2008, the Company’s total purchase obligations were $13,628,000, all of which will be due in year 2009.

On January 29, 2009, the Company announced that it will invest $13 million in its Bridgeville melt shop. The investment will include major upgrades in equipment, automation and plant layout designed to: cut production cycle times and customer lead times; improve on-time delivery performance; increase material yields; reduce operating costs and enhance working capital management. The equipment and infrastructure spending will be completed by the end of 2009, and the automation investment will be completed by the middle of 2010. The project is expected to begin producing cost savings in the 2009 fourth quarter. Once fully implemented, the investment is expected to yield cost savings of more than $7.5 million per year. The Company expects to fund substantially all of the investment with a bank term loan.

Note 11: Segment and Related Information

The Company is comprised of three operating locations and one corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products, because of the management reporting structure in place. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. A second reportable segment, Dunkirk Specialty Steel has a manufacturing process involving hot rolling and finishing specialty steel bar, rod and wire products.

At December 31, 2008, 81% of the Company’s 514 employees are covered by USW collective bargaining agreements.

The accounting policies of both reportable segments are the same as those described in Note 1: Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes, and property, plant and equipment.

For the years ended December 31,	2008	2007	2006
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$206,638	$202,562	$179,170
Dunkirk Specialty Steel	69,564	81,725	70,255
Intersegment	(41,096)	(54,351)	(45,552)

	$235,106	$229,936	$203,873

OPERATING INCOME
Universal Stainless & Alloy Products	$15,680	$20,475	$19,674
Dunkirk Specialty Steel	3,412	12,723	11,472
Intersegment	—	209	1,213

	$19,092	$33,407	$32,359

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$28	$614	$889
Dunkirk Specialty Steel	77	117	217

	$105	$731	$1,106

OTHER INCOME, NET
Universal Stainless & Alloy Products	$221	$126	$55
Dunkirk Specialty Steel B	690	650	467

	$911	$776	$522

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$3,454	$3,382	$3,058
Dunkirk Specialty Steel	605	280	214
Corporate	108	69	65

	$4,167	$3,731	$3,337

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$6,496	$4,419	$6,397
Dunkirk Specialty Steel	6,236	3,197	41
Corporate	173	1,166	1,278

	$12,905	$8,782	$7,716

A	Includes amortization of deferred financing costs of $19,000, $9,000 and $23,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
B	Includes net receipt of import duties of $599,000 in 2008, $568,000 in 2007 and $463,000 in 2006.

December 31,	2008	2007
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$119,941	$110,669
Dunkirk Specialty Steel	37,974	35,983
Corporate	25,029	17,644

	$182,944	$164,296

The following table presents net sales by product line:

For the years ended December 31,	2008	2007	2006
(dollars in thousands)
Stainless steel	$172,222	$164,228	$151,633
Tool steel	39,046	28,119	23,389
High-strength low alloy steel	11,936	25,892	16,467
High-temperature alloy steel	7,931	9,317	9,837
Conversion services	1,941	2,011	2,137
Other	2,030	369	410

Total net sales	$235,106	$229,936	$203,873

Net sales to the Company’s two largest customers and their affiliates approximated 26% of total 2008 sales, and the accounts receivable balances from these customers comprised approximately 14% of total accounts receivable at December 31, 2008. Net sales to the Company’s three largest customers and their affiliates approximated 38% of total 2007 sales, and the accounts receivable balances from these customers comprised approximately 21% of total accounts receivable at December 31, 2007. Net sales to the Company’s three largest customers and their affiliates approximated 34% of total 2006 sales.

The Company derives 5% of its revenues from markets outside of the United States and the Company has no assets located outside the United States.

Note 12: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2008 DATA
Net sales	$56,845	$63,482	$57,639	$57,140
Gross profit margin	10,066	10,464	6,599	3,048
Operating income	6,991	7,830	3,747	524
Provision for income taxes	2,327	2,595	1,063	(37)
Net income	4,723	5,270	2,726	1,231

Earnings per common share:
Basic	$0.71	$0.79	$0.41	$0.18
Diluted	$0.70	$0.77	$0.40	$0.18

2007 DATA
Net sales	$56,239	$62,056	$62,008	$49,633
Gross profit margin	13,219	12,614	11,133	8,479
Operating income	10,665	9,207	8,143	5,392
Provision for income taxes	3,655	3,156	2,521	1,616
Net income	6,787	5,862	5,467	4,388

Earnings per common share:
Basic	$1.03	$0.88	$0.82	$0.66
Diluted	$1.00	$0.87	$0.81	$0.65

The Company’s fourth quarter 2008 sales increased 15% over the fourth quarter 2007 on a 19% increase in tons shipped, fueled by a 136% increase in shipments to forgers destined for the global power generation markets, offset by lower surcharges and a 5% decline in aerospace sales through service centers. In total, sales to service centers declined 21% from the 2007 fourth quarter. The Company’s 2008 fourth quarter earnings were negatively impacted by an increase in inventory reserves of $807,000 and were positively impacted by the receipt of import duties of $599,000 and a reduction in the annual income tax rate to 29.9% from 32.7%. The change in the effective income tax rate is primarily due to the impact of the lower income level on the Company’s permanent tax deductions and favorable adjustments to state income provisions.

Nickel costs declined from the third to fourth quarter of 2007.The impact from the change in nickel costs combined with lower total shipment volume reduced company-wide gross margin dollars in the fourth quarter 2007. The Company’s 2007 fourth quarter earnings were positively impacted by the receipt of import duties of $586,000 and a reduction in the annual income tax rate to 32.7% from 34.2%. The change in the effective income tax rate is primarily due to adjustments to state income provisions and tax credits as well as the impact of recognizing a $180,000 tax credit in Pennsylvania as a result of participating in the state’s PAEIT in the fourth quarter 2007.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective to insure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time limits specified in the SEC rules and forms, and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure. Management’s Report on the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 20, 2009, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2008 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence is set forth in the Proxy Statement under the heading “The Board of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2007 and 2008	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Net Charge- Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVES:
Year ended December 31, 2006	$637	$1,295	$(356)	$1,576
Year ended December 31, 2007	1,576	3,390	(2,771)	2,195
Year ended December 31, 2008	2,195	4,039	(3,038)	3,196

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2006	$272	$78	$(12)	$338
Year ended December 31, 2007	338	2	(29)	311
Year ended December 31, 2008	311	13	6	330

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Credit Agreement, dated as of February 27, 2009, between the Company and PNC Bank, National Association	Filed herewith.

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5	Employment Agreement dated February 22, 2008 between the Company and Richard M. Ubinger	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.6	Employment Agreement dated February 11, 2009 between the Company and William W. Beible, Jr.	Filed herewith.

10.7	Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2009.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates Dennis M. Oates	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ Richard M. Ubinger Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ C. M. McAninch Clarence M. McAninch	Director and Chairman of the Board	March 6, 2009

/s/ Douglas M. Dunn Douglas M. Dunn	Director	March 6, 2009

/s/ M. David Kornblatt M. David Kornblatt	Director	March 6, 2009

/s/ Udi Toledano Udi Toledano	Director	March 6, 2009