Form 10-Q
period 2009-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2009-05-11
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2009, there were 6,732,284 shares of the Registrant’s Common Stock issued and outstanding.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the current views of Universal Stainless & Alloy Products, Inc. (the “Company”) with respect to future events and financial performance. Statements looking forward in time, including statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with safety and environmental regulations; the ultimate outcome of the Company’s current and future litigation matters; and the impact of various economic, credit and market risk uncertainties. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by general economic conditions and other factors beyond the Company’s control.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2009	2008
Net sales	$42,186	$56,845
Cost of products sold	43,864	46,779
Selling and administrative expenses	4,737	3,075

Operating income (loss)	(6,415)	6,991
Interest expense	(24)	(28)
Other income	30	87

Income (loss) before taxes	(6,409)	7,050
Income tax provision (benefit)	(2,583)	2,327

Net income (loss)	$(3,826)	$4,723

Earnings per common share – Basic	$(0.57)	$0.71

Earnings per common share – Diluted	$(0.57)	$0.70

Weighted-average shares of Common Stock outstanding
Basic	6,732,284	6,663,213
Diluted	6,732,284	6,771,482

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(3,826)	$4,723
Net change in fair market value of interest rate swap, net of tax benefit of $108	(182)	—

Comprehensive income (loss)	$(4,008)	$4,723

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$25,781	$14,812
Accounts receivable (less allowance for doubtful accounts of $2,316 and $330 respectively)	29,190	33,057
Inventory	51,397	63,222
Refundable taxes	4,916	2,940
Other current assets	6,057	5,299

Total current assets	117,341	119,330
Property, plant and equipment, net	65,203	62,626
Other assets	1,365	988

Total assets	$183,909	$182,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$11,935	$19,350
Outstanding checks in excess of bank balance	790	540
Accrued employment costs	3,189	3,795
Current portion of long-term debt	409	403
Other current liabilities	381	421

Total current liabilities	16,704	24,509
Long-term debt	12,940	1,046
Deferred taxes	12,033	11,689
Other liabilities	290	—

Total liabilities	41,967	37,244

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,003,079 shares issued	7	7
Additional paid-in capital	37,510	37,260
Retained earnings	106,266	110,092
Accumulated other comprehensive income (loss)	(182)	—
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	141,942	145,700

Total liabilities and stockholders’ equity	$183,909	$182,944

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$(3,826)	$4,723
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,164	982
Loss on retirement of fixed assets	—	286
Deferred income tax	(609)	91
Stock-based compensation expense	250	195
Tax benefit from share-based payment arrangements	—	(183)
Changes in assets and liabilities:
Accounts receivable, net	3,867	(7,174)
Inventory	11,825	37
Trade accounts payable	(7,415)	767
Accrued employment costs	(606)	(1,669)
Other, net	(2,013)	2,153

Net cash provided by operating activities	2,637	208

Cash flow from investing activities:
Capital expenditures	(3,734)	(3,092)

Net cash used in investing activities	(3,734)	(3,092)

Cash flows from financing activities:
Long-term debt issuance	12,000	—
Long-term debt repayments	(100)	(99)
Net change in outstanding checks in excess of bank balance	250	2,740
Deferred financing costs	(84)	—
Proceeds from issuance of common stock	—	207
Tax benefit from share-based payment arrangements	—	183

Net cash provided by financing activities	12,066	3,031

Net increase in cash and cash equivalents	10,969	147
Cash and cash equivalents at beginning of period	14,812	10,648

Cash and cash equivalents at end of period	$25,781	$10,795

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$18	$23
Income taxes paid, net of refunds received	$223	$147

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2009 and 2008, balance sheets as of March 31, 2009 and December 31, 2008, and statements of cash flows for the three-month periods ended March 31, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2009 and December 31, 2008 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2009 and 2008, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2009	2008
Weighted-average number of shares of Common Stock outstanding	6,732,284	6,663,213
Effect of dilutive securities	—	108,269

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,732,284	6,771,482

The Company had 29,152 common stock equivalents outstanding for the three-month period ended March 31, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company’s adoption of SFAS 161 effective January 1, 2009, did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements for interim reporting periods as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP 107-1 will have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement 157, “Fair Value Measurements”, and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s financial statements.

Note 4 – Inventory

The major classes of inventory are as follows:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials and supplies	$7,724	$9,235
Semi-finished and finished steel products	43,961	55,088
Inventory reserves	(2,508)	(3,196)
Operating materials	2,220	2,095

Total inventory	$51,397	$63,222

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2009	December 31, 2008
Land and land improvements	$2,607	$2,496
Buildings	13,154	12,994
Machinery and equipment	76,798	76,544
Construction in progress	6,732	3,523

	99,291	95,557
Accumulated depreciation	(34,088)	(32,931)

Property, plant and equipment, net	$65,203	$62,626

Note 6 – Long-Term Debt

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank providing for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at March 31, 2009 or December 31, 2008. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2009.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of these government loans was $1.3 million at March 31, 2009 and $1.4 million at December 31, 2008.

Note 7 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Interest rate swap agreements that minimize the impact of interest rate changes on the Company’s floating-rate debt agreements are designated and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at March 31, 2009.

The location and amounts recorded in the Condensed Consolidated Balance Sheet at March 31, 2009 for the derivative instrument is as follows:

(in thousands)	Assets	Liabilities	Shareholder’s Equity
Derivatives designated as hedging instruments under FASB Statement 133	Other Non- Current Assets	Other Non- Current Liabilities	Other Comprehensive Income
Interest rate swap contract	$108	$290	$182

Note 8 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact on our results of operations is remote, although the resolution of one or more of these matters may have a material adverse effect on its results of operations for the period in which the resolution occurs.

At March 31, 2009, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 9 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax (benefit) rate in the three-month period ended March 31, 2009 was (40.3)% as compared to 33.0% for the three-month period ended March 31, 2008. The effective income rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carrybacks and carryforwards, whereas the prior year maintained taxable income and benefitted from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

Note 10 – Business Segments

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

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Net sales:
Universal Stainless & Alloy Products	$36,685	$48,198
Dunkirk Specialty Steel	11,382	20,050
Intersegment	(5,881)	(11,403)

Consolidated net sales	$42,186	$56,845

Operating income (loss):
Universal Stainless & Alloy Products	$(3,914)	$4,931
Dunkirk Specialty Steel	(2,501)	2,785
Intersegment	—	(725)

Consolidated operating income (loss)	$(6,415)	$6,991

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$7	$7
Dunkirk Specialty Steel	17	21

Total interest expense and other financing costs	$24	$28

Other income
Universal Stainless & Alloy Products	$22	$57
Dunkirk Specialty Steel	8	30

Total other income	$30	$87

(dollars in thousands)	March 31, 2009	December 31, 2008.
Total assets:
Universal Stainless & Alloy Products	$110,279	$119,941
Dunkirk Specialty Steel	34,789	37,974
Corporate assets	38,841	25,029

	$183,909	$182,944

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company recorded a net loss for the three-month period ended March 31, 2009 of $3.8 million, or $0.57 per diluted share, which included unusual charges of $3.6 million equivalent to $0.53 per share, after-tax, primarily due to the deepening recession and economic uncertainty. The following unusual charges (totaling $6.0 million pre-tax) are included in the 2009 financial results:

•

$1.9 million increase to the bad debt reserve due to the inability of a privately held service center customer to pay amounts owed on 2008 business and a related $0.5 million increase to inventory reserves;

•	$1.5 million due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million attributed to the reduction of operating levels; and

•	$0.2 million resulting from a 20% reduction in salaried employees.

An analysis of the Company’s operations for the three-month periods ended March 31, 2009 and 2008 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Net sales:
Stainless steel	$33,762	$42,028
Tool steel	3,329	9,107
High-strength low alloy steel	2,743	4,011
High-temperature alloy steel	2,019	1,146
Conversion services	304	525
Other	29	28

Total net sales	42,186	56,845
Cost of products sold	43,864	46,779
Selling and administrative expenses	4,737	3,075

Operating income (loss)	$(6,415)	$6,991

Tons Shipped	9,593	11,767

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Net sales:
Service centers	$17,532	$29,234
Forgers	12,971	9,018
Rerollers	6,004	11,239
Original equipment manufacturers	4,399	5,441
Wire redrawers	947	1,369
Conversion services	304	525
Miscellaneous	29	19

Total net sales	$42,186	$56,845

Three-month period ended March 31, 2009 as compared to the same period in 2008

Net sales for the three-month period ended March 31, 2009 decreased $14.7 million, or 25.8%, as compared to the similar period in 2008. The decrease reflects an 18.5% decline in consolidated shipments and lower surcharges. A decrease in shipments of tool steel products, power generation products and petrochemical products of 42%, 29% and 21%, respectively, were partially offset by increases in commodity and aerospace product shipments of 16% and 3%, respectively. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three-month period ended March 31, 2009 in comparison to the three-month period ended March 31, 2008.

Cost of products sold, as a percentage of net sales, was 104.0% and 82.3% for the three-month periods ended March 31, 2009 and 2008, respectively. The 2009 results include $3.9 million of the unusual charges outlined above, representing 9.2% of net sales. The remaining increase is primarily due higher raw material costs in relation to sales prices and higher operation costs due to lower production volumes.

Selling and administrative expenses increased by $1.7 million in the three-month period ended March 31, 2009 as compared to the similar period in 2008. The increased cost primarily relates to $2.1 million of the unusual charges outlined above.

The effective income tax (benefit) rate in the three-month period ended March 31, 2009 was (40.3)% as compared to 33.0% for the three-month period ended March 31, 2008. The effective income tax rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carrybacks and carryforwards, whereas the prior year maintained taxable income and benefitted from the domestic manufacturing deduction and also from investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2009 and 2008 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Net sales:
Stainless steel	$25,995	$27,310
Tool steel	3,208	8,424
High-strength low alloy steel	1,015	1,113
High-temperature alloy steel	734	569
Conversion services	188	357
Other	29	10

	31,169	37,783
Intersegment	5,516	10,415

Total net sales	36,685	48,198
Material cost of sales	20,266	23,339
Operation cost of sales	16,460	17,790
Selling and administrative expenses	3,873	2,138

Operating income (loss)	$(3,914)	$4,931

Net sales for the three-month period ended March 31, 2009 for this segment, which consists of the Bridgeville and Titusville facilities, decreased $11.5 million, or 23.9%, as compared to the similar period in 2008. The decrease reflects an 18.8% decline in shipments and lower surcharges. A decrease in shipments of tool steel products, petrochemical products and power generation products of 43%, 30% and 26%, respectively, were partially offset by increases in commodity and aerospace product shipments of 21% and 2%, respectively.

The operating loss for the 2009 first quarter includes $5.0 million of the unusual charges described above. The remaining decrease is primarily due to lower shipment volumes, higher raw material costs in relation to sales prices and higher operation costs, as a percentage of sales, due to lower production volumes. Excluding the impact of the unusual charges, the material cost of sales increased from 48.4% in 2008 to 49.1% in 2009.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Net sales:
Stainless steel	$7,767	$14,718
Tool steel	121	683
High-strength low alloy steel	1,728	2,898
High-temperature alloy steel	1,285	577
Conversion services	116	168
Other	—	18

	11,017	19,062
Intersegment	365	988

Total net sales	11,382	20,050
Material cost of sales	8,794	11,839
Operation cost of sales	4,225	4,489
Selling and administrative expenses	864	937

Operating income (loss)	$(2,501)	$2,785

Net sales for the three-month period ended March 31, 2009 decreased $8.7 million, or 43.2%, as compared to the similar period in 2008. The decrease reflects a 27.7% decline in shipments and lower surcharges. Shipments of commodity and aerospace products decreased 50% and 19%, respectively, compared to the same period in 2008.

The operating loss for the 2009 first quarter includes $1.0 million of the unusual charges described above. The remaining decrease is primarily due to lower shipment volumes, higher raw material costs in relation to sales prices and higher operation costs, as a percentage of sales, due to lower production volumes. Excluding the impact of the unusual charges, the material cost of sales increased from 59.1% in 2008 to 70.8% in 2009.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At March 31, 2009, working capital approximated $100.6 million as compared to $94.8 million at December 31, 2008. The increase is primarily attributable to receipt of a $12 million, five-year term loan from PNC Bank (“Term Loan”) and a $2.0 million increase in refundable taxes partially offset by an $8.3 million decrease in managed working capital, defined as accounts receivable, inventory and accounts payable. Accounts receivable decreased $3.9 million as a result of decreased sales for the three-month period ended March 31, 2009 in comparison to the three-month period ended December 31, 2008 and a $1.9 million increase in the bad debt reserve, partially offset by customers extending payment terms to preserve cash due to economic conditions. The decrease in inventory is primarily due to the shipment of higher cost material during the quarter, a 16% reduction in the quantity of work-in-process inventory, lower material values and the impact of curtailing operations to match the reduction in the Company’s backlog, which decreased from $75 million at December 31, 2008 to $58 million at March 31, 2009. The decrease in accounts payable is also related to lower material values and the impact of curtailing operations. The ratio of current assets to current liabilities increased to 7.0:1 at March 31, 2009 from 4.9:1 at December 31, 2008. The debt to total capitalization ratio increased from 1.0% at December 31, 2008 to 8.6% at March 31, 2009 due to the issuance of the Term Loan.

Cash received from sales activities of $44.3 million and $49.2 million represents the primary source of cash from operations for the three-month periods ended March 31, 2009 and 2008, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2009	2008
Raw material purchases	$16,349	$24,321
Employment costs	9,219	11,844
Utilities	4,991	5,112
Other	11,086	7,691

Total uses of cash	$41,645	$48,968

Cash used in raw material purchases decreased in 2009 in comparison to 2008 primarily due to a reduction in the quantity of purchased materials due to curtailing operations and by lower unit transaction costs. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 15-month period.

	March 2009	December 2008	March 2008	December 2007
Nickel	$4.40	$4.39	$14.16	$11.79
Chrome	$0.75	$0.96	$2.11	$1.66
Molybdenum	$8.50	$9.85	$33.78	$32.54
Carbon Scrap	$0.09	$0.11	$0.18	$0.14

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

Decreased employment costs are primarily due to lower production volumes and decreased payout under the Company’s profit sharing plan, which were partially offset by higher employee-related insurance costs. The increase in other uses of cash, the majority of which is cash for production supplies, plant maintenance, outside conversion services, insurance and freight is attributable to higher conversion and insurance expenditures, partially offset by lower selling and administrative expenses.

The Company had capital expenditures for the first quarter 2009 of $3.7 million, compared with $3.1 million for the same period in 2008. $2.5 million of the 2009 expenditures related to the initial phase of the Bridgeville melt shop upgrade. The 2008 expenditures were primarily for the addition of annealing and finishing equipment in Bridgeville, as well as the installation of the high-temperature annealing furnace in Dunkirk.

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. At March 31, 2009, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2009.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The Company recorded a liability of $290,000, equal to the fair market value of the swap agreement at March 31, 2009. This change in fair market value, net of tax, is reported as other comprehensive loss within stockholders’ equity.

The Company does not maintain off-balance sheet arrangements other than operating leases and the interest rate swap, nor does it participate in material related party transaction arrangements or non-exchange traded contracts requiring fair value accounting treatment, other than the interest rate swap.

The Company anticipates that it will fund its 2009 working capital requirements and its capital expenditures primarily from funds generated from operations and the Term Loan. Financing of the Company’s long-term liquidity requirements, including capital expenditures, is expected from a combination of internally generated funds, borrowings, stock issuance or other sources of external financing, if needed.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2009 and 2008. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2009.

2009 Outlook

These are forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and actual results may vary. The Company estimates that second quarter 2009 sales will be below those of the first quarter of 2009 based on current low order entry and a decline in our backlog to $58 million at March 31, 2009 from $75 million at December 31, 2008. While the Company is not capable of providing specific earnings guidance due to the unprecedented uncertainty within our industry, we do expect to be aided by our cost saving initiatives and better alignment of material costs to surcharges. The Company also expects to generate positive cash flow during the quarter.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

May 11, 2009

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)