Form 10-Q
period 2009-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2009-08-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, there were 6,769,086 shares of the Registrant’s Common Stock issued and outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales	$30,763	$63,482	$72,949	$120,327
Cost of products sold	28,092	53,018	71,956	99,797
Selling and administrative expenses	2,106	2,634	6,843	5,709

Operating income (loss)	565	7,830	(5,850)	14,821
Interest expense	(27)	(27)	(51)	(55)
Other income	35	62	65	149

Income (loss) before taxes	573	7,865	(5,836)	14,915
Income tax provision (benefit)	973	2,595	(1,610)	4,922

Net income (loss)	$(400)	$5,270	$(4,226)	$9,993

Earnings per share – Basic	$(0.06)	$0.79	$(0.63)	$1.49

Earnings per share – Diluted	$(0.06)	$0.77	$(0.63)	$1.47

Weighted average shares of Common Stock outstanding
Basic	6,751,739	6,707,523	6,742,012	6,685,368
Diluted	6,751,739	6,819,546	6,742,012	6,795,514

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(400)	$5,270	$(4,226)	$9,993
Net change in fair market value of interest rate swap	203	—	(87)	—
Tax effect of interest rate swap	(75)	—	32	—

Comprehensive income (loss)	$(272)	$5,270	$(4,281)	$9,993

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$34,399	$14,812
Accounts receivable (less allowance for doubtful accounts of $2,213 and $330, respectively)	19,891	33,057
Inventory, net	45,175	63,222
Other current assets	9,726	8,239

Total current assets	109,191	119,330
Property, plant and equipment, net	67,937	62,626
Other assets	1,309	988

Total assets	$178,437	$182,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$7,500	$19,350
Outstanding checks in excess of bank balance	364	540
Accrued employment costs	2,509	3,795
Current portion of long-term debt	1,015	403
Other current liabilities	410	421

Total current liabilities	11,798	24,509
Long-term debt	12,235	1,046
Deferred taxes	12,000	11,689
Other liabilities	87	—

Total liabilities	36,120	37,244

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,039,881 and 7,003,079 shares issued	7	7
Additional paid-in capital	38,158	37,260
Retained earnings	105,866	110,092
Accumulated other comprehensive income (loss)	(55)	—
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	142,317	145,700

Total liabilities and stockholders’ equity	$178,437	$182,944

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,226)	$9,993
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,338	2,008
Deferred income tax	(262)	304
Stock based compensation expense	499	413
Tax benefit from share-based payment arrangements	(86)	(511)
Changes in assets and liabilities:
Accounts receivable, net	13,166	(7,133)
Inventory, net	18,047	(6,827)
Trade accounts payable	(11,850)	6,836
Accrued employment costs	(1,286)	(366)
Other, net	(1,048)	216

Net cash provided by operating activities	15,292	4,933

Cash flow from investing activities:
Capital expenditures	(7,645)	(5,401)

Net cash used in investing activities	(7,645)	(5,401)

Cash flows from financing activities:
Long-term debt proceeds	12,000	—
Long-term debt repayments	(199)	(194)
Increase in outstanding checks in excess of bank balance	(176)	1,848
Deferred financing costs	(84)	—
Proceeds from the issuance of common stock	313	722
Tax benefit from share-based payment arrangements	86	511

Net cash provided by financing activities	11,940	2,887

Net increase in cash and cash equivalents	19,587	2,419
Cash and cash equivalents at beginning of period	14,812	10,648

Cash and cash equivalents at end of period	$34,399	$13,067

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$36	$45
Income taxes paid, net of refunds received	$164	$3,906

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and six-month periods ended June 30, 2009 and 2008, balance sheets as of June 30, 2009 and December 31, 2008, and statements of cash flows for the six-month periods ended June 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, which, except for the tax adjustment described in Note 10, were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2009 and December 31, 2008 and the consolidated results of operations and of cash flows for the periods ended June 30, 2009 and 2008, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2009 presentation. Subsequent events have been evaluated through the time of the SEC filing on August 10, 2009, which represents the date the Consolidated Condensed Financial Statements were issued.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Weighted average number of shares of Common Stock outstanding	6,751,739	6,707,523	6,742,012	6,685,368
Effect of dilutive securities	—	112,023	—	110,146

Weighted average number of shares of Common Stock outstanding, as adjusted	6,751,739	6,819,546	6,742,012	6,795,514

The Company had 27,281 and 28,216 common stock equivalents outstanding for the three-month and six-month periods ended June 30, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued “Disclosures about Derivative Instruments and Hedging Activities”, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of the standard, effective January 1, 2009, did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments” which amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements for interim reporting periods as well as in annual financial statements. Adoption of the guidance, effective June 30, 2009, did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It amends previous guidance and provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of the guidance, effective June 30, 2009, did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted the standard effective June 30, 2009.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP in the United States. The Company adopted the standard effective June 30, 2009.

Note 4 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	June 30, 2009	December 31, 2008
Raw materials and supplies	$8,633	$9,235
Semi-finished and finished steel products	35,703	55,088
Inventory reserves	(1,883)	(3,196)
Operating materials	2,722	2,095

Total inventory, net	$45,175	$63,222

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	June 30, 2009	December 31, 2008
Land and land improvements	$2,638	$2,496
Buildings	13,250	12,994
Machinery and equipment	82,257	76,544
Construction in progress	4,964	3,523

	103,109	95,557
Accumulated depreciation	(35,172)	(32,931)

Property, plant and equipment, net	$67,937	$62,626

Note 6 – Long-Term Debt

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank providing for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at June 30, 2009 or December 31, 2008. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2009.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of these government loans was $1.2 million at June 30, 2009 and $1.4 million at December 31, 2008.

Note 7 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at June 30, 2009.

The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instrument are as follows:

(dollars in thousands)	June 30, 2009	December 31, 2008
Other non-current liabilities	$(87)	$—
Other assets, deferred tax	32	—

Shareholders equity, other comprehensive income (loss)	$(55)	$—

Note 8 – Fair Value Measurements

The Company adopted “Interim Disclosures about Fair Value of Financial Instruments” issued by the FASB, as of June 30, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The interest rate swap is recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk. For all of our other financial instruments, the estimated fair value approximated the carrying value at June 30, 2009 and December 31, 2008.

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximated fair value at June 30, 2009 and December 31, 2008 due to their short-term maturities. The $12 million Term Loan approximates fair value due to the interest rate being based on short-term Libor floating rates.

Note 9 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation involving commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact to the results of operations is remote, however the resolution of one or more of these matters may have a material adverse effect on the results of operations for the period in which the resolution occurs.

At June 30, 2009, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 10 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The Company accelerated the preparation of its 2008 federal and state income tax returns in order to receive the anticipated refunds earlier in 2009. As a result, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to the reduction of the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009. In addition, the Company has determined that $370,000 of this adjustment relates to prior periods and is not considered material to any prior period or the current year to require the restatement of prior period financial statements. The revised tax rate of 37.2% compares to an effective income tax rate in the three- and six-month periods ended June 30, 2008 of 33.0%. The effective income rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carry backs and carry forwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

Note 11 – Business Segments

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

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales:
Universal Stainless & Alloy Products	$26,879	$53,092	$63,564	$101,290
Dunkirk Specialty Steel	10,206	21,176	21,588	41,226
Intersegment	(6,322)	(10,786)	(12,203)	(22,189)

Consolidated net sales	$30,763	$63,482	$72,949	$120,327

Operating income:
Universal Stainless & Alloy Products	$949	$5,633	$(2,965)	$10,564
Dunkirk Specialty Steel	(384)	2,126	(2,885)	4,911
Intersegment	—	71	—	(654)

Total operating income (loss)	$565	$7,830	$(5,850)	$14,821

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$11	$7	$18	$14
Dunkirk Specialty Steel	16	20	33	41

Total interest expense and other financing costs	$27	$27	$51	$55

Other income
Universal Stainless & Alloy Products	$26	$42	$48	$99
Dunkirk Specialty Steel	9	20	17	50

Total other income	$35	$62	$65	$149

(dollars in thousands)	June 30, 2008	December 31, 2008
Total assets:
Universal Stainless & Alloy Products	$98,950	$119,941
Dunkirk Specialty Steel	32,783	37,974
Corporate assets	46,704	25,029

Total Assets	$178,437	$182,944

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company recorded a net loss for the three- and six-month periods ended June 30, 2009 of $400,000 and $4.2 million, respectively, The 2009 six-month results include the following unusual charges (totaling $6.0 million pre-tax) recorded during the three-month period ended March 31, 2009, primarily due to the deepening recession and economic uncertainty:

•

$1.9 million increase to the bad debt reserve due to the inability of a privately held service center customer to pay amounts owed on 2008 business and a related $0.5 million increase to inventory reserves;

•	$1.5 million due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million attributed to the reduction of operating levels; and

•	$0.2 million resulting from a 20% reduction in salaried employees.

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2009 and 2008 is as follows:

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$25,648	$43,760	$59,410	$85,788
Tool steel	1,563	11,659	4,892	20,766
High-strength low alloy steel	2,367	2,934	5,110	6,945
High-temperature alloy steel	876	3,344	2,895	4,490
Conversion services	292	448	596	973
Other	17	1,337	46	1,365

Total net sales	30,763	63,482	72,949	120,327
Cost of products sold	28,092	53,018	71,956	99,797
Selling and administrative expenses	2,106	2,634	6,843	5,709

Operating income (loss)	$565	$7,830	$(5,850)	$14,821

Three- and six-month periods ended June 30, 2009 as compared to the similar periods in 2008

Net sales for the three- and six-month periods ended June 30, 2009 decreased $32.7 million and $47.4 million, respectively, as compared to the similar periods in 2008. The decrease for the three- and six-month periods ended June 30, 2009 is primarily due to the decline in consolidated tons shipped of 40% and 29%, respectively, lower surcharges, plus the sale of excess scrap that generated $1.1 million of revenue during the three-month period ended June 30, 2008. The decline in shipments, which impacted each of the Company’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and six-month periods ended June 30, 2009 in comparison to the three- and six-month periods ended June 30, 2008.

Cost of products sold, as a percentage of net sales, was 91.3% and 83.5% for the three-month periods ended June 30, 2009 and 2008, respectively, and was 98.6% and 82.9% for the six-month periods ended June 30, 2009 and 2008, respectively. The results for the six-month period ended June 30, 2009 include $3.9 million of the unusual charges outlined above, representing 5.3% of net sales. The remaining increase is primarily due higher raw material costs in relation to sales prices and higher operation costs due to lower production volumes.

Market Segment Information

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales:
Service centers	$13,117	$33,850	$30,649	$63,084
Forgers	10,420	11,142	23,391	20,160
Rerollers	1,960	9,240	7,964	20,479
Original equipment manufacturers	3,797	5,795	8,196	11,236
Wire redrawers	1,160	1,692	2,107	3,061
Conversion services	292	448	596	973
Miscellaneous	17	1,315	46	1,334

Total net sales	$30,763	$63,482	$72,949	$120,327

Tons Shipped	6,855	11,423	16,448	23,190

Selling and administrative expenses decreased by $528,000 in the three-month period ended June 30, 2009 and increased by $1.1 million in the six-month period ended June 30, 2009 as compared to the similar periods in 2008. The increased cost in the six-month period primarily relates to $2.1 million of the unusual charges outlined above. These costs were partially offset by a $674,000 decrease in labor costs, of which $428,000 was recognized in the three-month period June 30, 2009, primarily resulting from a 20% workforce reduction enacted in March, 2009 and a reduction in the accrual for incentive compensation.

The Company accelerated the preparation of its 2008 federal and state income tax returns in order to receive the anticipated refunds earlier in 2009. As a result, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to the reduction of the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009. In addition, the Company has determined that $370,000 of this adjustment relates to prior periods and is not considered material to any prior period or the current year to require the restatement of prior period financial statements. The revised tax rate of 37.2% compares to an effective income tax rate in the three- and six-month periods ended June 30, 2008 of 33.0%. The effective income rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carry backs and carry forwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2009 and 2008 is as follows:

Universal Stainless & Alloy Products Segment

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$18,234	$28,901	$44,229	$56,211
Tool steel	1,531	11,278	4,739	19,702
High-strength low alloy steel	647	1,114	1,662	2,227
High-temperature alloy steel	393	929	1,127	1,498
Conversion services	206	296	394	653
Other	11	1,262	40	1,272

	21,022	43,780	52,191	81,563
Intersegment	5,857	9,312	11,373	19,727

Total net sales	26,879	53,092	63,564	101,290
Material cost of sales	10,445	28,654	30,711	51,993
Operation cost of sales	14,131	16,936	30,591	34,726
Selling and administrative expenses	1,354	1,869	5,227	4,007

Operating income (loss)	$949	$5,633	$(2,965)	$10,564

Net sales for the three- and six-month periods ended June 30, 2009 for this segment, which consists of the Bridgeville and Titusville facilities, decreased by $26.2 million, or 49.4%, in comparison to the three-month period ended June 30, 2008 and by $37.7 million, or 37.2%, in comparison to the similar 2008 six-month period. Tons shipped declined 33% for the three-month period ended June 30, 2009 in comparison to the similar 2008 period. A 19% increase in power generation shipments was more than offset by declining shipments to the remaining end markets served. Tons shipped declined 26% for the six-month period ended June 30, 2009 in comparison to the similar 2008 period. The decline in shipments, which impacted each of the segment’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and six-month periods ended June 30, 2009 in comparison to the three- and six-month periods ended June 30, 2008. In addition, sales for the three- and six-month periods ended June 30, 2008 benefitted from the sale of excess scrap that generated $1.1 million of revenue.

Operating income decreased by $4.7 million, or 83.2%, for the three-month period ended June 30, 2009 as compared to June 30, 2008 and by $13.5 million, or 128.1%, for the six-month period ended June 30, 2009 in comparison to the similar 2008 six-month period. The results for the six-month period ended June 30, 2009 include $5.0 million of the unusual charges outlined above, representing 7.8% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, dropped from 54.0% and 51.3% for the three- and six-month periods ended June 30, 2008 to 38.9% and 44.7% for the three- and six-month periods ended June 30, 2009. This improvement is directly related to a better alignment of material costs and related surcharges assessed, a $1.2 million increase to its lower-of-cost-or-market reserve in the three- and six-month periods ended June 30, 2008 and yield improvements recognized on shipments late in the quarter. Operation costs, as a percentage of sales, increased to 52.6% and 47.1% for the three- and six-month periods ended June 30, 2009 from 31.9% and 34.3% for the three- and six-month periods ended June 30, 2008. These increases are primarily due to lower production volumes.

Dunkirk Specialty Steel Segment

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$7,414	$14,859	$15,181	$29,577
Tool steel	32	381	153	1,064
High-strength low alloy steel	1,720	1,820	3,448	4,718
High-temperature alloy steel	483	2,415	1,768	2,992
Conversion services	86	152	202	320
Other	6	75	6	93

	9,741	19,702	20,758	38,764
Intersegment	465	1,474	830	2,462

Total net sales	10,206	21,176	21,588	41,226
Material cost of sales	6,345	13,126	15,139	24,965
Operation cost of sales	3,493	5,159	7,718	9,648
Selling and administrative expenses	752	765	1,616	1,702

Operating income (loss)	$(384)	$2,126	$(2,885)	$4,911

Net sales for the three- and six-month periods ended June 30, 2009 decreased by $11.0 million, or 51.8%, in comparison to the three-month period ended June 30, 2008 and by $19.6 million, or 47.6% in comparison to the similar 2008 six-month period. Tons shipped decreased 31% and 30%, respectively, for the three- and six-month periods ended June 30, 2009 in comparison to the similar 2008 periods. The decline in shipments, which impacted each of the segment’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and six-month periods ended June 30, 2009 in comparison to the three- and six-month periods ended June 30, 2009.

Operating income decreased by $2.5 million, or 118.4%, for the three-month period ended June 30, 2009 as compared to June 30, 2008 and by $7.8 million, or 158.8%, for the six-month period ended June 30, 2009 in comparison to the similar 2008 six-month period. The results for the six-month period ended June 30, 2009 include $1.0 million of the unusual charges outlined above, representing 2.3% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, increased to 62.2% and 66.7% for the three- and six-month periods ended June 30, 2009 from 62.0% and 60.6% for the three- and six-month periods ended June 30, 2008 This is a direct result of utilizing higher cost feedstock in relation to the surcharges assessed. Operation costs, as a percentage of sales, increased to 34.2% and 35.1% for the three- and six-month periods ended June 30, 2009 from 24.4% and 23.4% for the three- and six-month periods ended June 30, 2008. These increases are primarily due to lower production volumes.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period, cash provided by operations and borrowings. At June 30, 2009, working capital approximated $97.4 million as compared to $94.8 million at December 31, 2008. The increase is primarily attributable to an increase in cash resulting from the receipt of a $12 million five-year term loan from PNC Bank (“Term Loan”) to fund its Melt Shop investment of which $7.6 million has been expended to date. In addition, a significant portion of the $19.4 million reduction in managed working capital, defined as accounts receivable, inventory and accounts payable, has been converted to cash at June 30, 2009. Accounts receivable decreased $13.2 million as a result of decreased sales for the three-month period ended June 30, 2009 in comparison to the three-month period ended December 31, 2008 and a $1.9 million increase in the bad debt reserve, partially offset by customers extending payment terms to preserve cash due to economic conditions. The $18.0 million decrease in inventory is primarily due to the shipment of higher cost material, a 22% reduction in the quantity of work-in-process inventory, lower material values and the impact of curtailing operations to match the reduction in the Company’s backlog, which decreased from $75 million at December 31, 2008 to $38 million at June 30, 2009. The $11.8 million decrease in accounts payable is also related to lower material values and the impact of curtailing operations. The ratio of current assets to current liabilities increased to 9.3:1 at June 30, 2009 from 4.9:1 at December 31, 2008. The debt to total capitalization ratio increased from 1.0% at December 31, 2008 to 8.5% at June 30, 2009 due to the issuance of the Term Loan.

Cash received from sales of $40.2 million and $84.4 million for the three- and six-month periods ended June 30, 2009 and of $63.2 million and $112.4 million for the three- and six-month periods ended June 30, 2008 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

(dollars in thousands)	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2009	2008	2009	2008
Raw material purchases	$8,739	$32,185	$25,088	$56,506
Employment costs	7,141	8,335	16,360	20,179
Utilities	4,352	4,842	9,343	9,954
Other	7,277	13,149	18,363	20,840

Total uses of cash	$27,509	$58,511	$69,154	$107,479

Cash used in raw material purchases decreased in 2009 in comparison to 2008 primarily due to a reduction in the quantity of purchased materials due to curtailing operations and by lower unit transaction costs. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last 18-month period.

	June 2009	December 2008	June 2008	December 2007
Nickel	$6.79	$4.39	$10.23	$11.79
Chrome	$0.78	$0.96	$2.19	$1.66
Molybdenum	$10.34	$9.85	$33.22	$32.54
Carbon scrap	$0.09	$0.11	$0.34	$0.14

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

Decreased employment costs are primarily due to lower production volumes and decreased payout under the Company’s profit sharing plan, which were partially offset by higher employee-related insurance costs. Lower utility costs are primarily due to reduced consumption of electricity resulting from decreased production volumes. The decrease in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to lower production volumes. In addition, payments for income taxes for the six-month period ended June 30, 2009 decreased $3.7 million from the same period in 2008.

The Company had capital expenditures for the six-month period ended June 30, 2009 of $7.6 million compared with $5.4 million for the same period in 2008. $5.7 million of the 2009 expenditures relate to the Bridgeville melt shop upgrade. The 2008 expenditures were primarily for Bridgeville plant improvements and construction of a high-temperature annealing furnace in Dunkirk.

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. At June 30, 2009, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of June 30, 2009.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The Company recorded a liability of $87,000, equal to the fair market value of the swap agreement at June 30, 2009. The change in fair market value, net of tax, is reported as other comprehensive loss within stockholders’ equity.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2009 and 2008. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2009.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. During the quarter ended June 30, 2009, the Company identified certain tax adjustments aggregating $370,000 that relate to the audited financial statements of prior periods. While management concluded that these adjustments are not material to any prior period or the current year to require the restatement of prior period financial statements, it also concluded that the Company possessed a significant deficiency, but not a material weakness, in the operation of an existing internal control over financial reporting for taxes. The significant deficiency was immediately remediated by expanding disclosure of the Company’s tax return to financial statement reconciliation and undertaking to provide quarterly analysis of tax balances to the Company’s Audit Committee. Management has concluded that these changes to its internal controls over financial reporting, implemented in the quarter ended June 30, 2009, correct the significant deficiency. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time limits specified in the SEC rules and forms, and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure. Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Meeting of Stockholders of Universal Stainless & Alloy Products, Inc. was held on May 20, 2009, for the purpose of electing a board of directors and ratifying the appointment of an independent registered public accounting firm for 2009. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected by the following vote:

	Shares Voted “For”	Shares “Withheld”
C. L. Ayers	5,014,995	82,953
D. M. Dunn	4,923,743	174,205
M. D. Kornblatt	4,309,446	788,502
C. M. McAninch	4,899,461	198,487
D. M. Oates	4,929,821	168,127
U. Toledano	4,936,632	161,316

The appointment of Schneider Downs & Co., Inc. as the Company’s independent registered public accounting firm for 2009 was ratified by the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”
5,063,962	24,677	9,309

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2009

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)