Form 10-Q
period 2009-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2009-11-09
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 31, 2009, there were 6,769,086 shares of the Registrant’s Common Stock issued and outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales	$25,286	$57,639	$98,235	$177,966
Cost of products sold	22,571	51,040	94,527	150,837
Selling and administrative expenses	2,258	2,852	9,101	8,561

Operating income (loss)	457	3,747	(5,393)	18,568
Interest expense	(19)	(26)	(70)	(81)
Other income	71	68	136	217

Income (loss) before taxes	509	3,789	(5,327)	18,704
Income tax provision (benefit)	197	1,063	(1,413)	5,985

Net income (loss)	$312	$2,726	$(3,914)	$12,719

Earnings (loss) per share – Basic	$0.05	$0.41	$(0.58)	$1.90

Earnings (loss) per share – Diluted	$0.05	$0.40	$(0.58)	$1.87

Weighted average shares of Common Stock outstanding
Basic	6,769,086	6,727,677	6,751,036	6,699,471
Diluted	6,818,040	6,832,070	6,751,036	6,807,699

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2009	2008	2009	2008
Net income (loss)	$312	$2,726	$(3,914)	$12,719
Net change in fair market value of
Interest rate swap	(102)	—	(189)	—
Nickel hedge contracts	148	—	148	—
Tax effect	(16)	—	16	—

Comprehensive income (loss)	$342	$2,726	$(3,939)	$12,719

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$42,172	$14,812
Accounts receivable (less allowance for doubtful accounts of $2,194 and $330, respectively)	15,905	33,057
Inventory, net	42,544	63,222
Other current assets	8,694	8,239

Total current assets	109,315	119,330
Property, plant and equipment, net	69,355	62,626
Other assets	1,362	988

Total assets	$180,032	$182,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$6,832	$19,350
Outstanding checks in excess of bank balance	885	540
Accrued employment costs	2,303	3,795
Current portion of long-term debt	1,620	403
Other current liabilities	583	421

Total current liabilities	12,223	24,509
Long-term debt	11,529	1,046
Deferred taxes	13,165	11,689
Other liabilities	189	—

Total liabilities	37,106	37,244

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,039,881 and 7,003,079 shares issued	7	7
Additional paid-in capital	38,425	37,260
Retained earnings	106,178	110,092
Accumulated other comprehensive income (loss)	(25)	—
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	142,926	145,700

Total liabilities and stockholders’ equity	$180,032	$182,944

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,914)	$12,719
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,583	3,030
Deferred income tax	1,015	191
Stock based compensation expense	766	591
Tax benefit from share-based payment arrangements	(86)	(534)
Changes in assets and liabilities:
Accounts receivable, net	17,152	(6,366)
Inventory, net	20,678	(4,852)
Trade accounts payable	(12,518)	7,898
Accrued employment costs	(1,492)	(343)
Other, net	60	(487)

Net cash provided by operating activities	25,244	11,847

Cash flow from investing activities:
Proceeds from sale of fixed assets	60	—
Capital expenditures	(10,304)	(9,585)

Net cash used in investing activities	(10,244)	(9,585)

Cash flows from financing activities:
Long-term debt proceeds	12,000	—
Long-term debt repayments	(300)	(290)
Increase in outstanding checks in excess of bank balance	345	(279)
Deferred financing costs	(84)	—
Proceeds from the issuance of common stock	313	723
Tax benefit from share-based payment arrangements	86	534

Net cash provided by financing activities	12,360	688

Net increase in cash and cash equivalents	27,360	2,950
Cash and cash equivalents at beginning of period	14,812	10,648

Cash and cash equivalents at end of period	$42,172	$13,598

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$51	$66
Income taxes paid, net of refunds received	$(1,275)	$5,929

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, balance sheets as of September 30, 2009 and December 31, 2008, and statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, which, except for the tax adjustment described in Note 10, were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2009 and December 31, 2008 and the consolidated results of operations and of cash flows for the periods ended September 30, 2009 and 2008, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2009 presentation. Subsequent events have been evaluated through the time of the SEC filing on November 9, 2009, which represents the date the Consolidated Condensed Financial Statements were issued.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Weighted average number of shares of Common Stock outstanding	6,769,086	6,727,677	6,751,036	6,699,471
Effect of dilutive securities	48,954	104,393	—	108,228

Weighted average number of shares of Common Stock outstanding, as adjusted	6,818,040	6,832,070	6,751,036	6,807,699

The Company had 35,129 common stock equivalents outstanding for the nine-month period ended September 30, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

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

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments”, which amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements for interim reporting periods as well as in annual financial statements. Adoption of the guidance, effective June 30, 2009, did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted the standard effective June 30, 2009.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008
Raw materials and supplies	$7,339	$9,235
Semi-finished and finished steel products	33,622	55,088
Inventory reserves	(1,263)	(3,196)
Operating materials	2,846	2,095

Total inventory, net	$42,544	$63,222

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	September 30, 2009	December 31, 2008
Land and land improvements	$2,603	$2,496
Buildings	13,532	12,994
Machinery and equipment	83,737	76,544
Construction in progress	5,896	3,523

	105,768	95,557
Accumulated depreciation	(36,413)	(32,931)

Property, plant and equipment, net	$69,355	$62,626

Note 6 – Long-Term Debt

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank providing for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. The Term Loan is being used to fund the capital expenditures for the Bridgeville melt shop upgrade. Accordingly, all of the $316,000 interest on the loan has been capitalized. There was no balance outstanding under the revolver at September 30, 2009 or December 31, 2008. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at September 30, 2009.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. On February 14, 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining unpaid balance of these government loans was $1.1 million at September 30, 2009 and $1.4 million at December 31, 2008.

Note 7 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (loss). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at September 30, 2009.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement which is designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel hedge agreements is recorded in accumulated other comprehensive income (loss).

The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instrument are as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008
Other current assets	$148	$—
Other assets, deferred tax	70	—
Other current liabilities, deferred tax	(54)	—
Other liabilities	(189)	—

Shareholders equity, other comprehensive income (loss)	$(25)	$—

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 8 – Fair Value Measurements

The Company adopted “Interim Disclosures about Fair Value of Financial Instruments” issued by the FASB. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3 —Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The interest rate swap is recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk. The nickel futures contracts are recorded at fair value based on Level 2 quoted futures rates.

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximated fair value at September 30, 2009 and December 31, 2008 due to their short-term maturities. The $12 million Term Loan approximates fair value due to the interest rate being based on short-term Libor floating rates.

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

At September 30, 2009, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 10 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The Company accelerated the preparation of its 2008 federal and state income tax returns in order to receive the anticipated refunds earlier in 2009. As a result, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to the reduction of the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009. In addition, the Company has determined that $370,000 of this adjustment relates to prior periods and is not considered material to any prior period or the current year to require the restatement of prior period financial statements. The effective tax rate, which includes a final return-to-provision adjustment of $8,000, was 38.7% and 26.5% for the three- and nine-month periods ended September 30, 2009, respectively, and compares to an effective income tax rate in the three- and nine-month periods ended September 30, 2008 of 28.1% and 32.0%, respectively. The effective income rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carry backs and carry forwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales:
Universal Stainless & Alloy Products	$21,669	$52,234	$85,233	$153,524
Dunkirk Specialty Steel	8,486	16,940	30,074	58,166
Intersegment	(4,869)	(11,535)	(17,072)	(33,724)

Consolidated net sales	$25,286	$57,639	$98,235	$177,966

Operating income (loss):
Universal Stainless & Alloy Products	$60	$3,265	$(2,905)	$13,829
Dunkirk Specialty Steel	397	(172)	(2,488)	4,739
Intersegment	—	654	—	—

Total operating income (loss)	$457	$3,747	$(5,393)	$18,568

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$6	$8	$24	$22
Dunkirk Specialty Steel	13	18	46	59

Total interest expense and other financing costs	$19	$26	$70	$81

Other income
Universal Stainless & Alloy Products	$8	$49	$56	$148
Dunkirk Specialty Steel	63	19	80	69

Total other income	$71	$68	$136	$217

(dollars in thousands)	September 30, 2009	December 31, 2008
Total assets:
Universal Stainless & Alloy Products	$94,245	$119,941
Dunkirk Specialty Steel	32,259	37,974
Corporate assets	53,528	25,029

Total Assets	$180,032	$182,944

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company recorded net income for the three-month period ended September 30, 2009 of $312,000 and a net loss for the nine-month period ended September 30, 2009 of $3.9 million. The 2009 nine-month results includes a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the 2008 tax returns prepared during the three-month period ended June 30, 2009 and the following unusual charges (totaling $6.0 million pre-tax) recorded during the three-month period ended March 31, 2009, primarily due to the deepening recession and economic uncertainty:

•

$1.9 million increase to the bad debt reserve due to the inability of a privately held service center customer to pay amounts owed on 2008 business and a related $0.5 million increase to inventory reserves;

•	$1.5 million due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million attributed to the reduction of operating levels; and

•	$0.2 million resulting from a 20% reduction in salaried employees.

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$18,622	$42,094	$78,032	$127,882
Tool steel	1,136	10,393	6,028	31,159
High-strength low alloy steel	2,565	2,564	7,675	9,509
High-temperature alloy steel	1,488	1,763	4,383	6,253
Conversion services	277	541	873	1,514
Other	1,198	284	1,244	1,649

Total net sales	25,286	57,639	98,235	177,966
Cost of products sold	22,571	51,040	94,527	150,837
Selling and administrative expenses	2,258	2,852	9,101	8,561

Operating income (loss)	$457	$3,747	$(5,393)	$18,568

Market Segment Information

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales:
Service centers	$8,393	$26,826	$39,042	$89,910
Forgers	7,778	14,299	31,169	34,459
Rerollers	1,940	9,532	9,904	30,011
Original equipment manufacturers	4,980	3,751	13,176	14,987
Wire redrawers	720	2,406	2,827	5,467
Conversion services	277	541	873	1,514
Miscellaneous	1,198	284	1,244	1,618

Total net sales	$25,286	$57,639	$98,235	$177,966

Tons Shipped	5,562	10,808	22,010	33,998

Three- and nine-month periods ended September 30, 2009 as compared to the similar periods in 2008

Net sales for the three- and nine-month periods ended September 30, 2009 decreased $32.4 million and $79.7 million, respectively, as compared to the similar periods in 2008. The decrease for the three- and nine-month periods ended September 30, 2009 is primarily due to the decline in consolidated tons shipped of 49% and 35%, respectively, and lower surcharges. In addition, the Company sold excess scrap that generated $1.1 million of revenues during each of the three-month periods ended September 30, 2009 and June 30, 2008. The decline in shipments, which impacted each of the Company’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and nine-month periods ended September 30, 2009 in comparison to the three- and nine-month periods ended September 30, 2008.

Cost of products sold, as a percentage of net sales, was 89.3% and 88.6% for the three-month periods ended September 30, 2009 and 2008, respectively, and was 96.2% and 84.8% for the nine-month periods ended September 30, 2009 and 2008, respectively. Cost of products sold for the nine-month period ended September 30, 2009 include $3.9 million of the unusual charges outlined above, representing 4.0% of net sales. The remaining increase is primarily due to higher operation costs resulting from lower production volumes.

Selling and administrative expenses decreased by $594,000 in the three-month period ended September 30, 2009 and increased by $540,000 in the nine-month period ended September 30, 2009 as compared to the similar periods in 2008. The increased cost in the nine-month period primarily relates to $2.1 million of the unusual charges outlined above. These costs were partially offset by a $1.2 million decrease in labor costs, of which $478,000 was recognized in the three-month period September 30, 2009, primarily resulting from a 20% workforce reduction enacted in March 2009 and a reduction in the accrual for incentive compensation.

The Company accelerated the preparation of its 2008 federal and state income tax returns in order to receive the anticipated refunds earlier in 2009. As a result, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to the reduction of the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at

June 30, 2009. In addition, the Company has determined that $370,000 of this adjustment relates to prior periods and is not considered material to any prior period or the current year to require the restatement of prior period financial statements. The revised tax rate of 37.2% compares to an effective income tax rate in the three- and nine-month periods ended September 30, 2008 of 28.1% and 32.0%, respectively. The effective income tax rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carry backs and carry forwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows:

Universal Stainless & Alloy Products Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$13,123	$29,168	$57,352	$85,379
Tool steel	1,096	10,161	5,835	29,863
High-strength low alloy steel	1,084	729	2,746	2,956
High-temperature alloy steel	514	818	1,641	2,316
Conversion services	152	329	546	982
Other	1,185	252	1,225	1,524

	17,154	41,457	69,345	123,020
Intersegment	4,515	10,777	15,888	30,504

Total net sales	21,669	52,234	85,233	153,524
Material cost of sales	8,999	30,722	39,710	82,715
Operation cost of sales	11,060	16,314	41,651	51,040
Selling and administrative expenses	1,550	1,933	6,777	5,940

Operating income (loss)	$60	$3,265	$(2,905)	$13,829

Net sales for the three- and nine-month periods ended September 30, 2009 for this segment, which consists of the Bridgeville and Titusville facilities, decreased by $30.6 million, or 58.5%, in comparison to the three-month period ended September 30, 2008 and by $68.3 million, or 44.5%, in comparison to the similar 2008 nine-month period. Tons shipped declined 49% for the three-month period ended September 30, 2009 in comparison to the similar 2008 period. Tons shipped declined 33% for the nine-month period ended September 30, 2009 in comparison to the similar 2008 period. The decline in shipments, which impacted each of the segment’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and nine-month periods ended September 30, 2009 in comparison to the three- and nine-month periods ended September 30, 2008. In addition, the Company sold excess scrap that generated $1.1 million of other revenues during the three-month periods ended September 30, 2009 and June 30, 2008.

Operating income decreased by $3.2 million, or 98.2%, for the three-month period ended September 30, 2009 as compared to September 30, 2008 and by $16.7 million, or 121.0%, for the nine-month period ended September 30, 2009 in comparison to the similar 2008 nine-month period. The results for the nine-month period ended September 30, 2009 include $5.0 million of the unusual charges outlined above, representing 5.8% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, dropped from 58.8% and 53.9% for the three- and nine-month periods ended September 30, 2008, respectively, to 41.5% and 43.9% for the three- and nine-month periods ended September 30, 2009, respectively. This improvement is directly related to a better alignment of material costs and related surcharges assessed and yield improvements recognized on 2009 shipments of semi-finished products. Operation costs, as a percentage of sales, increased to 51.0% and 48.1% for the three- and nine-month periods ended September 30, 2009, respectively, from 31.2% and 33.2% for the three- and nine-month periods ended September 30, 2008, respectively. These increases are primarily due to lower production volumes.

Dunkirk Specialty Steel Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Net sales:
Stainless steel	$5,499	$12,926	$20,680	$42,503
Tool steel	40	232	193	1,296
High-strength low alloy steel	1,481	1,835	4,929	6,553
High-temperature alloy steel	974	945	2,742	3,937
Conversion services	125	212	327	532
Other	13	32	19	125

	8,132	16,182	28,890	54,946
Intersegment	354	758	1,184	3,220

Total net sales	8,486	16,940	30,074	58,166
Material cost of sales	4,524	11,219	19,663	36,184
Operation cost of sales	2,857	4,974	10,575	14,622
Selling and administrative expenses	708	919	2,324	2,621

Operating income (loss)	$397	$(172)	$(2,488)	$4,739

Net sales for the three- and nine-month periods ended September 30, 2009 decreased by $8.5 million, or 49.9%, in comparison to the three-month period ended September 30, 2008 and by $28.1 million, or 48.3%, in comparison to the similar 2008 nine-month period. Tons shipped decreased 33% and 30%, respectively, for the three- and nine-month periods ended September 30, 2009 in comparison to the similar 2008 periods. The decline in shipments, which impacted each of the segment’s end markets, is attributed to the impact of general economic conditions and the resultant destocking activities within the service center industry. Lower raw material surcharges were recognized as a result of lower raw material prices experienced during the three- and nine-month periods ended September 30, 2009 in comparison to the three- and nine-month periods ended September 30, 2009.

Operating income increased by $569,000 for the three-month period ended September 30, 2009 as compared to September 30, 2008. This improvement is directly related to a better alignment of material costs and related surcharges assessed, yield improvements and a $211,000 reduction in selling and administrative expenses. Operating income decreased by $7.2 million, resulting in a loss of $2.5 million for the nine-month period ended September 30, 2009 in comparison to the similar 2008 nine-month period. The results for the nine-month period ended September 30, 2009 include $1.0 million of the unusual charges outlined above, representing 3.2% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, were 62.9% for the nine-month period ended September 30, 2009 in comparison to 62.2% for the similar 2008 period. Operation costs, as a percentage of sales, increased to 33.7% and 34.7% for the three- and nine-month periods ended September 30, 2009, respectively, from 29.4% and 25.1% for the three- and nine-month periods ended September 30, 2008, respectively. These increases are primarily due to lower production volumes.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period, cash provided by operations and borrowings. At September 30, 2009, working capital approximated $97.1 million as compared to $94.8 million at December 31, 2008. The increase is primarily attributable to an increase in cash resulting from the receipt of a $12 million five-year term loan from PNC Bank (“Term Loan”) to fund its Melt Shop investment, of which $8.2 million has been expended to date. In addition, a significant portion of the $25.3 million reduction in managed working capital, defined as accounts receivable, inventory and accounts payable, has been converted to cash at September 30, 2009. Accounts receivable decreased $15.3 million as a result of decreased sales for the three-month period ended September 30, 2009 in comparison to the three-month period ended December 31, 2008 and a $1.9 million increase in the bad debt reserve, partially offset by customers extending payment terms to preserve cash due to economic conditions. The $20.7 million decrease in inventory is primarily due to the shipment of higher cost material, a 38% reduction in the quantity of work-in-process inventory, lower material values and the impact of curtailing operations to match the reduction in the Company’s backlog, which decreased from $75 million at December 31, 2008 to $33 million at September 30, 2009. The $12.5 million decrease in accounts payable is also related to lower material values and the impact of curtailing operations. The ratio of current assets to current liabilities increased to 8.9:1 at September 30, 2009 from 4.9:1 at December 31, 2008. The debt to total capitalization ratio increased from 1.0% at December 31, 2008 to 8.4% at September 30, 2009 due to acquisition of the Term Loan.

Cash received from sales of $29.5 million and $113.9 million for the three- and nine-month periods ended September 30, 2009 and of $58.4 million and $170.8 million for the three- and nine-month periods ended September 30, 2008 represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2009	2008	2009	2008
Raw material purchases	$6,301	$28,332	$31,389	$84,838
Employment costs	5,924	8,658	22,284	28,837
Utilities	2,926	4,420	12,269	14,374
Other	4,371	10,084	22,734	30,924

Total uses of cash	$19,522	$51,494	$88,676	$158,973

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

	September 2009	December 2008	September 2008	December 2007
Nickel	$7.93	$4.39	$8.07	$11.79
Chrome	$0.90	$0.96	$1.78	$1.66
Molybdenum	$14.44	$9.85	$32.93	$32.54
Carbon scrap	$0.15	$0.11	$0.25	$0.14

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

Decreased employment costs are primarily due to lower production volumes and decreased payout under the Company’s profit sharing plan, which were partially offset by higher employee-related insurance costs. Lower utility costs are primarily due to reduced consumption of electricity resulting from decreased production volumes. The decrease in other uses of cash, the majority of which is cash for outside conversion services, plant maintenance and production supplies, is directly attributable to lower production volumes. In addition, the Company received a refund related to its 2008 federal income tax return during the three-month period ended September 30, 2009 of $1.4 million. As a result, other uses of cash reflects a net receipt of $1.3 million for income taxes for the nine-month period ended September 30, 2009 in comparison to net payments of $5.9 million from the same period in 2008.

The Company had capital expenditures for the nine-month period ended September 30, 2009 of $10.3 million compared with $9.6 million for the same period in 2008. $8.2 million of the 2009 expenditures relate to the Bridgeville melt shop upgrade. The 2008 expenditures were primarily for Bridgeville plant improvements and construction of a high-temperature annealing furnace in Dunkirk.

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. The Term Loan is being used to fund the capital expenditures for the melt shop upgrade. Accordingly, all of the $316,000 interest on the loan has been capitalized. At September 30, 2009, the Company had all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of September 30, 2009.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is effectively fixed at 4.515%. The Company recorded a liability of $189,000, equal to the fair market value of the swap agreement at September 30, 2009. The change in fair market value, net of tax, is reported as other comprehensive loss within stockholders’ equity.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement which is designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel futures contracts is recorded in accumulated other comprehensive income (loss).

The Company does not maintain off-balance sheet arrangements other than operating leases and the cash flow hedges, nor does it participate in material related-party transaction arrangements or non-exchange traded contracts requiring fair value accounting treatment, other than the cash flow hedges.

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

Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2009 and 2008. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2009.

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

The Company’s management, including the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 9, 2009

/S/ DENNIS M. OATES	/S/ RICHARD M. UBINGER
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)