Form 10-K
period 2009-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2010-02-26
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, based on the closing price of $16.27 per share on that date, was $74,758,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 26, 2010, there were 6,773,104 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 19, 2010.

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

The Company’s products are manufactured in a wide variety of grades, widths and gauges in response to customer specifications. At its Bridgeville facility, the Company produces specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring vacuum-arc remelting (“VAR”) may be transported to the Titusville facility to complete that process and then be transported back to the Bridgeville facility for further processing. The semi-finished long products are primarily used by the Company’s Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce light-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by OEMs and by service center customers for distribution to a variety of end users. The Company also produces customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department (“PRP”), located at its Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. According to the Specialty Steel Industry of North America (“SSINA”), annual domestic consumption of specialty steels approximated 2.3 million tons in 2008. Of this amount, approximately 1.6 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products which the Company does not produce. Also, according to SSINA data through October 31, 2009, U.S. consumption of total specialty steel products in 2009 decreased 36% from 2008 levels. The consumption of those products in the Company’s addressable market, comprising stainless steel bar, rod and wire products, decreased by 38.9%, 47.2% and 42.2%, respectively.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2009	2008	2007
(dollars in thousands)
Stainless steel	$98,069	$172,222	$164,228
Tool steel	9,413	39,046	28,119
High-strength low alloy steel	9,235	11,936	25,892
High-temperature alloy steel	5,567	7,931	9,317
Conversion service	1,203	1,941	2,011
Other	1,420	2,030	369

Total net sales	$124,907	$235,106	$229,936

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2009 and 2008. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

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

CUSTOMERS

The Company’s customer base increased from 545 customers at December 31, 2008 to 568 customers at December 31, 2009. The Company’s five largest customers in the aggregate accounted for approximately 38% and 45% of sales for the years ended December 31, 2009 and 2008, respectively. Sales to Fry Steel Company accounted for 10.8%, 10.7% and 13.8% of the Company’s sales for the years ended December 31, 2009, 2008 and 2007, respectively, and 7%, 4% and 1% of total accounts receivable at December 31, 2009, 2008 and 2007, respectively. For 2008 and 2007, Carpenter Technology Corporation (“CRS”) accounted for 15.3% and 13.2%, respectively, of sales and 9% and 16%, respectively of accounts receivable. For 2007, Reliance Steel and Aluminum Co. accounted for 10.5% of sales and 4% of accounts receivable. No other customers accounted for more than 10% of the Company’s sales for those years. Sales outside of the United States approximated 10% of 2009 sales and 4% of both 2008 and 2007 sales. In 2009, sales to Mexico approximated 6% of sales.

BACKLOG

The Company primarily manufactures products to meet specific customer requirements. The Company’s backlog of orders on hand, considered to be firm, as of December 31, 2009 was approximately $36 million as compared to approximately $75 million at the same time in 2008. The decrease in the backlog is primarily due to reduced demand primarily caused by deteriorating economic and credit conditions which started to impact order entry levels during the fourth quarter of 2008. Customer orders are generally subject to cancellation with the payment of a penalty charge prior to delivery. Less than 10% of the December 31, 2009 backlog has promise dates beyond year 2010. The Company’s backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and therefore should not be used as a direct measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximates 600,000 tons. The Company chooses to restrict its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that ten companies that manufacture one or more similar specialty steel products are significant competitors. There are many smaller producing companies and material converters that are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2008 and 2007 was 53% and 54%, respectively, for stainless bar, and 49% and 48%, respectively, for stainless rod. Import penetration during the first ten months of 2009 for stainless bar and rod was 50% and 38%, respectively, according to SSINA.

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

In December 2009, the Company received an import duty net payment of $551,000, and, in December 2008, the Company received a net payment of $599,000. Benefits awarded from the CDSOA expired on September 30, 2007. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and for all of its employees represented by United Steelworkers (the “USW”) and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2009, the Company had 244 employees at its Bridgeville facility, 28 employees at its Titusville facility and 142 employees at its Dunkirk facility, of which 190, 22 and 120 were USW members, respectively.

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

Employee Benefit Plans

The Company provides group life and health insurance plans for its hourly and salaried employees. The Company also maintains a 401(k) retirement plan for its hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plans based on service, except as described below.

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2009, the Company had issued 113,067 shares of Common Stock since the plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2010, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Dennis M. Oates (57)	2008	President and Chief Executive Officer

William W. Beible, Jr. (58)	2009	Senior Vice President of Operations

Paul McGrath (58)	1996	Vice President of Administration, General Counsel and Secretary

Richard M. Ubinger (50)	1994	Vice President of Finance, Chief Financial Officer and Treasurer

Dennis M. Oates has been President and Chief Executive Officer of the Company since January 2008. Mr. Oates was named to the Company’s Board of Directors in October 2007. Mr. Oates previously served as Senior Vice President of the Specialty Alloys Operations of CRS from 2003 to July 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals, Inc. from 1998 to 2003. On February 22, 2010, the Company announced that its Board of Directors intends to elect Mr. Oates to the additional position of Chairman upon the May 2010 retirement of the current Chairman.

William W. Beible, Jr. has been Senior Vice President of Operations of the Company since February 2009. Mr. Beible was employed by CRS from 2006 to 2008 and served in several positions, including Vice President of Manufacturing—Specialty Alloys Operations. Mr. Beible also served as Vice President of Business Improvement and of Information Technology at P.H. Glatfelter Company, a global supplier of specialty papers and engineered products, from 2003 to 2005.

Paul A. McGrath has been Vice President of Administration of the Company since January 2007, General Counsel since 1995 and was appointed Secretary in 1996. Mr. McGrath served as Vice President of Operations from 2001 to December 2006. Previously, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Richard M. Ubinger has been Vice President of Finance of the Company since 2001, Chief Financial Officer and Principal Accounting Officer since 1994 and was appointed Treasurer in 1996. From 1981 to 1994, Mr. Ubinger was employed by Price Waterhouse LLP. Mr. Ubinger is a Certified Public Accountant.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATED CUSTOMER BASE

Net sales to the Company’s largest customer accounted for 10.8% of total 2009 sales and 10.7% of total 2008 sales. The accounts receivable balances from this customer comprised approximately 7% and 4% of total accounts receivable at December 31, 2009 and 2008, respectively. For 2008, a second customer accounted for 15.3% of net sales and 9% of accounts receivable. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

AEROSPACE MARKET

Approximately 39% of the Company’s sales and 30% of tons shipped represent products sold to customers in the aerospace market in 2009. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

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

The Company does not maintain long-term supply agreements with any of its raw material suppliers. If its supply of raw materials were interrupted, the Company might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect the Company’s results of operations. In addition, significant volatility in the price of the Company’s principal raw materials could adversely affect the Company’s financial results and there can be no assurance that the raw material surcharge mechanism employed by the Company will completely offset immediate changes in the Company’s raw material costs. See the information under the headings “Raw Materials” in Item 1, Business, and “Liquidity and Capital Resources” and “Future Outlook” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

LABOR MATTERS

The Company has 332 employees out of a total of 414 who are covered under collective bargaining agreements. The collective bargaining agreement for the Titusville hourly employees will expire in September 2010. There can be no assurance that the Company will succeed in timely concluding collective bargaining agreements with the USW to replace the ones that expire.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2009, a total of 7,043,899 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 164 holders of record. There were 270,795 shares of the issued Common Stock of the Company held in treasury at December 31, 2009.

Certain holders of Common Stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders and provides to them two demand registration rights exercisable at any time upon written request for the registration of shares of Common Stock having an aggregate net offering price of at least $5.0 million.

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2009		2008
	High	Low	High	Low
First quarter	$16.32	$7.98	$34.80	$24.05
Second quarter	$16.86	$9.48	$41.50	$30.00
Third quarter	$21.23	$14.68	$38.50	$25.55
Fourth quarter	$19.41	$14.48	$24.23	$8.85

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans A
Equity compensation plans approved by security holders	561,300	$20.04	176,101
Equity compensation plans not approved by security holders	—	—	—

Total	561,300	$20.04	176,101

A	Includes 139,168 shares of Common Stock on stock options not issued under the Stock Incentive Plan and 36,933 available under the 1996 Employee Stock Purchase Plan, as amended.

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s stock with the cumulative total return on the equity securities of NASDAQ Composite Index and a peer group selected by the Company. The new peer group consists of domestic specialty steel producers: Allegheny Technologies, Inc. (“ATI”); Brush Engineered Materials Inc.; Carpenter Technology Corp.; Haynes International Inc.; and RTI International Metals, Inc. The old peer group consisted of only ATI and CRS. The graph assumes an investment of $100 on December 31, 2004 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization. The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index an Old Peer Group and a New Peer Group

Company/Peer/Market	Fiscal Year Ending December 31,
	2004	2005	2006	2007	2008	2009
Universal Stainless & Alloy Products, Inc.	$100.00	$101.00	$225.42	$239.50	$97.56	$126.99
Old Peer Group	100.00	149.41	324.86	349.05	102.55	172.11
New Peer Group	100.00	148.24	320.15	339.34	98.62	162.54
NASDAQ Composite Index	100.00	101.41	114.05	123.94	73.43	105.89

PREFERRED STOCK

The Company’s Certificate of Incorporation provides that the Company may, by vote of its Board of Directors, issue up to 1,980,000 shares of Preferred Stock. The Preferred Stock may have rights, preferences, privileges and restrictions thereon, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no outstanding Preferred Stock and has no current plans to issue any of the authorized Preferred Stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2009	2008	2007	2006	2005
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$124,907	$235,106	$229,936	$203,873	$170,022
Operating income (loss)	(4,657)	19,092	33,407	32,359	20,145
Net income (loss)	(2,958)	13,950	22,504	20,590	12,758

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$42,349	$14,812	$10,648	$2,909	$620

Total assets	181,714	182,944	164,296	155,287	129,239
Long-term debt	10,823	1,046	1,453	17,228	17,317
Stockholders’ equity	144,226	145,700	129,602	104,654	81,134

COMMON SHARE DATA
Basic earnings (loss) per share	$(0.44)	$2.08	$3.39	$3.19	$2.00
Diluted earnings (loss) per share	(0.44)	2.05	3.32	3.11	1.97

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, OEMs and wire redrawers.

The Company recorded a net loss of $3.0 million for the year ended December 31, 2009. These results include a $542,000 negative tax adjustment primarily for the reconciliation of tax balances to the 2008 tax returns and the following unusual charges (totaling $6.0 million pre-tax) recorded during the three-month period ended March 31, 2009, primarily due to the deepening recession and economic uncertainty:

•	$1.9 million increase to the bad debt reserve due to the inability of a customer to pay amounts owed on 2008 business and a related $0.5 million increase to inventory reserves;

•	$1.5 million due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million attributed to the reduction of operating levels; and

•	$0.2 million resulting from a 20% reduction in salaried employees.

An analysis of the Company’s operations is as follows:

For the years ended December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$98,069	78.5%	$172,222	73.2%	$164,228	71.4%
Tool steel	9,413	7.5	39,046	16.6	28,119	12.2
High-strength low alloy steel	9,235	7.4	11,936	5.1	25,892	11.3
High-temperature alloy steel	5,567	4.5	7,931	3.4	9,317	4.0
Conversion services	1,203	1.0	1,941	0.8	2,011	0.9
Other	1,420	1.1	2,030	0.9	369	0.2

Total net sales	124,907	100.0	235,106	100.0	229,936	100.0
Total cost of products sold	117,901	94.4	204,929	87.2	184,491	80.3
Selling and administrative expenses	11,663	9.3	11,085	4.7	12,038	5.2

Operating income (loss)	$(4,657)	(3.7)%	$19,092	8.1%	$33,407	14.5%

Net sales by market segment are as follows:

For the years ended December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
Service centers	$50,355	40.3%	$110,889	47.2%	$119,736	52.1%
Forgers	39,821	31.9	52,551	22.4	47,711	20.7
Original equipment manufacturers	16,089	12.9	18,955	8.1	18,287	8.0
Rerollers	12,174	9.7	41,660	17.7	35,006	15.2
Wire redrawers	3,845	3.1	7,129	3.0	6,843	3.0
Conversion services	1,203	1.0	1,941	0.8	2,011	0.9
Miscellaneous	1,420	1.1	1,981	0.8	342	0.1

Net sales	$124,907	100.0%	$235,106	100.0%	$229,936	100.0%

Tons shipped	28,182		45,679		43,644

2009 Results as Compared to 2008: The decrease in net sales in 2009 is primarily due to a 38% decline in tonnage shipped and lower raw material surcharges, partially offset by base price increases realized in 2009. Shipments of service center plate products, petrochemical products, aerospace products and power generation products decreased 64%, 40%, 32% and 16%, respectively, compared to 2008. The lower demand for the Company’s products was primarily a result of an oversupply of product within the service center industry resulting from deteriorating economic and credit conditions which started to impact order entry levels during the fourth quarter of 2008. The assessment of lower surcharges is primarily due to a decline in the average cost of nickel, chrome, molybdenum and carbon scrap in 2009 in comparison to 2008.

Cost of products sold, as a percentage of net sales, increased in 2009 as compared to 2008. Cost of products sold for 2009 include $3.9 million of the unusual charges outlined above, representing 3.1% of net sales. The remaining increase is primarily due to higher operation costs resulting from lower production volumes.

Selling and administrative expenses increased in 2009 to $11.7 million, or 9.3% of net sales from $11.1 million, or 4.7% of net sales in 2008. The increased cost in 2009 relates to $2.1 million of the unusual charges outlined above. These costs were partially offset by an $867,000 decrease in labor costs, primarily resulting from a 20% workforce reduction implemented in March 2009 and a reduction in the accrual for incentive compensation. In addition, other discretionary expenditures were curtailed as a result of lower production volumes.

Interest expense and other financing costs decreased from $105,000 in 2008 to $89,000 in 2009. The decrease is primarily due to recognizing lower interest expense associated with the funding of scheduled payments on existing term debt of the Company. In February 2009, the Company entered into a new unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan to assist in the funding of a major capital expenditure project at the Company’s melt shop. Interest charges of $454,000 were capitalized as part of the project costs in 2009. $7.0 million of the project costs have been allocated to assets placed in service as of December 31, 2009 and future interest charges related to those assets will be expensed in 2010.

Other income, net decreased from $911,000 in 2008 to $695,000 in 2009. This decrease is primarily attributed to a $213,000 reduction in interest income earned from excess cash invested during 2009 due to lower interest rates. In addition, the Company received funds under the CDSOA of $551,000 and $599,000 in 2009 and 2008, respectively.

The effective income tax rates for the years ended December 31, 2009 and 2008 were 27.0% and 29.9%, respectively. The change in the effective rate is primarily due to a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to the reduction of the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009. In addition, the Company has determined that $370,000 of this adjustment relates to prior periods and is not considered material to any prior period or the current year to require the restatement of prior period financial statements. The effective income tax rate in the current period reflects a projected net operating loss and benefits related to federal and state loss carry backs and carry forwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

2008 Results as Compared to 2007: The increase in net sales in 2008 is primarily due to a 5% increase in tonnage shipped, partially offset by product mix changes and lower raw material surcharges. Shipments of tool steel plate products, petrochemical products and power generation products increased 22%, 15% and 16%, respectively, compared to 2007. These increases were mostly offset by a 17% decrease in aerospace product shipments. The reduced demand for aerospace products was partially due to the Boeing work stoppage during 2008 and by conservative service center purchasing practices in anticipation of lower surcharges due to falling commodity prices. The assessment of lower surcharges is primarily due to a decline in the average cost of nickel from $16.89 in 2007 to $9.58 in 2008 partially offset by increase costs of chrome and carbon scrap. In addition, miscellaneous sales benefited from the $1.1 million sale of excess scrap in June 2008.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$71,670	66.2%	$121,612	58.9%	$108,535	53.6%
Tool steel	9,146	8.4	37,631	18.2	25,638	12.7
High-strength low alloy steel	3,017	2.8	3,881	1.9	12,764	6.3
High-temperature alloy steel	1,988	1.8	2,977	1.4	4,067	2.0
Conversion service	763	0.7	1,278	0.6	1,405	0.7
Other	1,391	1.3	1,875	0.9	295	0.1

	87,975	81.2	169,254	81.9	152,704	75.4
Intersegment	20,344	18.8	37,384	18.1	49,858	24.6

Total net sales	108,319	100.0	206,638	100.0	202,562	100.0
Material cost of sales	49,592	45.8	114,930	55.6	106,456	52.6
Operation cost of sales	52,656	48.6	68,415	33.1	67,286	33.2
Selling and administrative expenses	8,467	7.8	7,613	3.7	8,345	4.1

Operating income (loss)	$(2,396)	(2.2)%	$15,680	7.6%	$20,475	10.1%

Net sales for the year ended December 31, 2009 decreased by $98.3 million, or 47.6%, in comparison to the year ended December 31, 2008 primarily due to a 37% decline in tonnage shipped and lower raw material surcharges, partially offset by base price increases realized in 2009. Shipments of service center plate products, petrochemical products, aerospace products and power generation products decreased 64%, 43%, 29% and 14%, respectively, over 2008. Operating income for the year ended December 31, 2009 decreased by $18.1 million primarily due to the impact of the unusual charges and lower production volumes. The 2009 results include $5.0 million of the unusual charges outlined above, representing 4.6% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, dropped from 55.6% to 43.7% reflecting a better alignment of material costs and related surcharges assessed and yield improvements recognized on 2009 shipments of semi-finished products.

Net sales for the year ended December 31, 2008 increased $4.1 million, or 2%, in comparison to the year ended December 31, 2007 primarily due to a 2% increase in tonnage shipped and by product mix changes, partially offset by lower raw material surcharges discussed above. Shipments of tool steel plate products, petrochemical products and power generation products increased 20%, 17% and 15%, respectively, over 2007. These increases were mostly offset by a 20% decrease in aerospace product shipments. In addition, other sales benefited from the $1.1 million sale of excess scrap in 2008. Operating income for the year ended December 31, 2008 decreased $4.8 million, primarily due the decline in aerospace sales, and the timing of raw material purchases that resulted in the material cost of sales increasing from 52.6% to 55.6%.

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$26,399	68.4%	$50,610	72.8%	$55,693	68.2%
High-strength low alloy steel	6,218	16.1	8,055	11.6	13,128	16.1
High-temperature alloy steel	3,579	9.3	4,954	7.1	5,250	6.4
Tool steel	267	0.7	1,415	2.0	2,481	3.0
Conversion services	440	1.1	663	1.0	606	0.7
Other	29	0.1	155	0.2	74	0.1

	36,932	95.7	65,852	94.7	77,232	94.5
Intersegment	1,659	4.3	3,712	5.3	4,493	5.5

Total net sales	38,591	100.0	69,564	100.0	81,725	100.0
Material cost of sales	24,567	63.7	44,215	63.6	47,905	58.6
Operation cost of sales	13,089	33.9	18,465	26.5	17,404	21.3
Selling and administrative expense	3,196	8.3	3,472	5.0	3,693	4.5

Operating income (loss)	$(2,261)	(5.9)%	$3,412	4.9%	$12,723	15.6%

Net sales for the year ended December 31, 2009 decreased by $31.0 million, or 44.5%, in comparison to the year ended December 31, 2008 primarily due to a 26% decline in tonnage shipped and lower raw material surcharges, partially offset by base price increases realized in 2009. Shipments of general industrial products, petrochemical products and aerospace products decreased 34%, 31% and 19%, respectively, over 2008. Operating income for the year ended December 31, 2009 decreased by $5.7 million primarily due to the impact of the unusual charges and lower production volumes. The 2009 results include $1.0 million of the unusual charges outlined above, representing 2.5% of net sales.

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

Liquidity and Capital Resources

The Company generated cash from operations of $27.7 million, $17.7 million and $33.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. Cash received from sales of $139.5 million, $228.7 million and $235.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

For the years ended December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total uses of cash)
Raw material purchases	$40,699	36.4%	$111,212	52.7%	$100,504	49.7%
Employment costs	28,899	25.9	38,380	18.2	36,103	17.8
Utilities	14,891	13.3	19,915	9.4	18,657	9.2
Other	27,275	24.4	41,547	19.7	47,057	23.3

Total uses of cash	$111,764	100.0%	$211,054	100.0%	$202,321	100.0%

Cash used for raw material purchases decreased in 2009 in comparison to 2008 and 2007 primarily due to decreased production and lower transaction prices. The Company continuously monitors market price fluctuations of its key raw materials.

The following table reflects the average market values per pound for key raw materials for selected months during the last three-year period.

	December 2009	June 2009	December 2008	June 2008	December 2007	June 2007
Nickel	$7.74	$6.79	$4.39	$10.23	$11.79	$18.92
Chrome	$0.89	$0.78	$0.96	$2.19	$1.66	$1.27
Molybdenum	$11.47	$10.34	$9.85	$33.22	$32.54	$32.65
Carbon Scrap	$0.15	$0.10	$0.11	$0.34	$0.14	$0.13

The monthly average price of nickel increased from $15.68 in December 2006 to a high of $23.67 in May 2007. The significant rise was believed to be due to increased demand from foreign (primarily Chinese) and domestic sources coupled with supply volatility. The sharp increase had a material negative impact on the operating margins of the Universal Stainless & Alloy Product Segment and a material positive impact on the operating margins of the Dunkirk Specialty Steel Segment. The monthly average nickel prices declined from its record level in May 2007 to $12.54 in August 2007 and to $11.79 in December 2007. The sharp decline resulted from decreased demand for nickel while supplies continued to increase during the second half of 2007. The sharp decline also had a material negative impact on the operating margins of both business segments through the recognition of increased inventory reserves. Inventory reserves increased from 2.3% of the consolidated inventory balance at December 31, 2006 to 3.3% at December 31, 2007.

During the first nine months of 2008, the monthly average prices of nickel and molybdenum remained stable while chrome and carbon scrap experienced significant increases. From September 2008 to December 2008, the average cost of nickel and chrome declined 46%, while molybdenum declined 70% and carbon scrap declined 56%. The sharp decline also had a material negative impact on the operating margins of both business segments through the recognition of increased inventory reserves. In 2009, material prices increased modestly throughout the year. Inventory reserves increased from 3.3% of the consolidated inventory balance at December 31, 2007 to 5.1% at December 31, 2008 and then decreased to 2.8% at December 31, 2009. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. There can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs. A material decline in raw material prices within a short period of time could have a material adverse effect on the financial results of the Company.

Decreases in both employment and utility costs are primarily due to lower production volumes. In addition, lower payouts under the Company’s profit-sharing plans were partially offset by higher wage and benefit rates. The decrease in utility costs also resulted from a 56% decrease in average monthly natural gas settlement prices, which largely benefited the Bridgeville facility.

Other uses of cash decreased between 2007 and 2009. 2007 included payments made to settle the Teledyne lawsuit and an EPA violation. Maintenance expenses in 2009 decreased by $3.7 million in comparison to 2008 and 2007. In addition, payments for federal and state income taxes, net of refunds received, decreased from $11.3 million in 2007 to $6.4 million in 2007 to a net refund of $1.4 million in 2008.

At December 31, 2009, working capital approximated $97.6 million, as compared to $94.8 million at December 31, 2008. The increase is attributable to a $27.5 million increase in cash, and decreases in managed working capital, comprised of accounts receivable, inventory and accounts payable, of $26.3 million and a $2.6 million reduction in accrued employment costs. The managed working capital days sales outstanding increased to 146 days at December 31, 2009 from 118 days at December 31, 2008.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $12.4 million and $12.9 million in 2009 and 2008, respectively. The 2009 expenditures were primarily made in connection with the Bridgeville melt shop project and the addition of annealing and finishing equipment.

In January 2009, the Company announced that it would invest $13 million in its Bridgeville melt shop. The investment includes major upgrades in equipment, automation and plant layout designed to: cut production cycle times and customer lead times; improve on-time delivery performance; increase material yields; reduce operating costs and enhance working capital management. The equipment and infrastructure spending is substantially complete, and the automation investment will be completed in the second-half of 2010. Once fully implemented and when the normal economic cycle resumes, the investment is expected to yield cost savings of more than $7.5 million per year. The Company expects to fund substantially all of the investment with the Term Loan.

Capital expenditures are expected to approximate $12.0 million in 2010, of which $3.0 million is specifically for the Bridgeville melt shop.

Capital Resources Including Off-Balance Sheet Arrangements. The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related-party transaction arrangements.

PNC Credit Agreement. The Company entered into a new unsecured credit agreement with PNC Bank (the “PNC Credit Agreement”), which provided a $12.0 million term loan scheduled to mature on February 28, 2014 (“Term Loan”) and a $15.0 million revolving credit facility with a term expiring on June 30, 2012 (the “PNC Line”). The Company also executed an interest rate swap to convert the LIBOR floating rate Term Loan to a fixed interest rate for the life of the loan. At December 31, 2009, the Company had its $15.0 million revolving line of credit with PNC Bank available for borrowings.

The Company pays a commitment fee on the unused portion of the PNC Line of 0.25%, provided it maintains certain financial ratios. Interest on borrowings under the PNC Line is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio of 2.5:1.0 or less; a minimum debt service ratio of 2.5:1.0 or greater; and a minimum tangible net worth of $135.6 million as of December 31, 2009. In May 2009, PNC Bank agreed to exclude $3.0 million of the unusual charges described above from the 2009 covenant calculations. The Company was in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement at December 31, 2009. The Company believes it will maintain compliance with the financial covenants in effect throughout 2010.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, originally aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2009, the total principal balance of all government-financed debt instruments is $1.0 million.

Share-based Financing Activity. The Company issued 40,820 and 72,785 shares of its Common Stock for the years ended December 31, 2009 and 2008, respectively, through its two share-based compensation plans. In 2009, 32,000 stock options issued under the Stock Incentive Plan were exercised for $253,000 plus related tax benefits of $86,000. In 2008, 64,850 stock options were issued for $625,000 plus related tax benefits of $529,000. The remaining shares were issued to participants of the Employee Stock Purchase Plan.

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company repurchased no shares in 2009 or 2008 and 326 shares in 2007. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2009.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2009, the Company had $42.3 million in cash and $15.0 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2009 was 8.8:1 compared with 4.9:1 at December 31, 2008, and the debt to total capitalization ratio was 8.3% compared with 1.0%, respectively.

The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2009, the Company had the following contractual principal and interest obligations:

(dollars in thousands)	Total	Payments Due by Period
		Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$14,694	$2,797	$7,041	$4,816	$40
Operating lease obligations	99	31	55	13	—
Purchase obligations	4,198	4,198	—	—	—

Total contractual obligations	$18,991	$7,026	$7,096	$4,829	$40

Long-term debt does not include any outstanding balance on the PNC Line, currently due to expire on June 30, 2012, since there was no outstanding balance on December 31, 2009. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, which expired September 30, 2007, the Company filed claims to receive their appropriate share of the import duties collected and received a net payment of $551,000 in 2009. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. The Company expects minimal distributions in the future.

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular increasing wage and benefit rates, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements and sales price increases.

CONTINGENT ITEMS

Product Claims. The Company is subject to various claims and legal actions that arise in the normal course of conducting business. At December 31, 2009, the Company had established a reserve of $154,000 for potential commercial product-claims.

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

The Company is aware of energy usage concerns relating to climate change, however, the Company is not aware of any pending regulations that are expected to have a material impact on the Company’s results of operations or liquidity.

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. At December 31, 2009 and 2008, the Company’s stock price was below book value per share. In management’s judgment, a significant portion of the decline in the Company’s stock price is related to the unprecedented liquidity crisis and the overall economic recession, which began in 2008, and is not reflective of the underlying cash flows of the Company. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2009 and 2008. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2009.

Derivative Financial Instruments. The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements or commodity values. In 2009 the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Also in 2009 the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement The interest rate swap and nickel futures contracts qualify as cash flow hedges and are marked-to-market at each reporting period date with unrealized gains and losses included in other comprehensive income (loss) (“OCI”) to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings.

New Accounting Pronouncements. See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

FUTURE OUTLOOK

The Company entered 2010 with a total backlog of approximately $36 million, which is less than the $75 million backlog at the beginning of 2009. The current backlog mainly consists of semi-finished products for rerollers and forgers and finished bar and tool steel plate for service centers. The decline is primarily due to weak end-market demand within each of the Company’s end markets resulting from the global economic recession and inventory reductions throughout the specialty metals supply chain. End-market demand is expected to gradually increase from current levels during the first-half of 2010, while the supply chain continues to aggressively manage its inventory levels. The Company expects orders for its products will further improve in the second-half of the 2010 as customer inventory is consumed and demand begins to increase. Our ability to make scheduled payments of principal, or to pay the interest on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash, together with available borrowings under the line of credit agreement, will be adequate to meet the future liquidity needs during the one year following December 31, 2009.

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

The Company’s customers and suppliers absorb fluctuations in foreign currency exchange rates. Prices for the Company’s raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market values increase. Selling price increases and surcharges are implemented to offset raw material and natural gas market price increases.

The cost of raw materials represented more than 60% of the Company’s total cost of products sold in 2008 and 2007 due to significant increases in prices for raw materials purchased compared with approximately 50% of the total cost of products sold in 2009 due to lower raw material prices. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices can not be predicted with any degree of certainty. Therefore, the Company does not maintain any long-term written agreements with any of its raw material suppliers.

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

The Company uses derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. In order to reduce the risk of fluctuating profit margins on firm price sales, the Company entered into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under a firm price sales arrangement. As of December 31, 2009, the Company had approximately $94,000 of deferred gains on the commodity forward contracts, which were related to one customer. If the customer fails to perform its obligations under the firm price sales arrangements, it is possible to realize some loss as a result of the related commodity forward contracts. We believe that this customer will honor such obligations in the future, notwithstanding the exceptional nature of the current economic conditions.

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at December 31, 2009.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The Company currently is not exposed to market risk from changes in interest rates related to its government long-term debt. At December 31, 2009, all of the Company’s $1.0 million of government long-term debt has fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Richard M. Ubinger
Dennis M. Oates	Richard M. Ubinger
President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. In addition, our audit included the financial statement schedule listed in the index at Item 15 (2) (Schedule II). We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations, comprehensive income (loss) and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
February 26, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2009	2008	2007
(dollars in thousands, except per share information)
Net sales	$124,907	$235,106	$229,936
Cost of products sold	117,901	204,929	184,491
Selling and administrative expenses	11,663	11,085	12,038

Operating income (loss)	(4,657)	19,092	33,407
Interest expense and other financing costs	(89)	(105)	(731)
Other income, net	695	911	776

Income (loss) before income tax expense	(4,051)	19,898	33,452
Provision (benefit) for income taxes	(1,093)	5,948	10,948

Net income (loss)	$(2,958)	$13,950	$22,504

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.44)	$2.08	$3.39
Diluted	$(0.44)	$2.05	$3.32

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,755,560	6,706,535	6,644,374
Diluted	6,755,560	6,801,203	6,774,924

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,	2009	2008	2007
(dollars in thousands)
Net income (loss)	$(2,958)	$13,950	$22,504
Net change in fair market value of cash flow hedges:
Interest rate swap	(145)	—	—
Nickel hedge contracts	94	—	—
Tax effect	19	—	—

Comprehensive income (loss)	$(2,990)	$13,950	$22,504

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,349	$14,812
Accounts receivable (less allowance for doubtful accounts of $2,132 and $330)	17,028	33,057
Inventory	41,322	63,222
Other current assets	9,344	8,239

Total current assets	110,043	119,330
Property, plant and equipment, net	70,085	62,626
Other assets	1,586	988

Total assets	$181,714	$182,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$7,783	$19,350
Outstanding checks in excess of bank balance	734	540
Accrued employment costs	1,178	3,795
Current portion of long-term debt	2,223	403
Other current liabilities	553	421

Total current liabilities	12,471	24,509
Long-term debt	10,823	1,046
Deferred taxes	14,049	11,689
Other liabilities	145	—

Total liabilities	37,488	37,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,043,899 and 7,003,079 shares issued	7	7
Additional paid-in capital	38,776	37,260
Retained earnings	107,134	110,092
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)
Accumulated other comprehensive loss	(32)	—

Total stockholders’ equity	144,226	145,700

Total liabilities and stockholders’ equity	$181,714	$182,944

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2009	2008	2007
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,958)	$13,950	$22,504
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,859	4,167	3,731
Loss on retirement of fixed assets	84	402	40
Deferred income tax	1,853	558	253
Share-based compensation expense	1,058	838	427
Tax benefit from share-based payment arrangements	(86)	(529)	(958)
Changes in assets and liabilities:
Accounts receivable, net	16,029	(5,556)	5,807
Inventory, net	21,900	2,350	447
Trade accounts payable	(11,567)	5,367	860
Accrued employment costs	(2,617)	(1,512)	1,186
Current income tax, net	(1,613)	(1,491)	(1,531)
Other, net	764	(874)	857

Net cash provided by operating activities	27,706	17,670	33,623

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of fixed assets	60	—	—
Capital expenditures	(12,394)	(12,905)	(8,782)

Net cash used in investing activities	(12,334)	(12,905)	(8,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt issuance	12,000	—	—
Long-term debt repayment	(403)	(387)	(9,364)
Repayments under revolving line of credit, net	—	—	(8,392)
Increase (decrease) in outstanding checks in excess of bank balance	194	(1,524)	(1,363)
Deferred financing costs	(84)	—	—
Proceeds from issuance of Common Stock	372	781	1,059
Tax benefit from share-based payment arrangements	86	529	958

Net cash provided by (used in) financing activities	12,165	(601)	(17,102)

Net increase in cash and cash equivalents	27,537	4,164	7,739
Cash and cash equivalents at beginning of period	14,812	10,648	2,909

Cash and cash equivalents at end of period	$42,349	$14,812	$10,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amount capitalized	$65	$91	$793
Income taxes paid (refunded), net	$(1,368)	$6,351	$11,268

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has no interests in any unconsolidated entity.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of total accounts receivable. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense for fiscal years 2009, 2008 and 2007 was $1.8 million, $13,000 and $2,000, respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the first-in, first-out (FIFO) method. The average cost method is also utilized. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. Provisions are made for slow-moving inventory based upon management’s expected method of disposition. The net change in inventory reserves for fiscal years 2009, 2008 and 2007 was a $2.0 million decrease, a $1.0 million increase, and a $619,000 increase, respectively.

Included in inventory are operating materials consisting of production molds and rolls that will normally be consumed within one year.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six-month period, while other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized. Maintenance expense for the fiscal year 2009, 2008 and 2007 was $9.4 million, $13.1 million and $13.1 million, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which is generally three to five years. Depreciation and amortization expense for fiscal year 2009, 2008 and 2007 was $4.8 million, $4.1 million and $3.7 million, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. At December 31, 2009 and 2008, the Company’s stock price was below book value per share. In management’s judgment, a significant portion of the decline in the Company’s stock price is related to the unprecedented liquidity crisis and the overall economic recession, which began in 2008, and is not reflective of the underlying cash flows of the Company. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2009 and 2008.

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

In addition, the Company evaluates the tax positions taken or expected to be taken in its tax returns. A tax position should only be recognized in the financial statements if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes there are no known uncertain tax positions at December 31, 2009.

Share-based Compensation Plans. The Company recognizes compensation expense based on the grant-date fair value of the awards. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option-pricing model, and is recognized ratably over the service/vesting period of the award. The tax effects of exercising stock options are added to additional paid-in capital at the exercise date.

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options, and common shares are assumed issued. The assumed proceeds from the exercise of stock options are used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the dilutive potential common shares outstanding.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2009	2008
(dollars in thousands)
Raw materials and supplies	$6,450	$8,304
Semi-finished and finished steel products	32,997	56,019
Inventory reserves	(1,152)	(3,196)
Operating materials	3,027	2,095

Total inventory	$41,322	$63,222

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2009	2008
(dollars in thousands)
Land and land improvements	$2,603	$2,496
Buildings	14,479	12,994
Machinery and equipment	86,276	76,544
Construction in progress	4,284	3,523

	107,642	95,557
Accumulated depreciation	(37,557)	(32,931)

Property, plant and equipment, net	$70,085	$62,626

Note 4: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2009	2008
(dollars in thousands)
Term Loan	$12,000	$—
Government debt	1,046	1,449
Less amounts due within one year	(2,223)	(403)

Total long-term debt	$10,823	$1,046

On February 27, 2009, the Company entered into a new unsecured credit agreement with PNC Bank providing for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. The Company also executed an interest rate swap to convert the LIBOR floating rate Term Loan to a fixed interest rate for the life of the loan. The Term Loan is being used to fund the capital expenditures for the Bridgeville melt shop upgrade. Accordingly, all of the $454,000 interest on the loan has been capitalized. There was no balance outstanding under the revolver at December 31, 2009 or December 31, 2008. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. On May 12, 2009, PNC Bank agreed to exclude from the 2009 covenant calculations $3.0 million of the unusual charges described under Results of Operations within Item 7 “Management’s Discussion and Analysis”. The Company was in compliance with all such covenants at December 31, 2009.

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

The Company leases certain office equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under operating leases are as follows:

For the years ended December 31,	2010	2011	2012	2013	2014	Thereafter	Total
(dollars in thousands)
Long-term debt principal payments	$2,223	$2,832	$3,392	$3,629	$931	$39	$13,046
Operating lease minimum payments	31	30	25	13	—	—	99

Note 5: Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (loss) (“OCI”) and reflected a $145,000 loss at December 31, 2009. The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at December 31, 2009.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement which is designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel hedge agreements is recorded in accumulated OCI and reflected a $94,000 gain at December 31, 2009.

The interest rate swap and nickel futures contracts qualify as cash flow hedges and are marked-to-market at each reporting period date with unrealized gains and losses included in OCI to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings. The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instruments are as follows:

(dollars in thousands)	December 31, 2009	December 31, 2008
Other current assets	$94	$—
Other assets, deferred tax	53	—
Other current liabilities, deferred tax	(34)	—
Other liabilities	(145)	—

Shareholders equity, other comprehensive income (loss)	$(32)	$—

The Company estimates that $72 million of net derivative gains included in OCI as of December 31, 2009 will be reclassified into earnings within the next year. No cash flow hedges were discontinued and there was no ineffectiveness during the year.

Note 6: Fair Value Measurements

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at December 30, 2009 and December 31, 2008. The fair value of the Term Loan approximates the carrying amount based on the interest rate being based in one-month floating Libor rates. The fair value of $1.0 million long-term government debt instruments with a weighted average maturity of 15 months at December 31, 2009 approximates the carrying amount based on current borrowing rates available for financings with similar terms and maturities.

Note 7: Income Taxes

Components of the provision for income taxes are as follows:

For the years ended December 31,	2009	2008	2007
(dollars in thousands)
CURRENT PROVISION (BENEFIT)
Federal	$(4,109)	$5,553	$10,542
State	1,164	(163)	153

DEFERRED PROVISION (BENEFIT)
Federal	2,450	936	550
State	(598)	(378)	(297)

Provision for income taxes	$(1,093)	$5,948	$10,948

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2009	2008	2007
Federal statutory tax (benefit) rate	(35.0)%	35.0%	35.0%
Reconciliation of federal and state tax balances to tax returns	13.4	0.0	0.0
Statutory tax rate changes	(4.5)	(0.2)	(0.4)
Loss carryback realized at higher statutory rate	(1.9)	0.0	0.0
State government grants, net of federal tax impact	(1.2)	(2.4)	(0.4)
Domestic manufacturing deduction	0.0	(1.7)	(2.1)
State income taxes, net of federal tax impact	0.0	0.0	(0.2)
Other, net	2.2	(0.8)	0.8

Effective income tax (benefit) rate	(27.0)%	29.9%	32.7%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. The Company recognized tax credit benefits of $73,000 and $764,000 for fiscal year 2009 and 2008, respectively, of which $0 and $394,000 was applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

The Company recognized a Pennsylvania Educational Improvement Tax Credit benefit (“PAEIT”) of $180,000 for 2008 which was applied against that year’s current tax provision.

Deferred taxes result from the following:

December 31,	2009	2008
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$837	$125
Inventory	1,642	2,224
Accrued liabilities	288	714
Share-based compensation expense	848	485
State tax carryforwards	1,416	932
Other	120	69

	$5,151	$4,549

DEFERRED TAX LIABILITIES
Property, plant and equipment	$14,049	$11,689
Other	134	58

	$14,183	$11,747

State tax carryforwards represent New York Empire Zone tax credits with no expiration date and various state net operating loss carryforwards expiring in 2009.

The Company is routinely under audit by federal or state authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s tax returns for tax years 2006 through 2009 remain subject to examination by the Internal Revenue Service and most state tax jurisdictions.

Note 8: Stockholders’ Equity

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

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 44,205 remaining shares of Common Stock under this program as of December 31, 2009.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2009 and 2008, there were no shares issued or outstanding.

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at December 31, 2006	6,839,543	$7	$32,654	$73,638	$—	270,469	$(1,645)
Common Stock issuance under Employee Stock Purchase Plan	6,001		176
Exercise of Stock Options	84,750		897
Share-based compensation			427
Tax benefit on share-based compensation			958
Net income				22,504
Purchase of Treasury Stock						326	(14)

Balance at December 31, 2007	6,930,294	$7	$35,112	$96,142	$—	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	7,935		155
Exercise of Stock Options	64,850		626
Share-based compensation			838
Tax benefit on share-based compensation			529
Net income				13,950

Balance at December 31, 2008	7,003,079	$7	$37,260	$110,092	$—	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	8,820		119
Exercise of Stock Options	32,000		253
Share-based compensation			1,058
Tax benefit on share-based compensation			86
Net (loss)				(2,958)
Net losses on derivative instruments, net of tax					(32)

Balance at December 31, 2009	7,043,899	$7	$38,776	$107,134	$(32)	270,795	$(1,659)

Note 9: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 is as follows:

For the years ended December 31,	2009		2008		2007
	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands, except per share amounts)
Income available to common Stockholders	$(2,958)	6,755,560	$13,950	6,706,535	$22,504	6,644,374
Effect of dilutive securities	—	—	—	94,668	—	130,550

Income available to common Stockholders plus assumed conversion	$(2,958)	6,755,560	$13,950	6,801,203	$22,504	6,774,924

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.44)		$2.08		$3.39
Diluted	$(0.44)		$2.05		$3.32

The Company had 38,028 common stock equivalents outstanding at December 31, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 10: Share-based Compensation Plans

At December 31, 2009, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors, and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The Company may grant options up to a maximum of 1,350,000 shares of Common Stock, of which 139,168 are available for grant at December 31, 2009. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Shares Available for Grant	Non-Vested Stock Options Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2007	103,168	114,175	$7.80	378,900	$11.77
Additional shares reserved	400,000
Granted	(161,000)	161,000	16.70	161,000	33.25
Stock options exercised				(84,750)	10.60
Stock options vested		(49,625)	6.60
Forfeited	51,500	(51,500)	13.13	(51,500)	30.93

Balance, December 31, 2007	393,668	174,050	14.80	403,650	18.14
Additional shares reserved	(160,000)	160,000	15.12	160,000	27.23
Stock options exercised				(64,850)	9.64
Stock options vested		(63,225)	12.00
Forfeited	19,250	(19,250)	18.57	(19,250)	32.07

Balance, December 31, 2008	252,918	251,575	15.42	479,550	21.77
Granted	(122,500)	122,500	9.24	122,500	16.31
Stock options exercised				(32,000)	7.90
Stock options vested		(84,250)	14.80
Forfeited	8,750	(5,750)	15.07	(8,750)	30.00

Balance, December 31, 2009	139,168	284,075	$12.94	561,300	$20.04

The following table summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted- Average Remaining Years Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$5.12 to $7.35	56,300	2.7	$6.40	56,300	$6.40
$8.45 to $10.20	30,000	4.9	9.66	20,000	9.38
$10.83 to $13.89	69,600	7.0	12.20	35,400	11.69
$14.18 to $27.29	210,400	8.2	14.45	80,775	15.39
$31.95 to $42.50	195,000	7.9	34.42	84,750	34.15

Outstanding at end of year	561,300	7.2	$20.04	277,225	$18.39

Exercisable at end of year	277,225	5.6

Proceeds from stock option exercises totaled $253,000 in 2009, $625,000 in 2008 and $898,000 in 2007. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $86,000 in 2009, $529,000 in 2008 and $958,000 in 2007.

Based upon the closing stock price of $18.86 at December 31, 2009, the aggregate intrinsic value of outstanding in-the-money stock options and outstanding exercisable in-the-money stock options was $2.5 million and $1.5 million, respectively. Intrinsic value of stock options is calculated as the amount by which the market price of the Company’s Common Stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised was $239,000 in 2009, $1.5 million in 2008 and $2.6 million in 2007. The total fair value of share awards vested was $1.2 million during 2009, $759,000 in 2008 and $328,000 in 2007.

Share-based Compensation Expense. FASB Accounting Standards require that share-based compensation to employees and directors be recognized as compensation expense in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The compensation expense recognized and its related tax effects are included in additional paid-in capital. Additional paid-in capital is further adjusted for the difference between compensation expense recorded under the accounting standard and compensation expense reported for tax purposes upon actual exercise of employee stock options.

Share-based compensation expense totaled $1.1 million in 2009, $838,000 in 2008 and $427,000 in 2007. Share-based compensation expense is recognized ratably over the requisite service period for all awards. The tax benefit associated with the stock compensation expense recognized in the accompanying Consolidated Statements of Operations was $394,000 in 2009, $305,000 in 2008 and $152,000 in 2007. Unrecognized share-based compensation expense related to non-vested stock awards totaled $2.3 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 31 months.

Valuation of Share-based Compensation. The fair value of the Company’s employee stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company uses the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $2,420,000 for 2008, $2,689,000 for 2007, and $554,000 for 2006. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of options granted are detailed in the table below:

	2009	2008	2007
Risk-free interest rate	2.34 to 3.15%	2.19 to 3.87%	3.53 to 4.87%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	54 to 56%	47 to 53%	47 to 49%
Weighted-average expected market price volatility	55.2%	49.8%	47.9%
Expected term	6.0 to 7.8 years	5.8 to 8.2 years	5.8 to 8.2 years

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

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 90,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. In 2006, shareholders approved an amendment to the Stock Purchase Plan to reserve an additional 60,000 shares of Common Stock for issuance under the plan. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2009, the Company has issued 113,067 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2009, 2008 and 2007, the Company expensed $252,000, $3,484,000 and $5,823,000, respectively, under these plans.

Note 11: Retirement Plans

The Company has a defined contribution retirement plan that cover substantially all employees. The Company accrues its contributions for the hourly employees plan based on time worked while contributions for the salaried plan are accrued as a fixed amount per month. Company contributions are funded throughout the year.

The Company participates in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The hourly employees may continue their contributions to the defined contribution retirement plan even if the Company contributions cease. The company has the option and right to terminate participation in the Trust if the withdrawal liability ratio of assets to liabilities is below 100%.

The Company also makes a contribution to the defined contribution retirement plan on behalf of each salaried employee participating in the Trust. The amount of the contribution for salaried employees will be dependent upon their contribution to the 401(k) retirement plan.

The total expense for the years ended December 31, 2009, 2008 and 2007 was $743,000, $972,000 and $873,000, respectively, including $438,000, $494,000 and $531,000, respectively, for the multi-employer Trust. No other post-retirement benefit plans exist.

Note 12: Commitments and Contingencies

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

The CDSOA provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. In accordance with the CDSOA, which expired in 2007, the Company filed claims to receive its appropriate share of the import duties collected. In 2009, 2008 and 2007 the Company received $551,000, $599,000 and $586,000, respectively, from the U.S. Treasury net of expenses incurred. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. The Company expects minimal distributions in the future.

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2009, the Company’s total purchase obligations were $4.0 million, all of which will be due in year 2010.

Note 13: Segment and Related Information

The Company is comprised of three operating locations and the corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products, because of the management reporting structure in place. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. A second reportable segment, Dunkirk Specialty Steel has a manufacturing process involving hot rolling and finishing specialty steel bar, rod and wire products. At December 31, 2009, 80% of the Company’s 414 employees are covered by USW collective bargaining agreements, and 5% of total employees are covered by an agreement for the Titusville facility that expires in September 2010.

The accounting policies of both reportable segments are the same as those described in Note 1: Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes, and property, plant and equipment.

For the years ended December 31,	2009	2008	2007
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$108,319	$206,638	$202,562
Dunkirk Specialty Steel	38,591	69,564	81,725
Intersegment	(22,003)	(41,096)	(54,351)

	$124,907	$235,106	$229,936

OPERATING INCOME (LOSS)
Universal Stainless & Alloy Products	$(2,396)	$15,680	$20,475
Dunkirk Specialty Steel	(2,261)	3,412	12,723
Intersegment	—	—	209

	$(4,657)	$19,092	$33,407

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$30	$28	$614
Dunkirk Specialty Steel	59	77	117

	$89	$105	$731

OTHER INCOME, NET
Universal Stainless & Alloy Products	$62	$221	$126
Dunkirk Specialty Steel B	633	690	650

	$695	$911	$776

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$3,555	$3,454	$3,382
Dunkirk Specialty Steel	1,187	605	280
Corporate	117	108	69

	$4,859	$4,167	$3,731

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$11,496	$6,496	$4,419
Dunkirk Specialty Steel	874	6,236	3,197
Corporate	24	173	1,166

	$12,394	$12,905	$8,782

A	Includes amortization of deferred financing costs of $24,000, $19,000 and $9,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
B	Includes net receipt of import duties of $551,000 in 2009, $599,000 in 2008 and $568,000 in 2007.

December 31,	2009	2008
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$96,047	$119,941
Dunkirk Specialty Steel	31,133	37,974
Corporate (including cash of $42.3 million and $14.8 million)	54,534	25,029

	$181,714	$182,944

The following table presents net sales by product line:

For the years ended December 31,	2009	2008	2007
(dollars in thousands)
Stainless steel	$98,069	$172,222	$164,228
Tool steel	9,413	39,046	28,119
High-strength low alloy steel	9,235	11,936	25,892
High-temperature alloy steel	5,567	7,931	9,317
Conversion services	1,203	1,941	2,011
Other	1,420	2,030	369

Total net sales	$124,907	$235,106	$229,936

Net sales to the Company’s largest customer accounted for 10.8% of total 2009 sales and 10.7% of total 2008 sales. The accounts receivable balances from this customer comprised 7% and 4% of total accounts receivable at December 31, 2009 and 2008, respectively. For 2008, a second customer accounted for 15.3% of sales and 9% of accounts receivable. Sales to the Company’s three largest customers and their affiliates accounted for 13.8%, 13.2% and 10.5% of total 2007 sales, and the accounts receivable balances from these customers comprised 1%, 16% and 4%, respectively, of total accounts receivable at December 31, 2007.

In 2009 the Company derived 10% of its revenues from markets outside of the United States compared with 4% in the two previous years and the Company had no assets located outside the United States.

Note 14: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2009 DATA
Net sales	$42,186	$30,763	$25,286	$26,672
Gross profit margin	(1,678)	2,671	2,715	3,298
Operating income (loss)	(6,415)	565	457	736
Provision (benefit) for income taxes	(2,583)	973	197	320
Net income (loss)	(3,826)	(400)	312	956

Earnings per common share:
Basic	$(0.57)	$(0.06)	$0.05	$0.14
Diluted	$(0.57)	$(0.06)	$0.05	$0.14

2008 DATA
Net sales	$56,845	$63,482	$57,639	$57,140
Gross profit margin	10,066	10,464	6,599	3,048
Operating income	6,991	7,830	3,747	524
Provision (benefit) for income taxes	2,327	2,595	1,063	(37)
Net income	4,723	5,270	2,726	1,231

Earnings per common share:
Basic	$0.71	$0.79	$0.41	$0.18
Diluted	$0.70	$0.77	$0.40	$0.18

The Company’s fourth quarter 2009 sales declined 53% from the fourth quarter 2008 on a 47% decrease in tons shipped as shipments to rerollers, forgers and service centers declined substantially from the 2008 fourth quarter. In total, sales to rerollers, forgers and service centers declined 81%, 52% and 46%, respectively, from the 2008 fourth quarter. The Company’s 2009 fourth quarter earnings were positively impacted from the receipt of import duties of $551,000. The Company’s 2008 fourth quarter earnings were negatively impacted by an increase in inventory reserves of $807,000 and were positively impacted by the receipt of import duties of $599,000 and a reduction in the annual income tax rate to 29.9% from 32.0%. The change in the effective income tax rate is primarily due to the impact of the lower income level on the Company’s permanent tax deductions and favorable adjustments to state income provisions.

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

During the last fiscal quarter of the fiscal year ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on May 19, 2010, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2009 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2008 and 2009	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Net Charge- Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVES:
Year ended December 31, 2007	$1,576	$3,390	$(2,771)	$2,195
Year ended December 31, 2008	2,195	4,039	(3,038)	3,196
Year ended December 31, 2009	3,196	1,292	(3,336)	1,152

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2007	$338	$2	$(29)	$311
Year ended December 31, 2008	311	13	6	330
Year ended December 31, 2009	330	1,823	21	2,132

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Credit Agreement, dated as of February 27, 2009, between the Company and PNC Bank, National Association	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5	Employment Agreement dated February 22, 2008 between the Company and Richard M. Ubinger	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.6	Employment Agreement dated February 11, 2009 between the Company and William W. Beible, Jr.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates Dennis M. Oates	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Richard M. Ubinger Richard M. Ubinger	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ C. M. McAninch Clarence M. McAninch	Director and Chairman of the Board	February 26, 2010

/s/ Christopher L. Ayers Christopher L. Ayers	Director	February 26, 2010

/s/ Douglas M. Dunn Douglas M. Dunn	Director	February 26, 2010

/s/ M. David Kornblatt M. David Kornblatt	Director	February 26, 2010

/s/ Udi Toledano Udi Toledano	Director	February 26, 2010