Form 10-Q
period 2010-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2010-05-07
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2010, there were 6,774,604 shares of the Registrant’s Common Stock issued and outstanding.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the current views of Universal Stainless & Alloy Products, Inc. (the “Company”) with respect to future events and financial performance. Statements looking forward in time, including but not limited to statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, effect of new accounting pronouncements and no material financial impact from litigation or contingencies are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2010	2009
Net sales	$34,679	$42,186
Cost of products sold	29,760	43,864
Selling and administrative expenses	2,660	4,737

Operating income (loss)	2,259	(6,415)
Interest expense	(96)	(24)
Other income	—	30

Income (loss) before taxes	2,163	(6,409)
Income tax provision (benefit)	736	(2,583)

Net income (loss)	$1,427	$(3,826)

Earnings (loss) per common share – Basic	$0.21	$(0.57)

Earnings (loss) per common share – Diluted	$0.21	$(0.57)

Weighted-average shares of Common Stock outstanding
Basic	6,773,337	6,732,284
Diluted	6,840,783	6,732,284

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$1,427	$(3,826)
Net change in fair market value of
Interest rate swap	(79)	(290)
Nickel hedge contracts	(40)	—
Tax effect	45	108

Comprehensive income (loss)	$1,353	$(4,008)

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$37,834	$42,349
Accounts receivable (less allowance for doubtful accounts of $2,032 and $2,132 respectively)	23,626	17,028
Inventory, net	54,199	41,322
Other current assets	9,261	9,344

Total current assets	124,920	110,043
Property, plant and equipment, net	69,834	70,085
Other assets	1,463	1,586

Total assets	$196,217	$181,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$18,906	$7,783
Outstanding checks in excess of bank balance	134	734
Accrued employment costs	2,382	1,178
Current portion of long-term debt	2,831	2,223
Other current liabilities	1,575	553

Total current liabilities	25,828	12,471
Long-term debt	10,112	10,823
Deferred taxes	14,170	14,049
Other liabilities	224	145

Total liabilities	50,334	37,488

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,045,399 and 7,043,899 shares issued	7	7
Additional paid-in capital	39,080	38,776
Retained earnings	108,561	107,134
Accumulated other comprehensive loss	(106)	(32)
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	145,883	144,226

Total liabilities and stockholders’ equity	$196,217	$181,714

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$1,427	$(3,826)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,329	1,164
Loss on retirement of fixed assets	17	—
Deferred income tax	31	(609)
Stock-based compensation expense	286	250
Tax benefit from share-based payment arrangements	(8)	—
Changes in assets and liabilities:
Accounts receivable, net	(6,598)	3,867
Inventory, net	(12,877)	11,825
Trade accounts payable	11,123	(7,415)
Accrued employment costs	1,204	(606)
Other, net	1,309	(2,013)

Net cash (used in) provided by operating activities	(2,757)	2,637

Cash flow from investing activities:
Proceeds from sale of fixed assets	17	—
Capital expenditures	(1,090)	(3,734)

Net cash used in investing activities	(1,073)	(3,734)

Cash flows from financing activities:
Long-term debt issuance	—	12,000
Long-term debt repayments	(103)	(100)
Net change in outstanding checks in excess of bank balance	(600)	250
Deferred financing costs	—	(84)
Proceeds from issuance of common stock	10	—
Tax benefit from share-based payment arrangements	8	—

Net cash (used in) provided by financing activities	(685)	12,066

Net (decrease) increase in cash and cash equivalents	(4,515)	10,969
Cash and cash equivalents at beginning of period	42,349	14,812

Cash and cash equivalents at end of period	$37,834	$25,781

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$92	$18
Income taxes paid, net of refunds received	$—	$223

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2010 and 2009, balance sheets as of March 31, 2010 and December 31, 2009, and statements of cash flows for the three-month periods ended March 31, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2010 and December 31, 2009 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2010 and 2009, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2010	2009
Weighted-average number of shares of Common Stock outstanding	6,773,337	6,732,284
Effect of dilutive securities	67,446	—

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,840,783	6,732,284

The Company had 29,152 common stock equivalents outstanding for the three-month period ended March 31, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – Inventory

The major classes of inventory are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Raw materials	$7,133	$5,585
Semi-finished and finished steel products	43,393	32,969
Inventory reserves	(861)	(1,152)
Operating materials	4,534	3,920

Total inventory, net	$54,199	$41,322

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2010	December 31, 2009
Land and land improvements	$2,603	$2,603
Buildings	14,479	14,479
Machinery and equipment	86,253	86,276
Construction in progress	5,373	4,284

	108,708	107,642
Accumulated depreciation	(38,874)	(37,557)

Property, plant and equipment, net	$69,834	$70,085

Note 5 – Long-Term Debt

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at March 31, 2010 or December 31, 2009. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2010.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In February 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. The remaining aggregate unpaid balance of these government loans was $942,000 at March 31, 2010 and $1.0 million at December 31, 2009.

Note 6 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Interest rate swap agreements that minimize the impact of interest rate changes on the Company’s floating-rate debt agreements are designated and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $12.0 million at March 31, 2010.

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

The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instruments are as follows:

(dollars in thousands)	March 31, 2010	December 31, 2009
Other current assets	$54	$94
Other assets	82	53
Other current liabilities	(18)	(34)
Other liabilities	(224)	(145)

Stockholders equity, other comprehensive income loss	$(106)	$(32)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 7 – Fair Value Measurements

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2010 and December 31, 2009 due to their short-term maturities. The fair value of the Term Loan approximates the carrying amount based on the interest rate being based in one-month floating LIBOR rates. The fair value of $942,000 of long-term government debt instruments with a weighted average maturity of 15 months at March 31, 2010 and December 31, 2009 approximates the carrying amount based on current borrowing rates available for financings with similar terms and maturities.

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

At March 31, 2010, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 9 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax (benefit) rate in the three-month period ended March 31, 2010 was 34% as compared to (40.3)% for the three-month period ended March 31, 2009. The effective income rate in the current period reflects taxable income and benefits from the domestic manufacturing deduction, whereas the prior year reflected a projected net operating loss, benefits related to a federal loss carryback and a state loss carryforward.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 10 – Business Segments

The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly-owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling, treating and finishing of specialty steel bar, rod and wire products. The segment data are as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Net sales:
Universal Stainless & Alloy Products	$31,243	$36,685
Dunkirk Specialty Steel	10,431	11,382
Intersegment	(6,995)	(5,881)

Consolidated net sales	$34,679	$42,186

Operating income (loss):
Universal Stainless & Alloy Products	$1,934	$(3,914)
Dunkirk Specialty Steel	325	(2,501)
Intersegment	—	—

Consolidated operating income (loss)	$2,259	$(6,415)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$85	$7
Dunkirk Specialty Steel	11	17

Total interest expense and other financing costs	$96	$24

Other income
Universal Stainless & Alloy Products	$—	$22
Dunkirk Specialty Steel	—	8

Total other income	$—	$30

(dollars in thousands)	March 31, 2010	December 31, 2009
Total assets:
Universal Stainless & Alloy Products	$112,285	$96,047
Dunkirk Specialty Steel	33,831	31,133
Corporate assets	50,101	54,534

	$196,217	$181,714

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Results

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

•	$1.5 million due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million attributed to the reduction of operating levels; and

•	$0.2 million resulting from a 20% reduction in salaried employees.

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2010 and 2009 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Net sales:
Stainless steel	$24,032	$33,762
Tool steel	6,175	3,329
High-strength low alloy steel	2,012	2,743
High-temperature alloy steel	1,892	2,019
Conversion services	411	304
Other	157	29

Total net sales	34,679	42,186
Cost of products sold	29,760	43,864
Selling and administrative expenses	2,660	4,737

Operating income (loss)	$2,259	$(6,415)

Tons shipped	8,456	9,593

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Net sales:
Service centers	$17,231	$17,532
Forgers	9,984	12,971
Rerollers	3,660	6,004
Original equipment manufacturers	2,430	4,399
Wire redrawers	823	947
Conversion services	411	304
Miscellaneous	140	29

Total net sales	$34,679	$42,186

Three-month period ended March 31, 2010 as compared to the same period in 2009

Net sales for the three-month period ended March 31, 2010 decreased $7.5 million, or 18%, as compared to the similar period in 2009. The decrease reflects a 12% decline in consolidated shipments and a change in product mix. A decrease in shipments of aerospace products and petrochemical products of 43% and 15%, respectively, were partially offset by increases in service center plate products and power generation products of 42% and 10%, respectively.

Cost of products sold, as a percentage of net sales, was 85.8% and 104.0% for the three-month periods ended March 31, 2010 and 2009, respectively. The 2009 results include $3.9 million of the unusual charges outlined above, representing 9.2% of net sales. The remaining decrease is primarily due to lower raw material costs in relation to sales prices and lower operation costs per pound due to increasing production volumes incurred during the 2010 period.

Selling and administrative expenses decreased by $2.1 million in the three-month period ended March 31, 2010 as compared to the similar period in 2009. The decreased cost principally relates to $2.1 million of the unusual charges outlined above.

The effective income tax (benefit) rate in the three-month period ended March 31, 2010 was 34.0% as compared to (40.3)% for the three-month period ended March 31, 2009. The effective income tax rate in the current period reflects taxable income and benefitted from the domestic manufacturing deduction while the prior year rate reflected a projected net operating loss and benefits related to a federal loss carryback and a state loss carryforward.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2010 and 2009 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Net sales:
Stainless steel	$17,239	$25,995
Tool steel	5,928	3,208
High-strength low alloy steel	449	1,015
High-temperature alloy steel	591	734
Conversion services	287	188
Other	154	29

	24,648	31,169
Intersegment	6,595	5,516

Total net sales	31,243	36,685
Material cost of sales	14,157	20,266
Operation cost of sales	13,374	16,460
Selling and administrative expenses	1,778	3,873

Operating income (loss)	$1,934	$(3,914)

Net sales for the three-month period ended March 31, 2010 for this segment, which consists of the Bridgeville and Titusville facilities, decreased $5.4 million, or 14.8%, as compared to the similar period in 2009. The decrease reflects a 10.5% decline in shipments and a change in product mix. A decrease in shipments of aerospace products and petrochemical products of 43% and 12%, respectively, were partially offset by increases in shipments of service center plate products and power generation products of 42% and 8%, respectively.

Operating income for the three-month period ended March 31, 2010 was $5.8 million greater in comparison to the three-month period ended March 31, 2009. The operating loss for the 2009 first quarter included $5.0 million of the unusual charges described above. The remaining increase is primarily due to lower raw material costs in relation to sales prices and lower operation costs due to increasing production volumes incurred during the 2010 period. Excluding the impact of the unusual charges, the material cost of sales decreased from 49.1% in 2009 to 45.3% in 2010.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Net sales:
Stainless steel	$6,793	$7,767
Tool steel	247	121
High-strength low alloy steel	1,563	1,728
High-temperature alloy steel	1,301	1,285
Conversion services	124	116
Other	3	—

	10,031	11,017
Intersegment	400	365

Total net sales	10,431	11,382
Material cost of sales	5,955	8,794
Operation cost of sales	3,269	4,225
Selling and administrative expenses	882	864

Operating income (loss)	$325	$(2,501)

Net sales for the three-month period ended March 31, 2010 decreased $951,000, or 8.4%, as compared to the similar period in 2009. The decrease reflects a 12.6% decline in shipments, offset slightly by higher prices. Shipments declined in all categories in comparison to the same period in 2009 except for conversion services and petrochemical products, which increased by 60% and 8%, respectively.

Operating income for the three-month period ended March 31, 2010 was $2.8 million greater in comparison to the three-month period ended March 31, 2009. The operating loss for the 2009 first quarter included $1.0 million of the unusual charges described above. The remaining increase is primarily due to lower raw material costs in relation to sales prices and lower operation costs due to increasing production volumes incurred during the 2010 period. Excluding the impact of the unusual charges, the material cost of sales decreased from 70.8% in 2009 to 57.1% in 2010.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At March 31, 2010, working capital approximated $99.1 million as compared to $97.6 million at December 31, 2009. The increase is primarily attributable to an $8.4 million increase in managed working capital, defined as accounts receivable and inventory less accounts payable, which was partially offset by increases in accrued employment costs and income taxes as a result of the increase production and sales during the quarter. Accounts receivable increased $6.6 million as a result of increased sales for the three-month period ended March 31, 2010 in comparison to the three-month period ended December 31, 2009. The increase in inventory is primarily due to higher material purchase prices and a 45% increase in the volume of work-in-process inventory in response to the rise in the Company’s backlog. The backlog increased from $36 million at December 31, 2009 to $53 million at March 31, 2010, an increase of 47%. Accounts payable increased 143% related to the increase in production levels.

The ratio of current assets to current liabilities decreased to 4.8:1 at March 31, 2010 from 8.8:1 at December 31, 2009, principally due to investment in managed working capital necessary to support increased sales activity and growing backlogs. The debt to total capitalization ratio decreased from 8.3% at December 31, 2009 to 8.1% at March 31, 2010 due to the increase in Stockholder’s Equity.

Cash received from sales of $28.6 million and $44.3 million represent the primary source of cash from operations for the three-month periods ended March 31, 2010 and 2009, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2010	2009
Raw material purchases	$13,487	$16,349
Employment costs	7,005	9,219
Utilities	3,367	4,991
Other	7,524	11,086

Total uses of cash	$31,383	$41,645

Cash used for raw material purchases and operation costs decreased in 2010 in comparison to 2009 primarily due to having a lower backlog of orders at the beginning of 2010 of $36 million compared with $75.8 million at the beginning of 2009, which led to the reduction in the quantity of purchased materials and operation costs required to meet existing orders. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 15-month period.

	March 2010	December 2009	March 2009	December 2008
Nickel	$10.19	$7.74	$4.40	$4.39
Chrome	$1.29	$0.89	$0.75	$0.96
Molybdenum	$17.20	$11.47	$8.50	$9.85
Carbon Scrap	$0.21	$0.15	$0.09	$0.11

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

Decreased employment costs are primarily due to the aforementioned lower production volumes and decreased payout under the Company’s profit sharing plan. The decrease in other uses of cash, the majority of which is cash for production supplies, plant maintenance, outside conversion services, insurance and freight is also attributable to lower production levels and lower selling and administrative expenses.

The Company had capital expenditures for the first quarter 2010 of $1.1 million, compared with $3.7 million for the same period in 2009. $629,000 of the 2010 expenditures and $2.5 million of the 2009 expenditures relate to the Bridgeville melt shop upgrade.

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. The Company anticipates that it will fund its 2010 working capital requirements and its capital expenditures primarily from internally generated funds, stock issuance and borrowings under the revolving credit facility, if necessary. At March 31, 2010, the Company had $37.8 million in cash and all of its $15.0 million revolving line of credit with PNC Bank available for borrowings. The Company is in compliance with its covenants as of March 31, 2010.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The Company recorded a liability of $224,000, equal to the fair market value of the swap agreement at March 31, 2010. This fair market value, net of tax, is reported as other comprehensive loss within stockholders’ equity.

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment or material related party transaction arrangements.

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

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its inventory. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible along with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of trade accounts receivable.

The cost of inventory is principally determined by the first in, first-out (FIFO) method for material costs as well as the average cost method for operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. No triggering events occurred which would require management to assess the carrying values of such long-lived assets and no impairment reserve had been deemed necessary as of March 31, 2010 or December 31, 2009. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2010.

The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements or commodity values. In 2009 the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Also in 2009 the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. The interest rate swap and nickel futures contracts qualify as cash flow hedges and are marked-to-market at each reporting period date with unrealized gains and losses included in other comprehensive loss to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the status of its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and the Corporate Controller, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and the Corporate Controller concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the SEC. During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On April 12, 2010 the Company announced that Richard M. Ubinger had submitted his resignation as Vice President of Finance, Chief Financial Officer and Treasurer effective April 30, 2010. Mr. Ubinger has decided to leave the Company in order to pursue other business opportunities. The Company noted that a search for a new CFO has commenced and that Ronald Hauck, who joined the Company as Controller in 2005, will serve as the Company’s principal financial officer on an interim basis through the conclusion of the search process.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2010

/s/ DENNIS M. OATES	/s/ RONALD E. HAUCK
Dennis M. Oates	Ronald E. Hauck
President and Chief Executive Officer	Corporate Controller
(Principal Executive Officer)	(Principal Financial and Accounting Officer)