Form 10-Q
period 2010-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2010-08-09
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 31, 2010, there were 6,779,057 shares of the Registrant’s Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2010	2009	2010	2009
Net sales	$51,291	$30,763	$85,970	$72,949
Cost of products sold	41,594	28,092	71,354	71,956
Selling and administrative expenses	3,291	2,106	5,951	6,843

Operating income (loss)	6,406	565	8,665	(5,850)
Interest expense	(112)	(27)	(208)	(51)
Other income	1	35	1	65

Income (loss) before taxes	6,295	573	8,458	(5,836)
Income tax provision (benefit)	2,140	973	2,876	(1,610)

Net income (loss)	$4,155	$(400)	$5,582	$(4,226)

Earnings (loss) per share – Basic	$0.61	$(0.06)	$0.82	$(0.63)

Earnings (loss) per share – Diluted	$0.61	$(0.06)	$0.82	$(0.63)

Weighted average shares of Common Stock outstanding
Basic	6,774,653	6,751,739	6,773,995	6,742,012
Diluted	6,853,372	6,751,739	6,847,078	6,742,012

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009
Net income (loss)	$4,155	$(400)	$5,582	$(4,226)
Net change in fair market value of:
Interest rate swap	(91)	203	(171)	(87)
Nickel hedge contracts	(54)	—	(94)	—
Tax effect	51	(75)	97	32

Comprehensive income (loss)	$4,061	$(272)	$5,414	$(4,281)

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$34,743	$42,349
Accounts receivable (less allowance for doubtful accounts of $2,014 and $2,132, respectively)	30,393	17,028
Inventory, net	55,648	41,322
Other current assets	5,244	9,344

Total current assets	126,028	110,043
Property, plant and equipment, net	70,332	70,085
Other assets	1,450	1,586

Total assets	$197,810	$181,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$14,407	$7,783
Outstanding checks in excess of bank balance	367	734
Accrued employment costs	4,541	1,178
Current portion of long-term debt	2,834	2,223
Other current liabilities	1,530	553

Total current liabilities	23,679	12,471
Long-term debt	9,403	10,823
Deferred taxes	14,125	14,049
Other liabilities	316	145

Total liabilities	47,523	37,488

Commitments and contingencies	—	—
Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,049,852 and 7,043,899 shares issued	7	7
Additional paid-in capital	39,423	38,776
Retained earnings	112,716	107,134
Accumulated other comprehensive loss	(200)	(32)
Treasury Stock at cost; 270,795 common shares held	(1,659)	(1,659)

Total stockholders’ equity	150,287	144,226

Total liabilities and stockholders’ equity	$197,810	$181,714

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Six-month period ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,582	$(4,226)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,666	2,338
Deferred income tax	171	(262)
Share-based compensation expense	569	499
Tax benefit from share-based payment arrangements	(8)	(86)
Changes in assets and liabilities:
Accounts receivable, net	(13,365)	13,166
Inventory, net	(14,326)	18,047
Trade accounts payable	6,624	(11,850)
Accrued employment costs	3,363	(1,286)
Accrued income taxes	5,211	(241)
Other, net	(92)	(807)

Net cash (used in) provided by operating activities	(3,605)	15,292

Cash flow from investing activities:
Proceeds from sale of fixed assets	17	—
Capital expenditures	(3,421)	(7,645)

Net cash used in investing activities	(3,404)	(7,645)

Cash flows from financing activities:
Long-term debt proceeds	—	12,000
Long-term debt repayments	(808)	(199)
State grant funding the purchase of new equipment	500	—
Decrease in outstanding checks in excess of bank balance	(367)	(176)
Deferred financing costs	—	(84)
Proceeds from the issuance of common stock	70	313
Tax benefit from share-based payment arrangements	8	86

Net cash (used in) provided by financing activities	(597)	11,940

Net (decrease) increase in cash and cash equivalents	(7,606)	19,587
Cash and cash equivalents at beginning of period	42,349	14,812

Cash and cash equivalents at end of period	$34,743	$34,399

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$200	$36
Income taxes paid, net of (refunds) received	$(2,515)	$164

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations and statements of comprehensive income for the three- and six-month periods ended June 30, 2010 and 2009, balance sheets as of June 30, 2010 and December 31, 2009, and statements of cash flows for the six-month periods ended June 30, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2010 and December 31, 2009 and the consolidated results of operations and of cash flows for the periods ended June 30, 2010 and 2009, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
	2010	2009	2010	2009
Weighted average number of shares of Common Stock outstanding	6,774,653	6,751,739	6,773,995	6,742,012
Effect of dilutive securities	78,719	—	73,083	—

Weighted average number of shares of Common Stock outstanding, as adjusted	6,853,372	6,751,739	6,847,078	6,742,012

The Company had 27,281 and 28,216 common stock equivalents outstanding for the three-month and six-month periods ended June 30, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents are anti-dilutive.

Note 3 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009
Raw materials and supplies	$8,032	$5,585
Semi-finished and finished steel products	43,864	32,969
Inventory reserves	(798)	(1,152)
Operating materials	4,550	3,920

Total inventory, net	$55,648	$41,322

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	June 30, 2010	December 31, 2009
Land and land improvements	$2,675	$2,603
Buildings	14,964	14,479
Machinery and equipment	89,923	86,276
Construction in progress	2,979	4,284

	110,541	107,642
Accumulated depreciation	(40,209)	(37,557)

Property, plant and equipment, net	$70,332	$70,085

Note 5 – Long-Term Debt

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at June 30, 2010 or December 31, 2009. Quarterly Term Loan principal payments of $600,000 began in May 2010. Interest on both facilities is based on short-term market rates, which may be adjusted if the Company does not maintain certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2010.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million, which mature in 2012. The remaining unpaid balance of all government loans was $0.8 million at June 30, 2010 and $1.0 million at December 31, 2009.

Note 6 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $11.4 million at June 30, 2010.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement which was designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel hedge agreements was recorded in accumulated other comprehensive income (loss). The last nickel hedge contract expired on March 31, 2010.

The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instrument are as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009
Other current assets	$—	$94
Other assets	115	53
Other current liabilities	—	(34)
Other liabilities	(315)	(145)

Stockholders’ equity, other comprehensive income (loss)	$(200)	$(32)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 7 – Fair Value Measurements

The Company adopted “Interim Disclosures about Fair Value of Financial Instruments” which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The interest rate swap is recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk. The nickel futures contracts were recorded at fair value based on Level 2 quoted futures rates. Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2010 and December 31, 2009 due to their short-term maturities. The fair value of the Term Loan approximates the carrying amount due to the interest rate being based on one-month floating Libor rates. The carrying value of $837,000 of long-term government debt instruments at June 30, 2010 had a weighted average maturity of 13 months and approximates fair value based on current borrowing rates available for financings with similar terms and maturities.

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

At June 30, 2010, the Company maintains reserves that it believes are adequate for outstanding product claims, workers compensation claims, and legal actions.

Note 9 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

At June 30, 2009, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances to 2008 federal and state income tax returns filed. Approximately $200,000 of this adjustment was the cumulative adjustment related to interim period recognition of fiscal year 2009 tax expense (benefit), as discussed in Accounting Standards Codification Topic 740, Income Taxes, 270 Interim Reporting, and reduced the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009, which had no impact on the annual effective tax rate. In addition, the Company determined that $370,000 of this adjustment related to prior periods and was not considered material to any prior period or to 2009 that would require the restatement of prior period financial statements. The remaining $172,000 of adjustments consisted of $48,000 relating to 2009 tax provision-to-tax return adjustments to properly report state tax credits, and the remaining $124,000 related to other timing differences, primarily state bonus depreciation adjustments.

The effective income tax (benefit) rate in the three- and six-month periods ended June 30, 2010 was 34% as compared to a benefit of (37.2)% for the three- and six-month periods ended June 30, 2009. The effective income rate in the current period reflects taxable income and benefits from the domestic manufacturing deduction, whereas the prior year reflected a projected net operating loss, benefits related to a federal loss carryback and a state loss carryforward. The Company had $1.2 million of state tax carryforwards at June 30, 2010 and $1.4 million at December 31, 2009 that represent New York Empire Zone tax credits with no expiration date, and various state net operating loss carryforwards expiring in 2029, currently projected to be utilized in 2010.

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

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net sales:
Universal Stainless & Alloy Products	$49,707	$26,879	$80,950	$63,564
Dunkirk Specialty Steel	13,916	10,206	24,347	21,588
Intersegment	(12,332)	(6,322)	(19,327)	(12,203)

Consolidated net sales	$51,291	$30,763	$85,970	$72,949

Operating income:
Universal Stainless & Alloy Products	$6,786	$949	$8,720	$(2,965)
Dunkirk Specialty Steel	1,278	(384)	1,603	(2,885)
Intersegment	(1,658)	—	(1,658)	—

Total operating income (loss)	$6,406	$565	$8,665	$(5,850)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$102	$11	$187	$18
Dunkirk Specialty Steel	10	16	21	33

Total interest expense and other financing costs	$112	$27	$208	$51

Other income
Universal Stainless & Alloy Products	$1	$26	$1	$48
Dunkirk Specialty Steel	—	9	—	17

Total other income	$1	$35	$1	$65

	June 30, 2010	December 31, 2009
(dollars in thousands)
Total assets:
Universal Stainless & Alloy Products	$118,809	$96,047
Dunkirk Specialty Steel	37,909	31,133
Corporate assets	41,092	54,534

Total Assets	$197,810	$181,714

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Results

The Company recorded a net loss for the three- and six-month periods ended June 30, 2009 of $400,000 and $4.2 million, respectively. The 2009 six-month results include a $742,000 negative tax adjustment, primarily for the reconciliation of tax balances to the 2008 tax returns, and the following unusual charges (totaling $6.0 million pre-tax) recorded during the three-month period ended March 31, 2009, primarily due to the deepening recession and economic uncertainty:

•

$1.9 million increase to the bad debt reserve due to the inability of a privately held service center customer to pay amounts owed on 2008 purchases and a related $0.5 million increase to inventory reserves on “made to order” specialty material produced for the same customer and held at our plant due to their inability to pay for the 2008 purchases. Once the Company determined that the customer could not pay for either the 2008 purchases or the held material, the held material was reclassified to stock inventory, and because the material was unique to that specific customer and was unlikely to be shipped, inventory reserves were increased by $0.5 million;

•	$1.5 million charge due to a decline in raw material values and the consumption of high cost material during the quarter;

•	$1.0 million write-down of stock inventory;

•	$0.9 million charge attributed to the reduction of operating levels; and

•	$0.2 million charge resulting from a 20% reduction in salaried employees.

Results of Operations

Universal Stainless & Alloy Products, Inc., headquartered in Bridgeville, Pa., manufactures and markets a broad line of semi-finished and finished specialty steels, including stainless steel, tool steel and certain other alloyed steels. The Company’s products are sold to rerollers, forgers, service centers, OEMs and wire redrawers.

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net sales:
Stainless steel	$36,715	$25,648	$60,747	$59,410
Tool steel	8,863	1,563	15,038	4,892
High-strength low alloy steel	2,985	2,367	4,997	5,110
High-temperature alloy steel	1,396	876	3,288	2,895
Conversion services	781	292	1,192	596
Other	551	17	708	46

Total net sales	51,291	30,763	85,970	72,949
Cost of products sold	41,594	28,092	71,354	71,956
Selling and administrative expenses	3,291	2,106	5,951	6,843

Operating income (loss)	$6,406	$565	$8,865	$(5,850)

Three- and six-month periods ended June 30, 2010 as compared to the similar periods in 2009

Net sales for the three- and six-month periods ended June 30, 2010 increased $20.5 million and $13.0 million, respectively, as compared to the similar periods in 2009. The increase for the three- and six-month periods ended June 30, 2010 is primarily due to the increase in consolidated tons shipped of 72% and 23%, respectively. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover in the second quarter of 2010 as compared to 2009. During 2009, weaker economic conditions resulted in ‘destocking’ in the service center industry to bring inventory levels in line with significantly lower end-user demand. The increase in sales due to increased shipment volume was $17.3 million and $12.9 million for the three- and six-month periods ended June 30, 2010, respectively, as compared to the same periods in 2009.

Market Segment Information

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2009	2009
Net sales:
Service centers	$23,774	$13,117	$41,005	$30,649
Forgers	13,127	10,420	23,111	23,391
Rerollers	8,892	1,960	12,552	7,964
Original equipment manufacturers	3,568	3,797	5,998	8,196
Wire redrawers	598	1,160	1,421	2,107
Conversion services	781	292	1,192	596
Miscellaneous	551	17	691	46

Total net sales	$51,291	$30,763	$85,970	$72,949

Tons Shipped	11,795	6,855	20,250	16,448

Cost of products sold, as a percentage of net sales, was 81% and 91% for the three-month periods ended June 30, 2010 and 2009, respectively, and was 83% and 99% for the six-month periods ended June 30, 2010 and 2009, respectively. The results for the six-month period ended June 30, 2009 include $3.9 million of the unusual charges outlined above, representing 5% of net sales. The improved proportion of cost of sales to sales in 2010 is also attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

Selling and administrative expenses increased by $1.2 million in the three-month period ended June 30, 2010 and decreased by $892 thousand in the six-month period ended June 30, 2010 as compared to the similar periods in 2009. The increase of $1.2 million in the three-month period ended June 30, 2010 is due to an increase in accrued incentive compensation. The decrease in the expense recorded in the six-month period primarily relates to $2.1 million of the unusual charges incurred in the 2009 first quarter, outlined above, offset by the $1.2 million increase in 2010 for accrued incentive compensation.

At June 30, 2009, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances to 2008 federal and state income tax returns filed. Approximately $200,000 of this adjustment was the cumulative adjustment related to interim period recognition of fiscal year 2009 tax expense (benefit), as discussed in Accounting Standards Codification Topic 740, Income Taxes, 270 Interim Reporting, and reduced the estimated annual effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009, which had no impact on the annual effective tax rate. In addition, the Company determined that $370,000 of this adjustment related to prior periods and was not considered material to any prior period or to 2009 that would require the restatement of prior period financial statements. The remaining $172,000 of adjustments consisted of $48,000 relating to 2009 tax provision-to-tax return adjustments to properly report state tax credits, and the remaining $124,000 related to other timing differences, primarily state bonus depreciation adjustments. The effective income tax (benefit) rate in the three- and six-month periods ended June 30, 2010 was 34% as compared to a benefit of (37.2)% for the three- and six-month periods ended June 30, 2009. The effective income rate in the current period reflects taxable income and benefits from the domestic manufacturing deduction, whereas the prior year reflected a projected net operating loss, benefits related to a federal loss carryback and a state loss carryforward. The Company had $1.2 million of state tax carryforwards at June 30, 2010 and $1.4 million at December 31, 2009 that represent New York Empire Zone tax credits with no expiration date, and various state net operating loss carryforwards expiring in 2029, currently projected to be utilized in 2010.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net sales:
Stainless steel	$26,701	$18,234	$43,940	$44,229
Tool steel	8,716	1,531	14,644	4,739
High-strength low alloy steel	935	647	1,384	1,662
High-temperature alloy steel	629	393	1,220	1,127
Conversion services	556	206	843	394
Other	510	11	664	40

	38,047	21,022	62,695	52,191
Intersegment	11,660	5,857	18,255	11,373

Total net sales	49,707	26,879	80,950	63,564
Material cost of sales	23,732	10,445	37,889	30,711
Operation cost of sales	16,937	14,131	30,311	30,591
Selling and administrative expenses	2,252	1,354	4,030	5,227

Operating income (loss)	$6,786	$949	$8,720	$(2,965)

Net sales for the three- and six-month periods ended June 30, 2010 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $22.8 million, or 85%, in comparison to the three-month period ended June 30, 2009 and by $17.4 million, or 27%, in comparison to the similar 2009 six-month period. Tons shipped increased 72% for the three-month period ended June 30, 2010 in comparison to the similar 2009 period. A 202% increase in service center plate shipments was accompanied by a 121% increase in petrochemical shipments, a 42% increase in aerospace shipments, and a 35% increase in power generation shipments. Tons shipped increased 25% for the six-month period ended June 30, 2010 in comparison to the similar 2009 period. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover in the second quarter of 2010 as compared to 2009. During 2009, weaker economic conditions resulted in ‘destocking’ in the service center industry to bring inventory levels in line with significantly lower end-user demand.

Operating income for the three- and six-month periods ended June 30, 2010 increased by $5.8 million and $11.7 respectively, as compared to the similar periods in 2009. The results for the six-month period ended June 30, 2009 include $5.0 million of the unusual charges outlined above, representing 8% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, increased to 48% and 47% for the three- and six-month periods ended June 30, 2010, respectively, from 39% and 45% for the three- and six-month periods ended June 30, 2009, respectively, as a result of higher material costs in the year 2010. Excluding the impact of the unusual charges, operation costs, as a percentage of sales, dropped to 34% and 37% for the three- and six-month periods ended June 30, 2010, respectively, from 53% and 47% for the three- and six-month periods ended June 30, 2009, respectively. The improved proportion of operation costs to sales in 2010 was attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

Selling and administrative expenses increased by $898,000 in the three-month period ended June 30, 2010 and decreased by $1.2 million in the six-month period ended June 30, 2010 as compared to the similar periods in 2009. The increase of $898,000 in the three-month period ended June 30, 2010 is due to an increase in accrued incentive compensation. The decrease in the expense recorded in the six-month period primarily relates to $2.0 million of the unusual charges incurred in the 2009 first quarter, outlined above, partially offset by the increase in 2010 for accrued incentive compensation.

Dunkirk Specialty Steel Segment

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net sales:
Stainless steel	$10,014	$7,414	$16,807	$15,181
Tool steel	147	32	394	153
High-strength low alloy steel	2,050	1,720	3,613	3,448
High-temperature alloy steel	767	483	2,068	1,768
Conversion services	225	86	349	202
Other	42	6	45	6

	13,245	9,741	23,276	20,758
Intersegment	671	465	1,071	830

Total net sales	13,916	10,206	24,347	21,588
Material cost of sales	7,857	6,345	13,812	15,139
Operation cost of sales	3,741	3,493	7,010	7,718
Selling and administrative expenses	1,040	752	1,922	1,616

Operating income (loss)	$1,278	$(384)	$1,603	$(2,885)

Net sales for the three- and six-month periods ended June 30, 2010 increased by $3.7 million, or 36%, in comparison to the three-month period ended June 30, 2009 and by $2.8 million, or 13%, in comparison to the similar 2009 six-month period. Shipments to external customers increased by 28% and 9%, respectively, for the three- and six-month periods ended June 30, 2010 in comparison to the similar 2009 periods. Sales to service centers comprised 82% of external sales and 74% of 2010 external shipments. Service center sales increased by $3.6 million and $3.0 million for the three- and six-month periods ending June 30, 2010, respectively, as compared to the similar 2009 periods. Total Dunkirk segment tons shipped decreased 0.5% and 7%, respectively, for the three- and six-month periods ended June 30, 2010 in comparison to the similar 2009 periods. Decreases in internal shipments to the Bridgeville facility caused the overall decline in shipments.

Operating income increased by $1.7 million for the three-month period ended June 30, 2010 as compared to June 30, 2009 and by $4.5 million for the six-month period ended June 30, 2010 in comparison to the similar 2009 six-month period. The operating loss for the six-month period ended June 30, 2009 included $1.0 million of the unusual charges outlined above, representing 4% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, dropped to 56% and 57% for the three- and six-month periods ended June 30, 2010, respectively, from 62% and 67% for the three- and six-month periods ended June 30, 2009, respectively. Operation costs, as a percentage of sales, decreased to 27% and 29% for the three- and six-month periods ended June 30, 2010, respectively, from 34% and 35% for the three- and six-month periods ended June 30, 2009, respectively. This improvement was primarily due to fixed operating costs being spread over higher production volumes.

Selling and administrative expenses increased by $288,000 in the three-month period ended June 30, 2010 and by $306,000 in the six-month period ended June 30, 2010 as compared to the similar periods in 2009. The increases are due to an increase in 2010 for accrued incentive compensation.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and cash provided by operations. Working capital increased $4.8 million to $102.3 million at June 30, 2010 compared to $97.6 million at December 31, 2009. Accounts receivable increased $13.4 million as a result of increased sales for the three-month period ended June 30, 2010 in comparison to the three-month period ended December 31, 2009. The $14.3 million increase in inventory at June 30, 2010 compared to December 31, 2009 is due primarily to a 61% increase in the volume of work-in-process inventory in response to the rise in the Company’s backlog. The backlog increased from $36 million at December 31, 2009 to $46 million at June 30, 2010, an increase of 28%. The raw material inventory increased 43% due to higher raw material purchase prices and an 11% increase in volume. The Company received a $4.1 million federal income tax refund in 2010. Accounts payable increased $6.6 million, or 85%, related to the increase in production levels and raw material price increases. Accrued employment costs increased $3.4 as a result of increased profitability and production levels. The incentive compensation and profit sharing accruals increased $2.4 million and accrued wages increased $941,000 as compared to December 31, 2009.

The ratio of current assets to current liabilities decreased to 5.3:1 at June 30, 2010 from 8.8:1 at December 31, 2009. The debt to total capitalization ratio decreased from 8.3% at December 31, 2009 to 7.5% at June 30, 2010 due to $808,000 in principal repayments and the increase in Stockholders’ Equity.

Cash received from sales of $44.0 million and $72.6 million for the three- and six-month periods ended June 30, 2010, respectively, and of $40.2 million and $84.4 million for the three- and six-month periods ended June 30, 2009, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

	For the Three-month period ended June 30,		For the Six-month period ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Raw material purchases	$28,762	$8,739	$42,249	$25,088
Employment costs	7,774	7,141	14,779	16,360
Utilities	3,851	4,352	7,218	9,343
Other	4,456	7,277	11,980	18,363

Total uses of cash	$44,843	$27,509	$76,226	$69,154

Cash used in raw material purchases increased in 2010 in comparison to 2009 primarily due to increased customer orders, as reflected in higher 2010 sales, the increase in the backlog, and higher material purchase prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market value per pound for selected months during the last 18-month period.

	June 2010	December 2009	June 2009	December 2008
Nickel	$8.79	$7.74	$6.79	$4.39
Chrome	$1.33	$0.89	$0.78	$0.96
Molybdenum	$14.73	$11.47	$10.34	$9.85
Carbon scrap	$0.20	$0.15	$0.09	$0.11

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. The Company maintains sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset the Company’s raw material.

Decreased cash payments for employment costs for the six-month period ended June 30, 2010 compared to the same period in 2009 are primarily due to decreased payout under the Company’s profit sharing plan and lower workers compensation insurance costs. Lower utility costs are primarily due to a 51% reduction in the Bridgeville plant’s natural gas rates and a $286,000 reduction in electric demand charges as the result of the installation of a capacitor bank to regulate the use of electricity. The decrease in other uses of cash, the majority of which is cash for production supplies, plant maintenance, outside conversion services, insurance and freight, is attributable to lower production volumes in the first three months of 2010 compared to the same period in 2009. In addition, payments for income taxes for the six-month period ended June 30, 2010 decreased $2.7 million from the same period in 2009 as a result of a federal tax refund in 2010 of $4.1 million.

The Company had capital expenditures for the six-month period ended June 30, 2010 of $3.4 million compared with $7.6 million for the same period in 2009. The decrease is primarily due to substantially completing the capital program for the upgrade of the Bridgeville facility melt shop, which comprised $1.8 million of the 2010 expenditures and $5.7 million of the 2009 expenditures respectively.

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. The Company anticipates that it will fund its 2010 working capital requirements and its capital expenditures primarily from internally generated funds and borrowings under the revolving credit facility, if necessary. At June 30, 2010, the Company had all of its $15.0 million revolving line of credit available for borrowings. The Company is in compliance with its covenants under the credit agreement as of June 30, 2010.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The Company recorded a liability of $315,000, equal to the fair value of the swap agreement at June 30, 2010. This fair value, net of tax, is reported as other comprehensive loss within stockholders’ equity. Changes in market interest rates will be reflected as changes to the fair value of the corresponding liability or receivable, although the Company’s interest rate will continue to be fixed at 4.515%.

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment, or material related party transaction arrangements.

Critical Accounting Policies

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

The cost of inventory is principally determined by the average cost method for material costs as well as the average cost method for operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets are reviewed for impairment annually by each operating facility. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. No triggering events occurred which would require management to assess the carrying values of such long-lived assets and no impairment reserve had been deemed necessary as of June 30, 2010 or December 31, 2009. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2010.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Credit Agreement, dated as of February 27, 2009, between the Company and PNC Bank, National Association	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2010

/S/ DENNIS M. OATES	/S/ DOUGLAS M. MCSORLEY
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)