Form 10-Q
period 2010-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2010-11-09
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 1, 2010, there were 6,791,652 shares of the Registrant’s Common Stock issued and outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales	$51,870	$25,286	$137,840	$98,235
Cost of products sold	41,555	22,571	112,909	94,527
Selling and administrative expenses	4,001	2,258	9,952	9,101

Operating income (loss)	6,314	457	14,979	(5,393)
Interest expense	(126)	(19)	(334)	(70)
Other income	10	71	11	136

Income (loss) before taxes	6,198	509	14,656	(5,327)
Income tax provision (benefit)	2,107	197	4,983	(1,413)

Net income (loss)	$4,091	$312	$9,673	$(3,914)

Earnings (loss) per share – Basic	$0.60	$0.05	$1.43	$(0.58)

Earnings (loss) per share – Diluted	$0.60	$0.05	$1.41	$(0.58)

Weighted average shares of Common Stock outstanding
Basic	6,785,753	6,769,086	6,777,915	6,751,036
Diluted	6,856,951	6,818,040	6,850,369	6,751,036

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Net income (loss)	$4,091	$312	$9,673	$(3,914)
Net change in fair market value of:
Interest rate swap	(57)	(102)	(228)	(189)
Nickel hedge contracts	—	148	(94)	148
Tax effect	21	(16)	118	16

Comprehensive income (loss)	$4,055	$342	$9,469	$(3,939)

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Derived from audited statements)

ASSETS
Current assets
Cash and cash equivalents	$41,153	$42,349
Accounts receivable (less allowance for doubtful accounts of $2,045 and $2,132, respectively)	29,798	17,028
Inventory, net	57,885	41,322
Other current assets	5,496	9,344

Total current assets	134,332	110,043
Property, plant and equipment, net	70,674	70,085
Other assets	1,494	1,586

Total assets	$206,500	$181,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$14,943	$7,783
Outstanding checks in excess of bank balance	4,059	734
Accrued employment costs	5,097	1,178
Current portion of long-term debt	2,834	2,223
Other current liabilities	269	553

Total current liabilities	27,202	12,471
Long-term debt	8,697	10,823
Deferred taxes	14,975	14,049
Other liabilities	373	145

Total liabilities	51,247	37,488

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,071,102 and 7,043,899 shares issued	7	7
Additional paid-in capital	40,595	38,776
Retained earnings	116,807	107,134
Accumulated other comprehensive loss	(237)	(32)
Treasury Stock at cost; 282,850 and 270,795 common shares held	(1,919)	(1,659)

Total stockholders’ equity	155,253	144,226

Total liabilities and stockholders’ equity	$206,500	$181,714

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Nine-month period ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,673	$(3,914)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	4,055	3,583
Deferred income tax	945	1,015
Share-based compensation expense	1,476	766
Tax benefit from share-based payment arrangements	(99)	(86)
Changes in assets and liabilities:
Accounts receivable, net	(12,770)	17,152
Inventory, net	(16,563)	20,678
Trade accounts payable	7,160	(12,518)
Outstanding checks in excess of bank balance payable	3,325	345
Accrued employment costs	3,919	(1,492)
Accrued income taxes	3,730	—
Other, net	16	60

Net cash provided by operating activities	4,867	25,589

Cash flow from investing activities:
Proceeds from sale of fixed assets	17	60
Capital expenditures	(5,148)	(10,304)

Net cash used in investing activities	(5,131)	(10,244)

Cash flows from financing activities:
Long-term debt proceeds	—	12,000
State grant funding the purchase of new equipment	500	—
Long-term debt repayments	(1,515)	(300)
Deferred financing costs	—	(84)
Proceeds from the issuance of common stock	244	313
Purchase of treasury stock	(260)	—
Tax benefit from share-based payment arrangements	99	86

Net cash (used in) provided by financing activities	(932)	12,015

Net (decrease) increase in cash and cash equivalents	(1,196)	27,360
Cash and cash equivalents at beginning of period	42,349	14,812

Cash and cash equivalents at end of period	$41,153	$42,172

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$321	$51
Income taxes paid, net of (refunds) received	$245	$(1,275)

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations and statements of comprehensive income for the three- and nine-month periods ended September 30, 2010 and 2009, balance sheets as of September 30, 2010 and December 31, 2009, and statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2010 and December 31, 2009 and the consolidated results of operations and of cash flows for the periods ended September 30, 2010 and 2009, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Weighted average number of shares of Common Stock outstanding	6,785,753	6,769,086	6,777,915	6,751,036
Effect of dilutive securities	71,198	48,954	72,454	—

Weighted average number of shares of Common Stock outstanding, as adjusted	6,856,951	6,818,040	6,850,369	6,751,036

The Company had 35,129 common stock equivalents outstanding for the nine-month period ended September 30, 2009 which were not included in the common share computation for earnings (loss) per share as the common stock equivalents were anti-dilutive.

Note 3 – Inventory

The major classes of inventory are as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Raw materials and supplies	$7,554	$5,585
Semi-finished and finished steel products	46,602	32,969
Inventory reserves	(803)	(1,152)
Operating materials	4,532	3,920

Total inventory, net	$57,885	$41,322

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

(dollars in thousands)	September 30, 2010	December 31, 2009
Land and land improvements	$2,683	$2,603
Buildings	15,536	14,479
Machinery and equipment	90,062	86,276
Construction in progress	3,986	4,284

	112,267	107,642
Accumulated depreciation	(41,593)	(37,557))

Property, plant and equipment, net	$70,674	$70,085

Note 5 – Long-Term Debt

In February 2009, the Company executed an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at September 30, 2010 or December 31, 2009. Quarterly Term Loan principal payments of $600,000 began in May 2010. Interest on both facilities is based on short-term market rates, which may be adjusted if the Company does not maintain certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and minimum tangible net worth. The Company was in compliance with all such covenants at September 30, 2010.

The Company maintains two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million, which mature in 2012. The remaining unpaid balance of all government loans was $0.7 million at September 30, 2010 and $1.0 million at December 31, 2009.

Note 6 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $10.8 million at September 30, 2010.

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

The location and amounts recorded in the Condensed Consolidated Balance Sheet for the derivative instrument are as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Other current assets	$—	$94
Other assets	136	53
Other current liabilities	—	(34)
Other liabilities	(373)	(145)

Stockholders’ equity, other comprehensive income (loss)	$(237)	$(32)

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The interest rate swap is recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk. The nickel futures contracts were recorded at fair value based on Level 2 quoted futures rates. Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at September 30, 2010 and December 31, 2009 due to their short-term maturities. The fair value of the Term Loan approximates the carrying amount due to the interest rate being based on one-month floating Libor rates. The carrying value of $731,000 of long-term government debt instruments at September 30, 2010 had a weighted average maturity of 15 months and approximates fair value based on current borrowing rates available for financings with similar terms and maturities.

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

At September 30, 2010, the Company maintains reserves that it believes are adequate for outstanding product claims, workers compensation claims, and legal actions.

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

The provision for income taxes is based on the estimated income tax rate for the year ended December 31, 2010. The effective income tax (benefit) rate calculated based on ordinary operating income for the three and nine months ended September 30, 2010 was 34.0% as compared to tax rates of 38.7% and (26.5%) for the three and nine months ended September 30, 2009, respectively. The Company is expected to benefit from the Domestic Production Activities Deduction in the current tax year due to anticipated taxable income. No such deduction was available in the prior year due to a net operating loss. The 2009 federal net operating loss was carried back and applied to prior tax years; the state losses were carried forward. The December 31, 2009 state tax benefit included state net operating loss carryforwards of $281,000, expiring in 2029, currently expected to be utilized in 2010 and 2011. The Company had $1.9 million of state tax credit carryforwards at both September 30, 2010 and December 31, 2009, attributable to New York Empire Zone tax credits with no expiration date.

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

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales:
Universal Stainless & Alloy Products	$46,210	$21,669	$127,160	$85,233
Dunkirk Specialty Steel	16,833	8,486	41,180	30,074
Intersegment	(11,173)	(4,869)	(30,500)	(17,072)

Consolidated net sales	$51,870	$25,286	$137,840	$98,235

Operating income:
Universal Stainless & Alloy Products	$4,365	$60	$13,085	$(2,905)
Dunkirk Specialty Steel	1,353	397	2,956	(2,488)
Intersegment	596	—	(1,062)	—

Total operating income (loss)	$6,314	$457	$14,979	$(5,393)

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$117	$6	$304	$24
Dunkirk Specialty Steel	9	13	30	46

Total interest expense and other financing costs	$126	$19	$334	$70

Other income
Universal Stainless & Alloy Products	$7	$8	$8	$56
Dunkirk Specialty Steel	3	63	3	80

Total other income	$10	$71	$11	$136

(dollars in thousands)	September 30, 2010	December 31, 2009
Total assets:
Universal Stainless & Alloy Products	$118,226	$96,047
Dunkirk Specialty Steel	40,210	31,133
Corporate assets	48,064	54,534

Total Assets	$206,500	$181,714

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Results

The Company recorded net income for the three-month period ended September 30, 2010 of $4.1 million and net income for the nine-month period ended September 30, 2010 of $9.7 million. The 2010 three-month and nine-month results include a favorable inventory adjustment of $976,000 for additional metal recovered as a result of a capital project streamlining the scrap loading area, and a $647,000 increase in stock option compensation as a result of changes in estimated forfeiture rates and to fully expense vested options.

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

An analysis of the Company’s operations for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales:
Stainless steel	$39,546	$18,622	$100,293	$78,032
Tool steel	7,425	1,136	22,463	6,028
High-strength low alloy steel	2,579	2,565	7,576	7,675
High-temperature alloy steel	1,150	1,488	4,438	4,383
Conversion services	637	277	1,829	873
Other	533	1,198	1,241	1,244

Total net sales	51,870	25,286	137,840	98,235
Cost of products sold	41,555	22,571	112,909	94,527
Selling and administrative expenses	4,001	2,258	9,952	9,101

Operating income (loss)	$6,314	$457	$14,979	$(5,393)

Three- and nine-month periods ended September 30, 2010 as compared to the similar periods in 2009

Net sales for the three- and nine-month periods ended September 30, 2010 increased $26.6 million and $39.6 million, respectively, as compared to the similar periods in 2009. The increase for the three- and nine-month periods ended September 30, 2010 is primarily due to the increase in consolidated tons shipped of 111% and 45%, respectively. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover in the third quarter of 2010 as compared to 2009. During 2009, weaker economic conditions resulted in “destocking” in the service center industry to bring inventory levels in line with significantly lower end-user demand. The increase in sales due to increased shipment volume was $24.0 million and $36.7 million for the three- and nine-month periods ended September 30, 2010, respectively, as compared to the same periods in 2009.

Market Segment Information

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales:
Service centers	$25,592	$8,393	$66,597	$39,042
Forgers	8,533	7,778	31,644	31,169
Rerollers	11,560	1,940	24,112	9,904
Original equipment manufacturers	3,788	4,980	9,786	13,176
Wire redrawers	1,391	720	2,812	2,827
Conversion services	641	277	1,833	873
Miscellaneous	365	1,198	1,056	1,244

Total net sales	$51,870	$25,286	$137,840	$98,235

Tons Shipped	11,758	5,562	32,008	22,010

Cost of products sold, as a percentage of net sales, was 80.1% and 89.3% for the three-month periods ended September 30, 2010 and 2009, respectively, and was 81.9% and 96.2% for the nine-month periods ended September 30, 2010 and 2009, respectively. The results for the nine-month periods ended September 30, 2010 and September 30, 2009 include a $976,000 favorable inventory adjustment in 2010, as described above, and $3.9 million of the 2009 unusual charges outlined above, representing 0.7% and 4.0% of net sales, respectively. The improved proportion of cost of sales to sales in 2010 is also attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders. The third quarter 2010 gross margin of $10.3 million was 19.1% of sales compared to 10.7% in the 2009 third quarter. The third quarter 2010 included a favorable inventory adjustment of $976,000, as described above. Excluding this adjustment, our gross margin was 17.9% of sales for the quarter. For the first nine months of 2010, the gross margin of $24.9 million was 18.1% of sales compared to 3.8% for the same period of 2009.

Selling and administrative expenses increased by $1.7 million and $900,000 in the three-month period and nine-month periods ended September 30, 2010, respectively, as compared to the similar periods in 2009. The increase of $1.7 million in the three-month period ended September 30, 2010 is due to an increase in stock option compensation expense as a result of changes in estimated forfeiture rates and to fully expense vested options, and an increase in accrued incentive compensation. The increase in expense recorded in the nine-month period is primarily due to an increase in accrued incentive compensation and an increase in stock option compensation as a result of changes in estimated forfeiture rates and to fully expense vested options which was partially offset by $2.1 million of the unusual charges incurred in the 2009 first quarter, outlined above.

At June 30, 2009, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances to 2008 federal and state income tax returns. Approximately $200,000 of this adjustment is the cumulative adjustment related to interim period recognition of fiscal year 2009 tax expense (benefit), as discussed in Accounting Standards Codification Topic 740, Income Taxes, 270 Interim Reporting, and reduced the effective income tax rate utilized in the three-month period ended March 31, 2009 from 40.3% to 37.2% at June 30, 2009, which had no impact to the annual effective tax rate. In addition, the Company has determined that $370,000 of this adjustment related to prior periods and was not considered material to any prior period or to 2009 that would require the restatement of prior period financial statements. The remaining $172,000 of adjustments consisted of $48,000 relating to 2009 tax provision-to-tax return adjustments to properly report state tax credits, and the remaining $124,000 related to other timing differences, primarily state bonus depreciation adjustments. The effective income tax (benefit) rate in the three- and nine-month periods ended September 30, 2010 was 34% as compared to a benefit of (37.2)% before discrete items for the three- and nine-month periods ended September 30, 2009.

The provision for income taxes is based on the estimated income tax rate for the year ended December 31, 2010. The effective income tax rate calculated based on ordinary operating income for the three and nine months ended September 30, 2010 was 34.0% as compared to tax rates of 38.7% and (26.5%) for the three and nine months ended September 30, 2009, respectively. The Company is expected to benefit from the Domestic Production Activities Deduction in the current tax year due to anticipated taxable income. No such deduction was available in the prior year due to a net operating loss. The 2009 federal net operating loss was carried back and applied to prior tax years; the state losses were carried forward. The December 31, 2009 state tax benefit included state net operating loss carryforwards of $281,000, expiring in 2029, currently expected to be utilized in 2010 and 2011. The Company had $1.9 million of state tax credit carryforwards at both September 30, 2010 and December 31, 2009, attributable to New York Empire Zone tax credits with no expiration date.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

Universal Stainless & Alloy Products Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales:
Stainless steel	$26,647	$13,123	$70,588	$57,352
Tool steel	7,159	1,096	21,803	5,835
High-strength low alloy steel	371	1,084	1,755	2,746
High-temperature alloy steel	507	514	1,727	1,641
Conversion services	542	152	1,385	546
Other	546	1,185	1,209	1,225

	35,772	17,154	98,467	69,345
Intersegment	10,438	4,515	28,693	15,888

Total net sales	46,210	21,669	127,160	85,233
Material cost of sales	22,778	8,999	60,667	39,710
Operation cost of sales	16,366	11,060	46,677	41,651
Selling and administrative expenses	2,701	1,550	6,731	6,777

Operating income (loss)	$4,365	$60	$13,085	$(2,905)

Net sales for the three- and nine-month periods ended September 30, 2010 for this segment, which consists of the Bridgeville and Titusville facilities, increased by $24.5 million, or 113.3%, in comparison to the three-month period ended September 30, 2009 and by $41.9 million, or 49.2%, in comparison to the similar 2009 nine-month period. Tons shipped increased 118.8% for the three-month period ended September 30, 2010 in comparison to the similar 2009 period. A 461% increase in service center plate shipments was accompanied by a 324% increase in reroller shipments, a 221% increase in service center long products shipments, and an 11% increase in forger shipments. Tons shipped increased 48.3% for the nine-month period ended September 30, 2010 in comparison to the similar 2009 period. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover in the third quarter of 2010 as compared to 2009. During 2009, weaker economic conditions resulted in ‘destocking’ in the service center industry to bring inventory levels in line with significantly lower end-user demand.

Operating income for the three- and nine-month periods ended September 30, 2010 increased by $4.3 million and $16.0 million, respectively, as compared to the similar periods in 2009. The results for the nine-month periods ended September 30, 2010 and September 30, 2009 include a $976,000 favorable inventory adjustment in 2010, as described above, and $5.0 million of the 2009 unusual charges outlined above, representing 0.8% and 5.8% of net sales, respectively. Excluding the impact of the unusual charges, material costs, as a percentage of sales, increased to 51.4% and 48.5% for the three- and nine-month periods ended September 30, 2010, respectively, from 41.5% and 43.9% for the three- and nine-month periods ended September 30, 2009, respectively, as a result of higher material costs in the year 2010. Excluding the impact of the unusual charges, operation costs, as a percentage of sales, decreased to 35.4% and 36.7% for the three- and nine-month periods ended September 30, 2010, respectively, from 51.0% and 48.1% for the three- and nine-month periods ended September 30, 2009, respectively. The improved proportion of cost of sales to sales in 2010 is also attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

Selling and administrative expenses increased by $1.2 million in the three-month period and were unchanged in the nine-month period ended September 30, 2010, respectively, as compared to the similar periods in 2009. The increase of $1.2 million in the three-month period ended September 30, 2010 is primarily due to an increase in accrued incentive compensation and an increase in stock option compensation in 2010 which was partially offset by $2.1 million of the unusual charges incurred in the 2009 first quarter, outlined above. The nine-month period was flat primarily due to an increase in accrued incentive compensation offset by the unusual charges incurred in the 2009 first quarter, outlined above.

Dunkirk Specialty Steel Segment

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Net sales:
Stainless steel	$12,899	$5,499	$29,706	$20,680
Tool steel	266	40	660	193
High-strength low alloy steel	2,208	1,481	5,821	4,929
High-temperature alloy steel	643	974	2,711	2,742
Conversion services	95	125	444	327
Other	(13)	13	32	19

	16,098	8,132	39,374	28,890
Intersegment	735	354	1,806	1,184

Total net sales	16,833	8,486	41,180	30,074
Material cost of sales	10,430	4,524	24,242	19,663
Operation cost of sales	3,750	2,857	10,760	10,575
Selling and administrative expenses	1,300	708	3,222	2,324

Operating income (loss)	$1,353	$397	$2,956	$(2,488)

Net sales for the three- and nine-month periods ended September 30, 2010 increased by $8.3 million, or 98.4%, in comparison to the three-month period ended September 30, 2009 and by $11.1 million, or 36.9%, in comparison to the similar 2009 nine-month period. Sales to service centers comprised 82.3% of external sales and 76.6% of 2010 external shipments. Service center sales increased by $7.2 million and $9.8 million for the three- and nine-month periods ending September 30, 2010, respectively, as compared to the similar 2009 periods. Dunkirk segment external customer tons shipped increased 70.9% and 26.6%, respectively for the three- and nine-month periods ending September 30, 2010, respectively, as compared to the similar 2009 periods.

Operating income increased by $956,000 for the three-month period ended September 30, 2010 as compared to September 30, 2009 and by $5.4 million for the nine-month period ended September 30, 2010 in comparison to the similar 2009 nine-month period. The results for the nine-month period ended September 30, 2009 include $1.0 million of the unusual charges outlined above, representing 3.2% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, increased to 62.0% and decreased to 58.9% of sales for the three- and nine-month period ended September 30, 2010 in comparison to 53.3% and 62.9% for the similar 2009 periods. Excluding the impact of unusual charges, operation costs, as a percentage of sales, decreased to 22.3% and 26.1% for the three- and nine-month periods ended September 30, 2010, respectively, from 33.7% and 34.7% for the three- and nine-month periods ended September 30, 2009, respectively. This improvement was primarily due to fixed operating costs being spread over higher production volumes.

Selling and administrative expenses increased by $592,000 in the three-month period ended September 30, 2010 and by $898,000 in the nine-month period ended September 30, 2010 as compared to the similar periods in 2009. The increases are due to an increase in 2010 for accrued incentive compensation.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and cash provided by operations. Working capital increased $9.5 million to $107.1 million at September 30, 2010 compared to $97.6 million at December 31, 2009. Accounts receivable increased $12.7 million as a result of increased sales for the three-month period ended September 30, 2010 in comparison to the three-month period ended December 31, 2009. The $16.6 million increase in inventory at September 30, 2010 compared to December 31, 2009 is due primarily to a 53% increase in the volume of work-in-process inventory in response to the rise in the Company’s backlog. The backlog increased from $36 million at December 31, 2009 to $59 million at September 30, 2010, an increase of 63%. The raw material inventory increased 35% due to higher raw material purchase prices and a 5% increase in volume. The Company received a $4.1 million federal income tax refund in 2010 as a result of the 2009 federal net operating loss that was carried back and applied to prior tax years. Accounts payable increased $7.2 million, or 92%, related to the increase in production levels and raw material price increases. Accrued employment costs increased $3.9 as a result of increased profitability and production levels. The incentive compensation and profit sharing accruals increased $3.2 million and accrued wages increased $705,000 as compared to December 31, 2009.

The ratio of current assets to current liabilities decreased to 4.9:1 at September 30, 2010 from 8.8:1 at December 31, 2009. The debt to total capitalization ratio decreased from 8.3% at December 31, 2009 to 6.9% at September 30, 2010 due to $1.5 million in principal repayments and the increase in Stockholders’ Equity.

Cash received from sales of $52.6 million and $125.2 million for the three- and nine-month periods ended September 30, 2010, respectively, and of $29.5 million and $113.9 million for the three- and nine-month periods ended September 30, 2009, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

(dollars in thousands)	For the Three-month period ended September 30,		For the Nine-month period ended September 30,
	2010	2009	2010	2009
Raw material purchases	$23,142	$6,301	$65,391	$31,389
Employment costs	9,479	5,656	23,689	21,517
Utilities	3,396	2,926	10,614	12,269
Other	7,723	4,118	20,639	23,156

Total uses of cash	$43,740	$19,001	$120,333	$88,331

Cash used in raw material purchases increased in 2010 in comparison to 2009 primarily due to increased customer orders, as reflected in higher 2010 sales, the increase in the backlog, and higher material purchase prices. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects published average monthly market price indexes per pound for selected months during the last 18-month period.

	September 2010	December 2009	September 2009	December 2008
Nickel	$10.27	$7.74	$7.93	$4.39
Chrome	$1.25	$0.89	$0.90	$0.96
Molybdenum	$15.61	$11.47	$14.44	$9.85
Carbon scrap	$0.19	$0.15	$0.15	$0.11

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

Increased cash payments for employment costs for the nine-month period ended September 30, 2010 compared to the same period in 2009 are primarily due to increased labor hours worked in response to increased customer orders. Lower utility costs are primarily due to a 44% reduction in the rates paid for natural gas and a $493,000 reduction in the Bridgeville plant electric demand charges as the result of the installation of a capacitor bank to regulate the use of electricity. The decrease in other uses of cash, the majority of which is cash for production supplies, plant maintenance, outside conversion services, insurance and freight, is attributable to lower production volumes in the first three months of 2010 compared to the same period in 2009. Payments for income taxes for the three-month period ended September 30, 2010 increased $4.2 million from the same period in 2009 as a result of a federal tax refund in 2009 of $1.4 million compared with tax payments of $2.8 million in 2010. A Federal income tax refund of $4.1 million was received in the second quarter of 2010 and a refund of $1.4 million was received in the 2009 third quarter. Payments for income taxes for the nine-month period ended September 30, 2010 were $4.3 million compared with $173,000 for the same period in 2009.

The Company had capital expenditures for the nine-month period ended September 30, 2010 of $5.1 million compared with $10.3 million for the same period in 2009. The decrease is primarily due to substantially completing the capital program for the upgrade of the Bridgeville facility melt shop, which comprised $2.1 million of the 2010 expenditures and $8.2 million of the 2009 expenditures respectively.

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. The Company anticipates that it will fund its 2010 working capital requirements and its capital expenditures primarily from internally generated funds and borrowings under the revolving credit facility, if necessary. At September 30, 2010, the Company had all of its $15.0 million revolving line of credit available for borrowings. The Company is in compliance with its covenants under the credit agreement as of September 30, 2010.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The Company recorded a liability of $373,000, equal to the fair value of the swap agreement at September 30, 2010. This fair value, net of tax, is reported as other comprehensive loss within stockholders’ equity. Changes in market interest rates will be reflected as changes to the fair value of the corresponding liability or receivable, although the Company’s actual interest rate payments will continue to be fixed at 4.515%.

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

Long-lived assets at each operating facility are reviewed for impairment annually. An impairment write-down will be recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. No triggering events occurred which would require management to assess the carrying values of such long-lived assets and no impairment reserve had been deemed necessary as of September 30, 2010 or December 31, 2009. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2010.

The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements or commodity values. In 2009, the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Also in 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement, the last of which matured March 31, 2010. The interest rate swap and nickel futures contracts qualify as cash flow hedges and are marked-to-market at each reporting period date with unrealized gains and losses included in other comprehensive loss to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 9, 2010

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)