Form 10-K
period 2010-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2011-03-03
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, based on the closing price of $15.99 per share on that date, was $51,432,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2011, there were 6,881,464 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. According to the Specialty Steel Industry of North America (“SSINA”), annual domestic consumption of specialty steels approximated 1.6 million tons in 2009 compared with 2.3 million tons in 2008. Of the 2009 amount, approximately 1.2 million tons of specialty steels consumed domestically represented stainless steel sheet and strip and electrical alloy products which the Company does not produce. Also, according to SSINA data through October 31, 2010, U.S. consumption of total specialty steel products in 2010 increased 32% from 2009 levels. The consumption of those products in the Company’s addressable market, comprising stainless steel bar, rod and wire products, increased by 44%, 89% and 14%, respectively.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2010	2009	2008
(dollars in thousands)
Stainless steel	$142,302	$98,069	$172,222
Tool steel	26,196	9,413	39,046
High-strength low alloy steel	10,310	9,235	11,936
High-temperature alloy steel	5,853	5,567	7,931
Conversion service	2,719	1,203	1,941
Scrap sales and other	2,043	1,420	2,030

Total net sales	$189,423	$124,907	$235,106

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

RAW MATERIALS

The Company’s Bridgeville facility depends on the delivery of key raw materials for its day-to-day operations. These key raw materials are ferrous and non-ferrous scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum and copper. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and dealers. The Company also recycles scrap metal generated from its own production operations as a source of metal for the melt shop. Alloys are generally purchased from domestic agents and originate in Australia, Canada, China, Russia and South Africa. Political disruptions in countries such as these could cause supply interruptions and affect the availability and price of the raw materials purchased by the Company.

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

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2010 and 2009. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. The Company does not maintain any long-term agreements with any of its raw material suppliers.

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

CUSTOMERS

The Company’s customer base increased from 568 customers at December 31, 2009 to 595 customers at December 31, 2010. The Company’s five largest customers in the aggregate accounted for approximately 45% and 38% of sales for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, sales to Carpenter Technology Corporation (“CRS”) accounted for 14% of the Company’s sales and 17% of accounts receivable. No other customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2010. Sales outside of the United States approximated 5% of 2010, 10% of 2009 and 4% of 2008 sales, respectively.

BACKLOG

The Company’s backlog of orders on hand, considered to be firm, as of December 31, 2010 was approximately $69 million as compared to approximately $36 million at the same time in 2009. The 93% increase in the backlog is primarily due to increased demand primarily caused by improving economic and credit conditions which started to impact order entry levels during the first quarter of 2010. The December 31, 2010 backlog has no promise dates beyond the year 2011. The Company’s backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and therefore should not be used as a direct measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

Annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximated 400,000 tons in 2009 compared with 600,000 tons in 2008. The Company chooses to restrict its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that twelve companies that manufacture one or more similar specialty steel products are significant competitors. There are many smaller producing companies and material converters that are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2009 and 2008 was 51% and 53%, respectively, for stainless bar, and 39% and 49%, respectively, for stainless rod. Import penetration during the first ten months of 2010 for stainless bar and rod was 49% and 36%, respectively, according to SSINA.

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

In December 2010, the Company received an import duty net payment of $32,000, and, in December 2009, the Company received a net payment of $551,000. Benefits awarded from the CDSOA expired on September 30, 2007. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. The Company expects minimal distributions in the future.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and for all of its employees represented by United Steelworkers (the “USW”) and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2010, the Company had 298 employees at its Bridgeville facility, 38 employees at its Titusville facility and 182 employees at its Dunkirk facility, of which 237, 32 and 158 were USW members, respectively.

Collective Bargaining Agreements

The Company recognizes the USW as the exclusive representative for the Company’s hourly employees with respect to the terms and conditions of their employment. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Dunkirk	November 2007	October 2012
Bridgeville	September 2008	August 2013
Titusville	October 2010	September 2015

The Company believes a critical component of its collective bargaining agreements is the inclusion of a profit sharing plan. Under the plan, the hourly employees are entitled to receive 8.5% of their respective facilities’ annual pretax profits in excess of $1.0 million at Bridgeville and Dunkirk, and in excess of $500,000 at Titusville.

Employee Benefit Plans

The Company also maintains a 401(k) retirement plan for its hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plan for the hourly employees employed at the Dunkirk and Titusville facilities, based on service. The Company makes periodic contributions for the salaried employees, the amount of the contribution is dependent upon their individual contribution to the 401(k) retirement plan.

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

The Company also provides group life and health insurance plans for its hourly and salaried employees.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2010, the Company had issued 122,933 shares of Common Stock since the plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2011, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Dennis M. Oates (58)	2008	Chairman, President and Chief Executive Officer

William W. Beible, Jr. (59)	2009	Senior Vice President of Operations

Paul McGrath (59)	1996	Vice President of Administration, General Counsel and Secretary

Douglas McSorley (45)	2010	Vice President of Finance, Chief Financial Officer and Treasurer

Christopher M. Zimmer (37)	2010	Vice President of Sales and Marketing

Dennis M. Oates has been President and Chief Executive Officer of the Company since January 2008. Mr. Oates was named to the Company’s Board of Directors in October 2007. Mr. Oates previously served as Senior Vice

President of the Specialty Alloys Operations of Carpenter Technology Corporation from 2003 to July 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals, Inc. from 1998 to 2003. In May 2010, the Board of Directors elected Mr. Oates to the additional position of Chairman.

William W. Beible, Jr. has been Senior Vice President of Operations of the Company since February 2009. Mr. Beible was employed by Carpenter Technology Corporation from 2006 to 2008 and served in several positions, including Vice President of Manufacturing—Specialty Alloys Operations. Mr. Beible also served as Vice President of Business Improvement and of Information Technology at P.H. Glatfelter Company, a global supplier of specialty papers and engineered products, from 2003 to 2005.

Paul A. McGrath has been Vice President of Administration of the Company since January 2007, General Counsel since 1995 and was appointed Secretary in 1996. Mr. McGrath served as Vice President of Operations from 2001 to December 2006. Previously, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Douglas McSorley has been Vice President of Finance, Chief Financial Officer and Treasurer since July 2010. Mr. McSorley was previously employed as Chief Financial Officer of PSC Metals, Inc., an Icahn Enterprises L.P. scrap metal recycling company operating in the United States and Canada from 1999 to 2009. He joined a predecessor company to PSC as Controller in 1994, after serving five years with Deloitte & Touche LLP in Ontario, Canada, where he worked as a Chartered Accountant with a broad spectrum of industrial clients.

Christopher M. Zimmer has been Vice President of Sales and Marketing since April 2008. Mr. Zimmer previously served as Vice President of Sales and Marketing for Schmoltz+Bickenbach USA from 1995 to 2008. He held positions of increasing responsibility including inside sales, commercial manager—stainless bar, general manager—nickel alloy products, and National Sales Manager.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATED CUSTOMER BASE

Net sales to the Company’s largest 2010 customer accounted for 14% of 2010 sales. The accounts receivable balance from this largest customer comprised approximately 17% of total accounts receivable at December 31, 2010. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

AEROSPACE MARKET

Approximately 35% of the Company’s sales and 27% of tons shipped represent products sold to customers in the aerospace market in 2010. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

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

GLOBAL ECONOMIC AND MARKET FACTORS

Our results of operations are affected directly by the level of business activity of our customers, which in turn is affected by global economic and market factors impacting the industries and markets that they serve. We are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers. The continuing turmoil in the global financial system has had and may continue to have, an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the financial markets deteriorate. There can be no assurance that global economic and market conditions will not adversely impact our results of operations, cash flow or financial position in the future.

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

KEY PERSONNEL

The Company depends on the continued service, availability and ability to attract skilled personnel, including members of our executive management team, management, metallurgists, maintenance and production positions. The inability of the Company and industry to attract and retain such people may adversely impact our ability to fill existing roles and support growth. Further, the loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

LABOR MATTERS

The Company has 427 employees out of a total of 518 who are covered under collective bargaining agreements. There can be no assurance that the Company will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire.

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

Specialty steel production is a capital-intensive industry. The Company believes that its facilities and equipment are suitable for its present needs. The Company believes, however, that it will continue to require capital from time to time to add new equipment and to repair or replace existing equipment to remain competitive and to enable it to manufacture quality products and provide delivery and other support service assurances to its customers. See Capital Expenditures and Investments, page 18.

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

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, a total of 7,094,314 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 154 holders of record. There were 282,850 shares of the issued Common Stock of the Company held in treasury at December 31, 2010.

Certain holders of Common Stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders and provides to them two demand registration rights exercisable at any time upon written request for the registration of shares of Common Stock having an aggregate net offering price of at least $5.0 million.

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Select Market under the symbol “USAP.” The following table sets forth the range of high and low sale prices per share of Common Stock, for the periods indicated below:

	2010		2009
	High	Low	High	Low
First quarter	$24.09	$17.07	$16.32	$7.98
Second quarter	$25.37	$15.83	$16.86	$9.48
Third quarter	$25.06	$15.68	$21.23	$14.68
Fourth quarter	$33.50	$23.80	$19.41	$14.48

EQUITY COMPENSATION PLAN INFORMATION

Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans A
Equity compensation plans approved by security holders	605,600	$22.02	481,385
Equity compensation plans not approved by security holders	—	—	—

Total	605,600	$22.02	481,385

A	Includes 454,318 shares of Common Stock on stock options not issued under the Stock Incentive Plan and 27,067 available under the 1996 Employee Stock Purchase Plan, as amended.

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s stock with the cumulative total return on the equity securities of NASDAQ Composite Index and a peer group selected by the Company. The peer group consists of domestic specialty steel producers: Allegheny Technologies, Inc.; Brush Engineered Materials Inc.; Carpenter Technology Corp.; Haynes International Inc.; and RTI International Metals, Inc. The graph assumes an investment of $100 on December 31, 2005 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization. The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

Company/Peer/Market	Fiscal Year Ending December 31,
	2005	2006	2007	2008	2009	2010
Universal Stainless & Alloy Products, Inc.	$100.00	$223.20	$237.13	$96.60	$125.73	$208.53
Peer Group	100.00	215.83	228.07	66.24	108.71	143.89
NASDAQ Composite Index	100.00	110.25	121.88	73.10	106.22	125.36

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

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2010	2009	2008	2007	2006
(dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
Net sales	$189,423	$124,907	$235,106	$229,936	$203,873
Operating income (loss)	20,423	(4,657)	19,092	33,407	32,359
Net income (loss)	13,242	(2,958)	13,950	22,504	20,590

FINANCIAL POSITION AT YEAR-END
Cash and cash equivalents	$34,944	$42,349	$14,812	$10,648	$2,909

Total assets	212,668	181,714	182,944	164,296	155,287
Long-term debt	7,990	10,823	1,046	1,453	17,228
Stockholders’ equity	159,623	144,226	145,700	129,602	104,654

COMMON SHARE DATA
Basic earnings (loss) per share	$1.95	$(0.44)	$2.08	$3.39	$3.19
Diluted earnings (loss) per share	1.93	(0.44)	2.05	3.32	3.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEMS AFFECTING COMPARABILITY OF RESULTS

The Company recorded net income for the year ended December 31, 2010 of $13.2 million. These results include a favorable third quarter 2010 inventory adjustment of $976,000 for additional metal recovered as a result of a capital project streamlining the scrap loading area, and a $647,000 increase in stock option compensation as a result of changes in estimated forfeiture rates and to fully expense vested options.

The Company recorded a net loss of $3.0 million for the year ended December 31, 2009. These results include a $742,000 negative tax adjustment primarily for the reconciliation of tax balances at June 30, 2009 to the 2008 tax returns prepared during the second quarter 2009 and the following unusual charges (totaling $6.0 million pre-tax) recorded during the three-month period ended March 31, 2009, primarily due to the deepening recession and economic uncertainty:

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

An analysis of the Company’s operations is as follows:

For the years ended December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$142,302	75.1%	$98,069	78.5%	$172,222	73.2%
Tool steel	26,196	13.8	9,413	7.5	39,046	16.6
High-strength low alloy steel	10,310	5.5	9,235	7.4	11,936	5.1
High-temperature alloy steel	5,853	3.1	5,567	4.5	7,931	3.4
Conversion services	2,719	1.4	1,203	1.0	1,941	0.8
Scrap sales and other	2,043	1.1	1,420	1.1	2,030	0.9

Total net sales	189,423	100.0	124,907	100.0	235,106	100.0
Total cost of products sold	155,651	82.2	117,901	94.4	204,929	87.2
Selling and administrative expenses	13,349	7.0	11,663	9.3	11,085	4.7

Operating income (loss)	$20,423	10.8%	$(4,657)	(3.7)%	$19,092	8.1%

2010 Results as Compared to 2009

Net sales for the year ended December 31, 2010 increased $64.5 million as compared to 2009. The increase is primarily due to a 54% increase in tonnage shipped as well as price increases realized in 2010. The year over year increase in net sales due to increased shipment volume was $52.7 million. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover throughout 2010 as compared to 2009. During 2009, weaker economic conditions resulted in “destocking” in the service center industry to bring inventory levels in line with significantly lower end-user demand.

Cost of products sold, as a percentage of net sales, was 82.2% and 94.4% for 2010 and 2009, respectively. The results for 2010 and 2009 include a $976,000 favorable inventory adjustment in 2010, as described above, and $3.9 million of the 2009 unusual charges outlined above, representing 0.5% and 3.1% of net sales, respectively. Excluding these adjustments, gross margin was 17.3% of sales in 2010 compared to 8.7% for 2009. The improved proportion of cost of sales to sales in 2010 is also attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

Net sales by market segment are as follows:

For the years ended December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
Service centers	$88,948	47.0%	$50,355	40.3%	$110,889	47.2%
Forgers	41,793	22.0	39,821	31.9	52,551	22.4
Rerollers	36,515	19.3	12,174	9.7	41,660	17.7
Original equipment manufacturers	13,800	7.3	16,089	12.9	18,955	8.1
Wire redrawers	4,132	2.2	3,845	3.1	7,129	3.0
Conversion services	2,719	1.4	1,203	1.0	1,941	0.8
Scrap sales and other	1,516	0.8	1,420	1.1	1,981	0.8

Net sales	$189,423	100.0%	$124,907	100.0%	$235,106	100.0%

Tons shipped	43,373		28,182		45,679

Selling and administrative expenses increased in 2010 to $13.3 million, or 7.0% of sales, from $11.7 million, or 9.3% of sales in 2009. The increased cost in 2010 is primarily due to a $2.1 million increase in accrued variable compensation, the $647,000 increase in stock option compensation, as described above, and by a $408,000 increase in salary and benefit expenses in 2010, which were partially offset by $2.1 million of the 2009 unusual charges outlined above.

The effective income tax rate in 2010 was 34.0% as compared to a benefit of (27.0)% for 2009. The effective income tax rate in the current year reflects taxable income and benefits from the domestic manufacturing deduction, whereas the prior year reflected a net operating loss, benefits related to a federal loss carryback and state loss carryforwards. The Company has $2.0 million of state tax carryforwards at December 31, 2010 and $2.2 million at December 31, 2009 that represent New York Empire Zone tax credits with no expiration date and various state net operating loss carryforwards expiring in 2029. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize these tax credits and losses.

In 2009, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances to 2008 federal and state income tax returns. The Company determined that $370,000 of this adjustment related to prior periods and was not considered material to any prior period or to 2009 that would require the restatement of prior period financial statements. The remaining $172,000 of adjustments consisted of $48,000 relating to 2009 tax provision-to-tax return adjustments to properly report state tax credits, and the remaining $124,000 related to other timing differences, primarily state bonus depreciation adjustments.

2009 Results as Compared to 2008

The decrease in net sales in 2009 is primarily due to a 38% decline in tonnage shipped, partially offset by base price increases realized in 2009. The lower demand for the Company’s products was primarily a result of an oversupply of product within the service center industry resulting from deteriorating economic and credit conditions which started to impact order entry levels during the fourth quarter of 2008.

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

In 2009, as previously discussed, the Company recorded a $742,000 negative tax adjustment primarily for the reconciliation of tax balances to 2008 federal and state income tax returns. The effective income tax benefit in 2009 was (27%) compared with an effective income tax rate of 29.9% in 2008. The effective income tax rate in 2009 reflected a net operating loss and benefits related to a federal loss carryback and state loss carryforwards, whereas the prior year had taxable income and benefited from the domestic manufacturing deduction and investment tax credits generated from capital improvements made at the Dunkirk facility in 2008.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$99,092	57.2%	$71,670	66.2%	$121,612	58.9%
Tool steel	25,325	14.6	9,146	8.4	37,631	18.2
High-strength low alloy steel	2,091	1.2	3,017	2.8	3,881	1.9
High-temperature alloy steel	2,427	1.4	1,988	1.8	2,977	1.4
Conversion service	2,110	1.2	763	0.7	1,278	0.6
Scrap sales and other	1,928	1.1	1,391	1.3	1,875	0.9

	132,973	76.7	87,975	81.2	169,254	81.9
Intersegment	40,321	23.3	20,344	18.8	37,384	18.1

Total net sales	173,294	100.0	108,319	100.0	206,638	100.0
Material cost of sales	85,507	49.3	49,592	45.8	114,930	55.6
Operation cost of sales	61,428	35.5	52,656	48.6	68,415	33.1
Selling and administrative expenses	9,048	5.2	8,467	7.8	7,613	3.7

Operating income (loss)	$17,311	10.0%	$(2,396)	(2.2)%	$15,680	7.6%

Net sales for the year ended December 31, 2010 increased by $65.0 million, or 60.0%, in comparison to the year ended December 31, 2009 primarily due to a 57.5% increase in tonnage shipped, and base price increases realized in 2010. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover throughout 2010 as compared to 2009. During 2009, weaker economic conditions resulted in ‘destocking’ in the service center industry to bring inventory levels in line with significantly lower end-user demand. A 144% increase in reroller shipments was accompanied by a 111% increase in service center plate shipments, a 23.1% increase in service center long products shipments, and a 10.5% increase in forger shipments. Shipments of service center plate products, petrochemical products, aerospace products and power generation products increased 111%, 70%, 47% and 41%, respectively, over 2009.

Net sales for the year ended December 31, 2009 decreased by $98.3 million, or 47.6%, in comparison to the year ended December 31, 2008 primarily due to a 37% decline in tonnage shipped, partially offset by base price increases realized in 2009. Shipments of service center plate products, petrochemical products, aerospace products and power generation products decreased 64%, 43%, 29% and 14%, respectively, over 2008.

Operating income for year ended December 31, 2010 increased by $19.7 million compared to the year ended December 31, 2009. The 2010 results include a $976,000 favorable inventory adjustment, as described above, and $5.0 million of the 2009 unusual charges outlined above, representing 0.6% and 4.6% of net sales, respectively. Excluding the impact of the unusual charges, material costs, as a percentage of sales, increased to 49.9% from 43.7% for the years ended December 31, 2010 and 2009, respectively, as a result of higher material costs in the year 2010, and operation costs, as a percentage of sales, decreased to 35.4% from 48.0% for the same years, respectively. The improved proportion of cost of sales to sales in 2010 is also attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

Operating income for the year ended December 31, 2009 decreased by $18.1 million from 2008 primarily due to the impact of the unusual charges and lower production volumes. The 2009 results include $5.0 million of the unusual charges outlined above, representing 4.6% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, dropped from 55.6% to 43.7% reflecting a better alignment of material costs and related sales prices and yield improvements recognized on 2009 shipments of semi-finished products.

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total net sales)
NET SALES
Stainless steel	$43,211	76.3%	$26,399	70.9%	$50,610	76.4%
High-strength low alloy steel	8,219	14.5	6,218	16.7	8,055	12.2
High-temperature alloy steel	3,426	6.1	3,579	9.6	4,954	7.5
Tool steel	871	1.5	267	0.7	1,415	2.1
Conversion services	609	1.1	440	1.2	663	1.0
Scrap sales and other	114	0.2	29	0.1	155	0.2

	56,450	99.7	36,932	99.2	65,852	99.4
Intersegment	150	0.3	313	0.8	396	0.6

Total net sales	56,600	100.0	37,245	100.0	66,248	100.0
Material cost of sales	33,003	58.3	23,221	62.3	40,899	61.7
Operation cost of sales	15,000	26.5	13,089	35.2	18,465	27.9
Selling and administrative expense	4,301	7.6	3,196	8.6	3,472	5.2

Operating income (loss)	$4,296	7.6%	$(2,261)	(6.1)%	$3,412	5.2%

Net sales for the year ended December 31, 2010 increased by $19.4 million, or 52.0%, in comparison to the year ended December 31, 2009 primarily due to a 35% increase in tonnage shipped and base price increases realized in 2010. The increase in shipments is attributed to improved economic conditions and market demand which continued to recover throughout 2010 as compared to 2009. During 2009, weaker economic conditions resulted in ‘destocking’ in the service center industry to bring inventory levels in line with significantly lower end-user demand. Sales to service centers in 2010 comprised 82.0% of external sales and 76.6% of external shipments. Service center sales increased by $17.5 million over the similar 2009 period. Shipments of aerospace products, general industrial products and petrochemical products increased 50%, 41% and 22%, respectively, over 2009.

Net sales for the year ended December 31, 2009 decreased by $31.0 million, or 44.5%, in comparison to the year ended December 31, 2008 primarily due to a 26% decline in tonnage shipped, partially offset by base price increases realized in 2009. Shipments of general industrial products, petrochemical products and aerospace products decreased 34%, 31% and 19%, respectively, over 2008.

Operating income increased by $6.6 million for the year ended December 31, 2010 as compared to the 2009 year. The results for the year ended December 31, 2009 include $1.0 million of the unusual charges outlined above, representing 2.9% of net sales. Excluding the impact of the unusual charges, material costs, as a percentage of sales, decreased to 58.3% from 60.4% of sales for the years ended December 31, 2010 and 2009, respectively, and operation costs, as a percentage of sales, decreased to 26.5% from 34.7% for the same years, respectively. This improvement is partially attributable to fixed operating costs being spread over higher production volumes.

Operating income for the year ended December 31, 2009 decreased by $5.7 million compared to the similar period in 2008 primarily due to the impact of the unusual charges and lower production volumes. The 2009 results include $1.0 million of the unusual charges outlined above, representing 2.5% of net sales.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and cash provided by operations. Working capital increased $12.5 million to $110.1 million at December 31, 2010 compared to $97.6 million at December 31, 2009. Accounts receivable increased $12.2 million as a result of increased sales for the three-month period ended December 31, 2010 in comparison to the three-month period ended December 31, 2009. The $28.4 million increase in inventory at December 31, 2010 compared to December 31, 2009 is due principally to an 88% increase in the volume of work-in-process applied to inventory in response to the rise in the Company’s backlog. The backlog increased from $36 million at December 31, 2009 to $69 million at December 31, 2010, an increase of 93%. The raw material inventory increased 29% due to significantly higher raw material purchase prices partially offset by an 8% decrease in the volume of raw material on hand. The Company received a $4.1 million federal income tax refund in 2010. Accounts payable increased $12.2 million, or 157%, related to the increase in production levels and raw material price increases. Accrued employment costs increased $4.3 million, comprised of increases of $3.9 million for incentive compensation and profit sharing accruals and $383,000 for accrued wages, as compared to December 31, 2009, which resulted from increased profitability and production levels.

The Company generated cash from operations of $1.3 million, $27.9 million, and $16.1 million in the years ended December 31, 2010, 2009 and 2008, respectively. Cash received from sales of $177.2 million, $139.5 million, and $228.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, represent the primary source of cash from operations. An analysis of the primary uses of cash is as follows:

For the years ended December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
(dollars in thousands; percentages are of total uses of cash)
Raw material purchases	$93,625	53.2%	$40,699	36.4%	$111,212	52.3%
Employment costs	32,768	18.6	27,840	25.0	38,380	18.1
Utilities	14,240	8.1	14,891	13.3	19,915	9.4
Capital expenditures	7,481	4.3	12,394	11.1	12,905	6.0
Other	27,762	15.8	15,746	14.2	30,166	14.2

Total uses of cash	$175,876	100.0%	$111,570	100.0%	$212,578	100.0%

Cash used for raw material purchases increased in 2010 in comparison to 2009 primarily due to increased production and higher purchase prices. The Company continuously monitors market price fluctuations of its key raw materials.

The following table reflects the average market values per pound for key raw materials for selected months during the last three-year period.

	December 2010	June 2010	December 2009	June 2009	December 2008	June 2008
Nickel	$10.94	$8.79	$7.74	$6.79	$4.39	$10.23
Chrome	$1.31	$1.33	$0.89	$0.78	$0.96	$2.19
Molybdenum	$16.17	$14.73	$11.47	$10.34	$9.85	$33.22
Carbon scrap	$0.19	$0.20	$0.15	$0.10	$0.11	$0.34

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

The average price of nickel was $9.89, $6.65 and $9.58 per pound for the years 2010, 2009 and 2008, respectively. The average price of chrome was $1.26, $0.82 and $1.84 per pound for the years 2010, 2009 and 2008, respectively. The average price of carbon scrap was $0.19, $0.11 and $0.23 per pound for the years 2010, 2009 and 2008, respectively. The significantly higher prices in 2008 were believed to be due to increased demand from foreign and domestic sources coupled with supply volatility. The global economic and market factors that impacted the fourth quarter of 2008 and the first quarter of 2009 weakened demand for raw materials and depressed prices. Prices for raw materials have continued to increase since the second quarter of 2009.

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

Cash payments in 2010 for employment costs were $4.9 million higher than 2009 primarily due to higher production volumes and higher payouts under the Company’s profit-sharing plan and variable compensation. The decrease in employment costs in 2009 compared to 2008 were primarily due to lower production volumes and lower payouts under the Company’s profit-sharing plans, which were partially offset by higher wage and benefit rates.

Utility costs for 2010 were flat compared to 2009 costs as a result of a reduction in natural gas costs that were offset by an increase in electricity costs. The electricity increase in 2010 was a result of higher usage related to higher production levels, partially offset by lower rates. The overall natural gas cost was lower in 2010 largely a result of lower gas prices, partially offset by increased consumption compared to 2009.

Other uses of cash, the majority of which is cash for production supplies, plant maintenance, outside conversion services, insurance and freight, increases or decreases in relation to production volume. Maintenance expenses in 2009 decreased by $3.6 million in comparison to 2008, followed by a $2.4 million increase in 2010 in response to increased production levels. In addition, payments for federal and state income taxes, net of refunds received decreased $7.7 million in 2009 as a result of tax payments of $6.3 million in 2008 compared to a net refund of $1.4 million in 2009. Income tax payments increased by $3.1 million in 2010 as a result of net taxes paid in 2010 of $1.8 million compared with the $1.4 million refund in 2009.

Capital Expenditures and Investments. The Company’s capital expenditures were approximately $7.4 million and $12.4 million in 2010 and 2009, respectively. The 2010 expenditures included $2.6 million for the Bridgeville melt shop project and several other smaller projects, while the 2009 expenditures included $9.6 million for the melt shop project with the balance of the 2009 expenditures primarily used for the addition of annealing and finishing equipment.

In January 2009, the Company announced that it would invest $13 million in its Bridgeville melt shop. The investment includes major upgrades in equipment, automation and plant layout designed to: cut production cycle times and customer lead times; improve on-time delivery performance; increase material yields; reduce operating costs and enhance working capital management. The spending is substantially complete, and the Company funded the investment with the Term Loan (as defined below).

Capital expenditures are expected to approximate $10 to $15 million in 2011, of which $5.6 million is for remelt expansion.

Capital Resources Including Off-Balance Sheet Arrangements. The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment, or material related-party transaction arrangements.

PNC Credit Agreement. During 2009, the Company entered into a new unsecured credit agreement with PNC Bank (the “PNC Credit Agreement”), which provides for a $12.0 million term loan scheduled to mature on February 28, 2014 (“Term Loan”) and a $15.0 million revolving credit facility with a term expiring on June 30, 2012 (the “PNC Line”). At December 31, 2010, the Company had its entire PNC Line available for borrowings.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $10.2 million at December 31, 2010. The Company recorded a liability of $287,000, equal to the fair value of the swap agreement at December 31, 2010. This fair value, net of tax, is reported as accumulated other comprehensive loss within stockholders’ equity. Changes in market interest rates will be reflected as changes to the fair value of the corresponding liability or receivable, although the Company’s actual interest rate payments will continue to be fixed at 4.515%.

The Company pays a commitment fee on the unused portion of the PNC Line of 0.25%, provided it maintains certain financial ratios. Interest on borrowings under the PNC Line is based on short-term market rates, which may be further adjusted, based upon the Company maintaining certain financial ratios. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio of 2.5:1.0 or less; a minimum debt service ratio of 2.5:1.0 or greater; and a minimum tangible net worth of $159.6 million as of December 31, 2010. The Company was in compliance with all financial ratios and restrictive covenants it is required to maintain under the credit agreement at December 31, 2010. The Company believes it will maintain compliance with the financial covenants in effect throughout 2011.

Government Financing Programs. The Company maintains two loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, originally aggregating $600,000. A $200,000 15-year loan bears interest at 5% per annum with the term ending in 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. As of December 31, 2010, the total principal balance of all government-financed debt instruments is $0.6 million.

Share-based Financing Activity. The Company issued 50,415 and 40,820 shares of its Common Stock for the years ended December 31, 2010 and 2009, respectively, through its two share-based compensation plans. In 2010, 40,550 stock options issued under the Stock Incentive Plan were exercised for $466,000 plus related tax benefits of $143,000. In 2009, 32,000 stock options were issued for $253,000 plus related tax benefits of $86,000. The remaining shares were issued to participants of the Employee Stock Purchase Plan.

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company has not repurchased any shares under the program since 2001. The Company is authorized to repurchase 45,100 remaining shares of Common Stock under this program as of December 31, 2010.

Short- and Long-Term Liquidity. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the PNC Credit Agreement. At December 31, 2010, the Company had $34.9 million in cash and $15.0 million available under the PNC Line. In addition, the ratio of current assets to current liabilities at December 31, 2010 was 4.7:1 compared with 8.8:1 at December 31, 2009, and the debt to total capitalization ratio was 6.3% compared with 8.3%, due to making $2.2 million in principal repayments and the increase in Stockholders’ Equity. The Company’s long-term liquidity depends upon its ability to obtain additional orders from its existing customers, attract new customers and control costs. Additional sources of financing may be required to fund growth initiatives identified by the Company.

Contractual Obligations. At December 31, 2010, the Company had the following contractual principal and interest obligations:

(dollars in thousands)	Total	Payments Due by Period
		Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Long-term debt	$11,897	$3,281	$7,601	$1,010	$5
Operating lease obligations	68	31	37	—	—
Purchase obligations	12,197	12,197	—	—	—

Total contractual obligations	$24,162	$15,509	$7,638	$1,010	$5

Long-term debt does not include any outstanding balance on the PNC Line, currently due to expire on June 30, 2012, since there was no outstanding balance on December 31, 2010. Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

Import Protections. The CDSOA provides for payment of import duties collected by the U.S. Treasury Department to domestic companies injured by unfair foreign trade practices. The assets purchased by Dunkirk Specialty Steel were previously owned and operated by AL Tech Specialty Steel, Inc. and Empire Specialty Steel, Inc. During their ownership, both organizations participated in several anti-dumping lawsuits with other domestic specialty steel producers. In accordance with the CDSOA, which expired September 30, 2007, the Company filed claims to receive their appropriate share of the import duties collected and received a net payment of $32,000 in 2010. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. The Company expects minimal distributions in the future.

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular increasing wage and benefit rates, continue to affect operations. The Company strives to mitigate the effects of inflation through cost containment, productivity improvements and sales price increases.

CONTINGENT ITEMS

Product Claims. The Company is subject to various claims and legal actions that arise in the normal course of conducting business. There were no material product claims outstanding at December 31, 2010.

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

The Company is aware of energy usage concerns relating to climate change; however, the Company is not aware of any pending regulations that are expected to have a material impact on the Company’s results of operations or liquidity.

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

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its receivables. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of total accounts receivable.

The cost of inventory is principally determined by the average cost method for material costs and operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. At December 31, 2009 and 2008, the Company’s stock price was below book value per share. In management’s judgment, a significant portion of the decline in the Company’s stock price was related to the unprecedented liquidity crisis and the overall economic recession, which began in 2008, and was not reflective of the underlying cash flows of the Company. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of December 31, 2010, 2009 and 2008. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at December 31, 2010.

Derivative Financial Instruments. The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements. In 2009, the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Also, in 2009, the Company entered into nickel futures contracts, the last of which matured March 31, 2010, to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. The interest rate swap and nickel futures contracts qualify as cash flow hedges and have been marked-to-market at each reporting period date with unrealized gains and losses included in other comprehensive income (loss) (“OCI”) to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings.

New Accounting Pronouncements. See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

FUTURE OUTLOOK

The Company entered 2011 with a total backlog of approximately $69 million, which is 93% higher than the $36 million backlog at the beginning of 2010. The current backlog mainly consists of semi-finished products for rerollers and forgers and tool steel plate and finished bar for service centers. The increase is primarily due to stronger end-market demand within each of the Company’s end markets. End-market demand is expected to gradually increase from current levels during 2011. The Company expects orders for its products will improve in 2011 as demand increases. Our ability to make scheduled payments of principal, or to pay the interest on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash, together with available borrowings under the line of credit agreement, will be adequate to meet the future liquidity needs during the one year following December 31, 2010.

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

The Company’s customers and suppliers absorb fluctuations in foreign currency exchange rates. Prices for the Company’s raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market prices increase. Selling price increases and surcharges are implemented to offset raw material and natural gas market price increases.

The cost of raw materials represented 57% of the Company’s total cost of products sold in 2010 due to increases in prices for raw materials purchased compared with approximately 52% of the total cost of products sold in 2009 due to lower raw material prices, compared with 63% in 2008. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. The Company does not maintain any long-term agreements with any of its raw material suppliers.

The Company has implemented a sales price surcharge mechanism on its products to help offset the impact of raw material price fluctuations. For substantially all stainless semi-finished products, the surcharge is calculated at the time of order entry, based on current raw material prices. For substantially all finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on the financial results of the Company and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

The Company may use derivative financial instruments to reduce certain types of financial risk. Fixed-price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. In order to reduce the risk of fluctuating profit margins on firm price sales, the Company, in 2009, entered into commodity futures contracts, the last of which matured March 31, 2010, to purchase certain critical raw materials necessary to produce the products sold under a fixed-price sales arrangement. To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $10.2 million at December 31, 2010.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The Company currently is not exposed to market risk from changes in interest rates related to its government long-term debt. At December 31, 2010, all of the Company’s $623,000 of government long-term debt had fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. In addition, our audit included the financial statement schedule listed in the index at Item 15 (2). We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements, referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations, comprehensive income (loss) and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 3, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2010	2009	2008
(dollars in thousands, except per share information)
Net sales	$189,423	$124,907	$235,106
Cost of products sold	155,651	117,901	204,929
Selling and administrative expenses	13,349	11,663	11,085

Operating income (loss)	20,423	(4,657)	19,092
Interest expense and other financing costs	(452)	(89)	(105)
Other income, net	92	695	911

Income (loss) before income tax expense	20,063	(4,051)	19,898
Provision (benefit) for income taxes	6,821	(1,093)	5,948

Net income (loss)	$13,242	$(2,958)	$13,950

EARNINGS (LOSS) PER COMMON SHARE
Basic	$1.95	$(0.44)	$2.08
Diluted	$1.93	$(0.44)	$2.05

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	6,782,576	6,755,560	6,706,535
Diluted	6,868,255	6,755,560	6,801,203

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,	2010	2009	2008
(dollars in thousands)
Net income (loss)	$13,242	$(2,958)	$13,950
Net change in fair market value of cash flow hedges:
Interest rate swap	(142)	(145)	—
Nickel hedge contracts	(94)	94	—
Tax effect	86	19	—

Comprehensive income (loss)	$13,092	$(2,990)	$13,950

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009
(dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,944	$42,349
Accounts receivable (less allowance for doubtful accounts of $2,134 and $2,132)	29,273	17,028
Inventory, net	69,710	41,322
Other current assets	5,661	9,344

Total current assets	139,588	110,043
Property, plant and equipment, net	71,581	70,085
Other assets	1,499	1,586

Total assets	$212,668	$181,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$20,022	$7,783
Outstanding checks in excess of bank balance	544	734
Accrued employment costs	5,488	1,178
Current portion of long-term debt	2,833	2,223
Other current liabilities	605	553

Total current liabilities	29,492	12,471
Long-term debt	7,990	10,823
Deferred taxes	15,276	14,049
Other liabilities	287	145

Total liabilities	53,045	37,488

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,094,314 and 7,043,899 shares issued	7	7
Additional paid-in capital	41,341	38,776
Retained earnings	120,376	107,134
Treasury Stock at cost; 282,850 and 270,795 common shares held	(1,919)	(1,659)
Accumulated other comprehensive loss	(182)	(32)

Total stockholders’ equity	159,623	144,226

Total liabilities and stockholders’ equity	$212,668	$181,714

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2010	2009	2008
(dollars in thousands, except per share information)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,242	$(2,958)	$13,950
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,486	4,859	4,167
Loss on retirement of fixed assets	17	84	402
Deferred income tax	730	1,853	558
Share-based compensation expense	1,819	1,058	838
Tax benefit from share-based payment arrangements	(143)	(86)	(529)
Changes in assets and liabilities:
Accounts receivable, net	(12,245)	16,029	(5,556)
Inventory, net	(28,388)	21,900	2,350
Trade accounts payable	12,239	(11,567)	5,367
Outstanding checks in excess of bank balance	(190)	194	(1,524)
Accrued employment costs	4,310	(2,617)	(1,512)
Current income tax, net	4,175	(1,613)	(1,491)
Other, net	243	764	(874)

Net cash provided by operating activities	1,295	27,900	16,146

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of fixed assets	18	60	—
Capital expenditures	(7,481)	(12,394)	(12,905)

Net cash used in investing activities	(7,463)	(12,334)	(12,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt issuance	—	12,000	—
State grant funding the purchase of new equipment	500	—	—
Long-term debt repayment	(2,223)	(403)	(387)
Deferred financing costs	—	(84)	—
Proceeds from issuance of Common Stock	603	372	781
Purchase of treasury stock	(260)	—	—
Tax benefit from share-based payment arrangements	143	86	529

Net cash (used in) provided by financing activities	(1,237)	11,971	923

Net (decrease) increase in cash and cash equivalents	(7,405)	27,537	4,164
Cash and cash equivalents at beginning of period	42,349	14,812	10,648

Cash and cash equivalents at end of period	$34,944	$42,349	$14,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amount capitalized	$446	$65	$91
Income taxes paid (refunded), net	$1,774	$(1,368)	$6,351

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in high-grade short-term instruments or in bank transaction accounts with full FDIC insurance protection, regardless of amount. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will not be less than 1% of total accounts receivable. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense for fiscal years 2010, 2009 and 2008 was $4,000, $1.8 million and $13,000, respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. The Company changed its method of stating the raw material inventory from the first-in-first-out method to the weighted average cost method. The Company believes the change is preferable as the average cost method better reflects the current value of the co-mingled raw material inventory and provides a consistent better reflection of periodic income. The change did not have a material impact due to the rapid turn-over rate of the raw material inventory. Provisions are made for slow-moving inventory based upon management’s expected method of disposition. The net change in inventory reserves for fiscal years 2010, 2009 and 2008 was a $166,000 decrease, a $2.0 million decrease, and a $1.0 million increase, respectively.

Included in inventory are operating materials consisting of production molds and rolls that will normally be consumed within one year.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Material major equipment maintenance costs are capitalized as incurred and amortized into expense over the subsequent six-month period, while other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized. Maintenance expense for the fiscal year 2010, 2009 and 2008 was $11.9 million, $9.4 million and $13.1 million, respectively.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Direct costs incurred in the development and implementation of internal-use software are capitalized and recorded within property, plant and equipment, and amortized on a straight-line basis over its anticipated useful life, which is generally three to five years. Depreciation and amortization expense for fiscal year 2010, 2009 and 2008 was $5.5 million, $4.8 million and $4.1 million, respectively.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve has been deemed necessary as of December 31, 2010, 2009 and 2008.

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

Income Taxes. Deferred income taxes are provided for unused tax credits earned and the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized. Income tax penalties and interest are included in the provision for income tax expense.

In addition, the Company evaluates the tax positions taken or expected to be taken in its tax returns. A tax position should only be recognized in the financial statements if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes there are no known uncertain tax positions at December 31, 2010, 2009 and 2008.

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

Derivatives. In March 2008, the Financial Accounting Standards Board (“FASB”) issued “Disclosures about Derivative Instruments and Hedging Activities”, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of the standard, effective January 1, 2009, did not have a material impact on the Company’s financial statements.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2010	2009
(dollars in thousands)
Raw materials and supplies	$7,141	$5,585
Semi-finished and finished steel products	58,899	32,969
Inventory reserves	(986)	(1,152)
Operating materials	4,656	3,920

Total inventory	$69,710	$41,322

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2010	2009
(dollars in thousands)
Land and land improvements	$2,772	$2,603
Buildings	16,313	14,479
Machinery and equipment	90,909	86,276
Construction in progress	4,606	4,284

	114,600	107,642
Accumulated depreciation	(43,019)	(37,557)

Property, plant and equipment, net	$71,581	$70,085

Note 4: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2010	2009
(dollars in thousands)
Term Loan	$10,200	$12,000
Government debt	623	1,046
Less amounts due within one year	(2,833)	(2,223)

Total long-term debt	$7,990	$10,823

In February 2009, the Company executed an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolver at December 31, 2010 or December 31, 2009. The Term Loan was used to fund the capital expenditures for the Bridgeville melt shop upgrade. Accordingly, all of the $454,000 interest on the loan for 2009 was capitalized and $132,000 of the 2010 interest was capitalized. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at December 31, 2010.

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

The Company leases certain office equipment and a vehicle. The aggregate annual principal payments due under the Company’s long-term debt and minimum lease payments under operating leases are as follows:

For the years ended December 31,	2011	2012	2013	2014	2015	Thereafter	Total
(dollars in thousands)
Long-term debt principal payments	$2,833	$3,391	$3,629	$931	$39	$—	$10,823
Operating lease minimum payments	30	25	13	—	—	—	68

Note 5: Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement minimizes the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (loss) (“OCI”) and reflected a $287,000 loss at December 31, 2010. The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $10.2 million at December 31, 2010.

In July 2009, the Company entered into nickel futures contracts, the last of which matured March 31, 2010, to minimize the price change impact of anticipated purchases of nickel over the life of a customer fixed-price sales agreement which was designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel hedge agreements was recorded in accumulated OCI and reflected a $94,000 gain at December 31, 2009, which was realized in 2010.

The interest rate swap and nickel futures contracts qualify as cash flow hedges and are marked-to-market at each reporting period date with unrealized gains and losses included in OCI to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings. No cash flow hedges were discontinued and there was no ineffectiveness during the year. The location and amounts recorded in the Condensed Consolidated Balance Sheets for the derivative instruments are as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Other current assets	$—	$94
Other assets, deferred tax	105	53
Other current liabilities, deferred tax	—	(34)
Other liabilities	(287)	(145)

Shareholders equity, other comprehensive loss	$(182)	$(32)

Note 6: Fair Value Measurements

The Company adopted “Topic 820 Fair Value Measurement and Disclosures” which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2010 and December 31, 2009. The fair value of the Term Loan approximates the carrying amount based on the interest rate being based on one-month floating Libor rates.

Note 7: Income Taxes

Components of the provision for income taxes are as follows:

For the years ended December 31,	2010	2009	2008
(dollars in thousands)
CURRENT PROVISION (BENEFIT)
Federal	$5,887	$(4,109)	$5,553
State	205	1,164	(163)

DEFERRED PROVISION (BENEFIT)
Federal	568	2,450	936
State	161	(598)	(378)

Provision (benefit) for income taxes	$6,821	$(1,093)	$5,948

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2010	2009	2008
Federal statutory tax (benefit) rate	35.0%	(35.0)%	35.0%
Reconciliation of federal and state tax balances to tax returns	0.0	13.4	0.0
Statutory tax rate changes	0.0	(4.5)	(0.2)
Loss carryback realized at higher statutory rate	0.0	(1.9)	0.0
State government grants, net of federal tax impact	(0.1)	(1.2)	(2.4)
Domestic manufacturing deduction	(2.8)	0.0	(1.7)
State income taxes, net of federal tax impact	1.6	0.0	0.0
Other, net	0.3	2.2	(0.8)

Effective income tax (benefit) rate	34.0%	(27.0)%	29.9%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. The Company recognized tax credit benefits of $43,000 and $73,000 for fiscal years 2010 and 2009, respectively, none of which were applied against the respective year’s current tax provision. The balance of the credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize this tax credit.

The Company recognized a Pennsylvania Educational Improvement Tax Credit benefit (“PAEIT”) of $180,000 for 2008 which was applied against that year’s current tax provision.

Deferred taxes result from the following:

December 31,	2010	2009
(dollars in thousands)
DEFERRED TAX ASSETS
Receivables	$809	$837
Inventory	1,598	1,642
Accrued liabilities	386	288
Share-based compensation expense	1,443	848
State tax carryforwards (noncurrent)	1,294	1,416
Other	195	120

	$5,725	$5,151

DEFERRED TAX LIABILITIES
Property, plant and equipment (noncurrent)	$15,276	$14,049
Other	124	134

	$15,400	$14,183

State tax carryforwards represent New York Empire Zone tax credits with no expiration date and a state net operating loss carryforward expiring in 2029.

The Company is routinely under audit by federal or state authorities in the areas of income taxes and the remittance of sales and use taxes. The Company’s tax returns for tax years 2007 through 2010 remain subject to examination by the Internal Revenue Service and from 2006 for state tax jurisdictions.

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

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 45,100 remaining shares of Common Stock under this program as of December 31, 2010.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2010 and 2009, there were no preferred shares issued or outstanding.

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Treasury Stock
(dollars in thousands)
Balance at January 1, 2008	6,930,294	$7	$35,112	$96,142	$—	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	7,935		155
Exercise of Stock Options	64,850		626
Share-based compensation			838
Tax benefit on share-based compensation			529
Net income				13,950

Balance at December 31, 2008	7,003,079	$7	$37,260	$110,092	$—	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	8,820		119
Exercise of Stock Options	32,000		253
Share-based compensation			1,058
Tax benefit on share-based compensation			86
Net (loss)				(2,958)
Net losses on derivative instruments, net of tax					(32)

Balance at December 31, 2009	7,043,899	$7	$38,776	$107,134	$(32)	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	9,865		137
Exercise of stock options	40,550		466
Share-based compensation			1,819
Tax benefit on share-based compensation			143
Net income				13,242
Net losses on derivative instruments, net of tax					(150)
Purchase of treasury stock						12,055	(260)

Balance at December 31, 2010	7,094,314	$7	$41,341	$120,376	$(182)	282,850	$(1,919)

Note 9: Basic and Diluted Earnings Per Share

The computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 is as follows:

For the years ended December 31,	2010		2009		2008
	Income	Shares	Income	Shares	Income	Shares
(dollars in thousands, except per share amounts)
Income (loss) available to common Stockholders	$13,242	6,782,576	$(2,958)	6,755,560	$13,950	6,706,535
Effect of dilutive securities	—	85,679	—	—	—	94,668

Income (loss) available to common Stockholders plus assumed conversion	$13,242	6,868,255	$(2,958)	6,755,560	$13,950	6,801,203

EARNINGS (LOSS) PER COMMON SHARE
Basic	$1.95		$(0.44)		$2.08
Diluted	$1.93		$(0.44)		$2.05

The Company had 38,028 common stock equivalents outstanding at December 31, 2009 which were not included in the common share computations for earnings (loss) per share as the common stock equivalents were anti-dilutive.

Note 10: Share-based Compensation Plans

At December 31, 2010, the Company has three incentive compensation plans that are described below:

STOCK INCENTIVE PLAN

The Company maintains the Stock Incentive Plan that has been adopted and amended from time to time by the Company’s Board of Directors and approved by its stockholders. The Stock Incentive Plan permits the issuance of stock options to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. The stockholders approved an increase of 400,000 reserved shares in 2010. The Company may grant options up to a maximum of 1,750,000 shares of Common Stock, of which 454,318 are available for grant at December 31, 2010. The option price is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the Stock Incentive Plan will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of the Stock Incentive Plan activity as of and for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares Available for Grant	Non-Vested Stock Options Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2008	393,668	174,050	$14.80	403,650	$18.14
Granted	(160,000)	160,000	15.12	160,000	27.23
Stock options exercised				(64,850)	9.64
Stock options vested		(63,225)	12.00
Forfeited	19,250	(19,250)	18.57	(19,250)	32.07

Balance, December 31, 2008	252,918	251,575	15.42	479,550	21.77
Granted	(122,500)	122,500	9.24	122,500	16.31
Stock options exercised				(32,000)	7.90
Stock options vested		(84,250)	14.80
Forfeited	8,750	(5,750)	15.07	(8,750)	30.00

Balance, December 31, 2009	139,168	284,075	12.94	561,300	20.04
Additional shares reserved	400,000
Granted	(130,000)	130,000	12.49	130,000	22.10
Stock options exercised				(40,550)	11.49
Stock options vested		(95,700)	13.85
Forfeited	45,150	(36,400)	12.55	(45,150)	20.62

Balance, December 31, 2010	454,318	281,975	$12.94	605,600	$22.02

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted- Average Remaining Years Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$5.12 to $13.89	121,300	4.2	$9.79	95,775	$9.16
$14.18 to $16.98	113,500	6.9	16.14	66,550	15.64
$18.15 to $30.97	189,000	8.9	21.37	36,050	20.41
$31.95 to $34.80	136,000	6.8	33.12	94,050	32.84
$36.15 to $42.50	45,800	7.1	38.73	33,200	39.28

Outstanding at end of year	605,600	7.0	$22.02	325,625	$21.64

Exercisable at end of year	325,625	5.5

Proceeds from stock option exercises totaled $466,000 in 2010, $253,000 in 2009 and $625,000 in 2008. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $143,000 in 2010, $86,000 in 2009 and $529,000 in 2008.

Based upon the closing stock price of $31.28 at December 31, 2010, the aggregate intrinsic value of outstanding in-the-money stock options and outstanding exercisable in-the-money stock options was $6.2 million and $3.6 million, respectively. Intrinsic value of stock options is calculated as the amount by which the market price of the Company’s Common Stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised was $560,000 in 2010, $239,000 in 2009 and $1.5 million in 2008. The total fair value of share awards vested was $1.3 million during 2010, $1.2 million during 2009, and $759,000 in 2008.

Share-based Compensation Expense. FASB Accounting Standards require that share-based compensation to employees and directors be recognized as compensation expense in the income statement based on their fair values on the measurement date, which is the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The compensation expense recognized and its related tax effects are included in additional paid-in capital. Additional paid-in capital is further adjusted for the difference between compensation expense recorded under the accounting standard and compensation expense reported for tax purposes upon actual exercise of employee stock options.

Share-based compensation expense totaled $1.8 million in 2010, $1.1 million in 2009 and $838,000 in 2008. Share-based compensation expense is recognized ratably over the requisite service period for all awards. The tax benefit associated with the stock compensation expense recognized in the accompanying Consolidated Statements of Operations was $420,000 in 2010, $394,000 in 2009 and $305,000 in 2008. Unrecognized share-based compensation expense related to non-vested stock awards totaled $4.9 million at December 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 29 months.

Valuation of Share-based Compensation. The fair value of the Company’s employee stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company uses the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $1.6 million for 2010, $1.1 million for 2009, and $2.4 million for 2008. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of options granted are detailed in the table below:

	2010	2009	2008
Risk-free interest rate	1.53 to 2.68%	2.34 to 3.15%	2.19 to 3.87%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	54 to 59%	54 to 56%	47 to 53%
Weighted-average expected market price volatility	56.3%	55.2%	49.8%
Expected term	6.0 to 7.8 years	6.0 to 7.8 years	5.8 to 8.2 years

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

EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), the Company is authorized to issue up to 150,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2010, the Company has issued 122,933 shares of Common Stock since the plan’s inception.

CASH INCENTIVE PLANS

The Company has a management cash incentive plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2010, 2009 and 2008, the Company expensed $5.0 million, $252,000 and $3.7 million, respectively, under these plans.

Note 11: Retirement Plans

The Company has a defined contribution retirement plan that covers substantially all employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plan based on service for the Titusville and Dunkirk hourly employees. The company makes periodic contributions for the salaried employees; the amount of the contribution is dependent upon their individual contribution to the 401(k) retirement plan.

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

The total expense for the years ended December 31, 2010, 2009 and 2008 was $937,000, $743,000 and $972,000, respectively, including $567,000, $438,000 and $494,000, respectively, for the multi-employer Trust. No other post-retirement benefit plans exist.

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

The CDSOA provides for payment of import duties collected by the U.S. Treasury to domestic companies injured by unfair foreign trade practices. In accordance with the CDSOA, which expired in 2007, the Company filed claims to receive its appropriate share of the import duties collected. In 2010, 2009 and 2008 the Company received $32,000, $551,000 and $599,000, respectively, from the U.S. Treasury net of expenses incurred. Future benefits are dependent on the amount of undistributed import duties collected as of September 30, 2007 and the relationship of Dunkirk Specialty Steel’s claim in relation to claims filed by other domestic specialty steel producers. The Company expects minimal distributions in the future.

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2010, the Company’s total purchase obligations were $12.0 million, all of which will be due in year 2011.

Note 13: Segment and Related Information

The Company is comprised of three operating locations and the corporate headquarters. For segment reporting, the Bridgeville and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, treating and hot and cold rolling of semi-finished and finished specialty steels. A second reportable segment, Dunkirk Specialty Steel has a manufacturing process involving hot rolling and finishing specialty steel bar, rod and wire products. At December 31, 2010, 82% of the Company’s 518 employees are covered by USW collective bargaining agreements.

The accounting policies of both reportable segments are the same as those described in Note 1: Significant Accounting Policies. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, prepaid expenses, deferred income taxes, and property, plant and equipment.

For the years ended December 31,	2010	2009	2008
(dollars in thousands)
NET SALES
Universal Stainless & Alloy Products	$173,294	$108,319	$206,638
Dunkirk Specialty Steel	56,600	37,245	66,248
Intersegment	(40,471)	(20,657)	(37,780)

	$189,423	$124,907	$235,106

OPERATING INCOME (LOSS)
Universal Stainless & Alloy Products	$17,311	$(2,396)	$15,680
Dunkirk Specialty Steel	4,296	(2,261)	3,412
Intersegment	(1,184)	—	—

	$20,423	$(4,657)	$19,092

INTEREST EXPENSE AND OTHER FINANCING COSTS A
Universal Stainless & Alloy Products	$412	$30	$28
Dunkirk Specialty Steel	40	59	77

	$452	$89	$105

OTHER INCOME, NET
Universal Stainless & Alloy Products	$40	$62	$221
Dunkirk Specialty Steel B	52	633	690

	$92	$695	$911

DEPRECIATION AND AMORTIZATION
Universal Stainless & Alloy Products	$4,210	$3,555	$3,454
Dunkirk Specialty Steel	1,162	1,187	605
Corporate	114	117	108

	$5,486	$4,859	$4,167

CAPITAL EXPENDITURES
Universal Stainless & Alloy Products	$6,831	$11,496	$6,496
Dunkirk Specialty Steel	425	874	6,236
Corporate	226	24	173

	$7,482	$12,394	$12,905

A	Includes amortization of deferred financing costs of $17,000, $24,000 and $19,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
B	Includes net receipt of import duties of $32,000 in 2010, $551,000 in 2009 and $599,000 in 2008.

December 31,	2010	2009
(dollars in thousands)
ASSETS
Universal Stainless & Alloy Products	$128,281	$96,047
Dunkirk Specialty Steel	42,199	31,133
Corporate (including cash of $34.9 million and $42.3 million)	42,188	54,534

	$212,668	$181,714

The following table presents net sales by product line:

For the years ended December 31,	2010	2009	2008
(dollars in thousands)
Stainless steel	$142,302	$98,069	$172,222
Tool steel	26,196	9,413	39,046
High-strength low alloy steel	10,310	9,235	11,936
High-temperature alloy steel	5,853	5,567	7,931
Conversion services	2,719	1,203	1,941
Other	2,043	1,420	2,030

Total net sales	$189,423	$124,907	$235,106

Sales to the Company’s largest customer Carpenter Technology Corporation (CRS) totaled $25.9 million and accounted for 13.6% of total 2010 sales, and was included in the Universal Stainless & Alloy Products segment. The accounts receivable balances from CRS comprised 19% of total accounts receivable at December 31, 2010.

In 2010, the Company derived 5% of its revenues from markets outside of the United States compared with 10% in 2009 and 4% in 2008. The Company has no assets located outside the United States.

Note 14: Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share amounts)
2010 DATA
Net sales	$34,679	$51,291	$51,870	$51,583
Gross profit margin	4,919	9,697	10,315	8,841
Operating income	2,259	6,397	6,314	5,453
Provision for income taxes	736	2,140	2,107	1,838
Net income	1,427	4,155	4,091	3,569

Earnings per common share:
Basic	$0.21	$0.61	$0.60	$0.53
Diluted	$0.21	$0.61	$0.60	$0.52

2009 DATA
Net sales	$42,186	$30,763	$25,286	$26,672
Gross profit margin	(1,678)	2,671	2,715	3,298
Operating income (loss)	(6,415)	565	457	736
Provision (benefit) for income taxes	(2,583)	973	197	320
Net income (loss)	(3,826)	(400)	312	956

Earnings (loss) per common share:
Basic	$(0.57)	$(0.06)	$0.05	$0.14
Diluted	$(0.57)	$(0.06)	$0.05	$0.14

The Company’s fourth quarter 2010 sales increased 93% from the fourth quarter 2009 on an 84% increase in tons shipped as shipments to rerollers, service centers, and forgers increased substantially from the 2009 fourth quarter. In total, sales to rerollers, service centers, and forgers increased 446%, 98% and 17%, respectively, from the 2009 fourth quarter. The Company’s 2010 fourth quarter earnings were positively impacted from the receipt of import duties of $32,000. The Company’s 2009 fourth quarter earnings were positively impacted by the receipt of import duties of $551,000.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective. Management’s Report on the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s 2011 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2010 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2008 and 2009	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Net Charge- Offs	Balance at End of Year
(Dollars in thousands)
INVENTORY RESERVES:
Year ended December 31, 2008	$2,195	$4,039	$(3,038)	$3,196
Year ended December 31, 2009	3,196	1,292	(3,336)	1,152
Year ended December 31, 2010	1,152	399	(565)	986

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2008	$311	$13	$(6)	$330
Year ended December 31, 2009	330	1,823	(21)	2,132
Year ended December 31, 2010	2,132	274	(272)	2,134

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Credit Agreement, dated as of February 27, 2009, between the Company and PNC Bank, National Association	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2010.

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5	Employment Agreement dated July 12, 2010 between the Company and Douglas M. McSorley	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2010..

10.6	Employment Agreement dated February 11, 2009 between the Company and William W. Beible, Jr.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Filed herewith.

10.8	Stock Incentive Plan	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement dated April 19, 2010.
10.9	Promissory Note, dated as of February 13, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10	Promissory Note, dated as of February 14, 2002, between the Company and New York Job Development Authority	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2011.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates Dennis M. Oates	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ Douglas M. McSorley Douglas M. McSorley	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ Christopher L. Ayers Christopher L. Ayers	Director	March 3, 2011

/s/ Douglas M. Dunn Douglas M. Dunn	Director	March 3, 2011

/s/ M. David Kornblatt M. David Kornblatt	Director	March 3, 2011

/s/ Udi Toledano Udi Toledano	Director	March 3, 2011