Form 10-Q
period 2011-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2011-05-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer” and “accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2011, there were 7,104,314 shares of the Registrant’s Common Stock issued and outstanding.

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

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers and concentrated customer base; the receipt, pricing and timing of future customer orders; changes in product mix; the historically cyclical aerospace market; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; global economic and market factors; the ability to attract and retain skilled personnel; the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with safety and environmental regulations; the ultimate outcome of the Company’s current and future litigation matters; and the impact of various economic, credit and market risk uncertainties. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	For the Three-month period ended March 31,
	2011	2010
Net sales	$59,811	$34,679
Cost of products sold	49,013	29,760
Selling and administrative expenses	3,830	2,660

Operating income	6,968	2,259
Interest expense	(125)	(96)

Income before income tax provision	6,843	2,163
Income tax provision	2,395	736

Net income	$4,448	$1,427

Earnings per common share – Basic	$0.65	$0.21

Earnings per common share – Diluted	$0.64	$0.21

Weighted-average shares of Common Stock outstanding
Basic	6,813,020	6,773,337
Diluted	6,952,162	6,840,783

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$4,448	$1,427
Net change in fair value of
Interest rate swap	52	(79)
Nickel hedge contracts	—	(40)
Tax effect	(19)	45

Comprehensive income	$4,481	$1,353

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Derived from audited statements)

ASSETS
Current assets
Cash and cash equivalents	$30,535	$34,944
Accounts receivable (less allowance for doubtful accounts of $2,101 and $2,134 respectively)	35,856	29,273
Inventory, net	80,010	69,710
Other current assets	7,198	5,661

Total current assets	153,599	139,588
Property, plant and equipment, net	72,291	71,581
Other assets	1,464	1,499

Total assets	$227,354	$212,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$28,640	$20,022
Outstanding checks in excess of bank balance	754	544
Accrued employment costs	3,916	5,488
Current portion of long-term debt	2,794	2,833
Accrued income tax	2,537	47
Other current liabilities	713	558

Total current liabilities	39,354	29,492
Long-term debt	7,320	7,990
Deferred taxes	15,770	15,276
Other liabilities	235	287

Total liabilities	62,679	53,045

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,104,314 and 7,094,314 shares issued	7	7
Additional paid-in capital	41,912	41,341
Retained earnings	124,824	120,376
Treasury Stock at cost; 282,850 common shares held	(1,919)	(1,919)
Accumulated other comprehensive loss	(149)	(182)

Total stockholders’ equity	164,675	159,623

Total liabilities and stockholders’ equity	$227,354	$212,668

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	For the Three-month period ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,448	$1,427
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,461	1,329
Loss on retirement of property, plant and equipment	—	17
Deferred income tax	(512)	31
Stock-based compensation expense	400	286
Tax benefit from share-based payment arrangements	(72)	(8)
Changes in assets and liabilities:
Accounts receivable, net	(6,583)	(6,598)
Inventory, net	(10,300)	(12,877)
Trade accounts payable	8,618	11,123
Net change in outstanding checks in excess of bank balance	210	(600)
Accrued employment costs	(1,572)	1,204
Accrued income tax	2,664	695
Other, net	(466)	614

Net cash used in operating activities	(1,704)	(3,357)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	17
Capital expenditures	(2,167)	(1,090)

Net cash used in investing activities	(2,167)	(1,073)

Cash flows from financing activities:
Long-term debt repayments	(709)	(103)
Proceeds from issuance of common stock	99	10
Tax benefit from share-based payment arrangements	72	8

Net cash used in financing activities	(538)	(85)

Net decrease in cash and cash equivalents	(4,409)	(4,515)
Cash and cash equivalents at beginning of period	34,944	42,349

Cash and cash equivalents at end of period	$30,535	$37,834

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$120	$92
Income taxes paid, net of refunds received	$170	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of operations for the three-month periods ended March 31, 2011 and 2010, balance sheets as of March 31, 2011 and December 31, 2010, and statements of cash flows for the three-month periods ended March 31, 2011 and 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited, consolidated condensed financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2011 and December 31, 2010 and the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2011 and 2010, and are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Note 2 – Common Stock

The reconciliation of the weighted-average number of shares of Common Stock outstanding utilized for the earnings per common share computations is as follows:

	For the Three-month period ended March 31,
	2011	2010
Weighted-average number of shares of Common Stock outstanding	6,813,020	6,773,337
Effect of dilutive securities	139,142	67,446

Weighted-average number of shares of Common Stock outstanding, as adjusted	6,952,162	6,840,783

Note 3 – Inventory, net

The major classes of inventory are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Raw materials	$8,433	$7,141
Semi-finished and finished steel products	67,806	58,899
Inventory reserves	(849)	(986)
Operating materials	4,620	4,656

Total inventory, net	$80,010	$69,710

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2011	December 31, 2010
Land and land improvements	$2,791	$2,772
Buildings	16,390	16,313
Machinery and equipment	91,459	90,909

	110,640	109,994
Accumulated depreciation	(44,476)	(43,019)
Construction in progress	6,127	4,606

Property, plant and equipment, net	$72,291	$71,581

Note 5 – Long-Term Debt

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. The Term Loan had outstanding balances of $9.6 million and $10.2 million at March 31, 2011 and December 31, 2010, respectively. There was no balance outstanding under the revolving credit facility at March 31, 2011 or December 31, 2010. Interest on both facilities is based on short-term market rates, which may be adjusted, based upon the Company maintaining certain financial ratios. PNC Bank also charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and a minimum tangible net worth. The Company was in compliance with all such covenants at March 31, 2011.

The Company has maintained two separate loan agreements with the Commonwealth of Pennsylvania’s Department of Commerce, aggregating to $600,000. A $200,000 15-year loan bore interest at 5% per annum and matured in April 2011, and a $400,000 20-year loan bears interest at 6% per annum with the term ending in 2016. In February 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. Aggregate government debt outstanding at March 31, 2011 was $514,000 and at December 31, 2010 was $623,000.

Note 6 – Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Interest rate swap agreements that minimize the impact of interest rate changes on the Company’s floating-rate debt agreements are designated and accounted for as cash flow hedges. The effective portion of the change in fair value of the interest rate swap is recorded in accumulated other comprehensive loss (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $9.6 million at March 31, 2011.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement which is designated as and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the nickel hedge agreements is recorded in accumulated other comprehensive loss. The contracts expired in 2010.

The location and amounts recorded in the Condensed Consolidated Balance Sheets for the derivative instruments are as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Other assets, deferred tax	$86	$105
Other liabilities	(235)	(287)

Stockholders equity, accumulated other comprehensive loss	$(149)	$(182)

Note 7 – Fair Value Measurements

The Company adopted “Interim Disclosures about Fair Value of Financial Instruments” issued by the FASB. This topic defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2011 and December 31, 2010. The fair value of the Term Loan approximates the carrying amount as the interest rate is based upon one-month floating LIBOR rates.

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

At March 31, 2011, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 9 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax rate in the three-month period ended March 31, 2011 was 35% as compared to 34% for the three-month period ended March 31, 2010. The effective income tax rate reflects federal and state taxable income and benefits from the domestic manufacturing deduction.

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

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Net sales:
Universal Stainless & Alloy Products	$55,150	$31,243
Dunkirk Specialty Steel	21,981	10,062
Intersegment	(17,320)	(6,626)

Consolidated net sales	$59,811	$34,679

Operating income:
Universal Stainless & Alloy Products	$4,914	$1,934
Dunkirk Specialty Steel	2,325	325
Intersegment	(271)	—

Consolidated operating income	$6,968	$2,259

Interest expense and other financing costs:
Universal Stainless & Alloy Products	$118	$85
Dunkirk Specialty Steel	7	11

Total interest expense and other financing costs	$125	$96

(dollars in thousands)	March 31, 2011	December 31, 2010
Total assets:
Universal Stainless & Alloy Products	$139,880	$128,174
Dunkirk Specialty Steel	48,734	42,199
Corporate (including cash of $30.5 million and $34.9 million)	38,740	42,295

	$227,354	$212,668

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three-month periods ended March 31, 2011 and 2010 is as follows:

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Net sales:
Stainless steel	$46,798	$24,049
Tool steel	5,491	6,175
High-strength low alloy steel	4,714	2,012
High-temperature alloy steel	1,680	1,892
Conversion services and other	1,128	551

Total net sales	59,811	34,679
Cost of products sold	49,013	29,760
Selling and administrative expenses	3,830	2,660

Operating income	$6,968	$2,259

Tons shipped	13,013	8,456

Market Segment Information

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Net sales:
Service centers	$28,628	$17,231
Forgers	11,870	9,984
Rerollers	12,805	3,660
Original equipment manufacturers	4,121	2,430
Wire redrawers	1,259	823
Conversion services and other	1,128	551

Total net sales	$59,811	$34,679

Three-month period ended March 31, 2011 as compared to the same period in 2010

Net sales for the three-month period ended March 31, 2011 increased $25.1 million, or 72%, as compared to the similar period in 2010. The increase reflects a 54% increase in consolidated shipments, pricing increases and a change in product mix. Increases in shipments of aerospace products, conversion services, power generation and petrochemical products of 117%, 96%, 59% and 52%, respectively, were partially offset by decreases in service center plate products of 13%.

Cost of products sold, as a percentage of net sales, was 81.9% and 85.8% for the three-month periods ended March 31, 2011 and 2010, respectively. The decrease is primarily due to lower operation costs per sales dollar due to increasing production volumes incurred during the 2011 period, partially offset by higher raw material costs in relation to sales prices.

Selling and administrative expenses increased by $1.2 million in the three-month period ended March 31, 2011 as compared to the similar period in 2010. The increased cost relates to $419,000 of business development expense in 2011, a $344,000 increase in labor expenses primarily for new employees and their related relocation expenses, and increased incentive compensation of $187,000.

The effective income tax rate in the three-month period ended March 31, 2011 was 35.0% as compared to 34.0% for the three-month period ended March 31, 2010. The effective income tax rate in each period reflects federal and state taxable income and benefits from the domestic manufacturing deduction.

Business Segment Results

An analysis of the net sales and operating income for the reportable segments for the three-month periods ended March 31, 2011 and 2010 is as follows:

Universal Stainless & Alloy Products Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Net sales:
Stainless steel	$30,577	$17,256
Tool steel	5,045	5,928
High-strength low alloy steel	466	449
High-temperature alloy steel	858	591
Conversion services and other	898	424

	37,844	24,648
Intersegment	17,306	6,595

Total net sales	55,150	31,243
Material cost of sales	29,086	14,156
Operation cost of sales	18,591	13,374
Selling and administrative expenses	2,559	1,779

Operating income	$4,914	$1,934

Net sales for the three-month period ended March 31, 2011 for this segment, which consists of the Bridgeville and Titusville facilities, increased $23.9 million, or 76.5%, as compared to the similar period in 2010. The increase reflects a 65% increase in shipments, pricing increases and a change in product mix. Increases in shipments of aerospace products, conversion services, petrochemical and power generation products of 139%, 129%, 73% and 66%, respectively, were partially offset by decreases in service center plate products of 12%.

Operating income for the three-month period ended March 31, 2011 was $3.0 million greater in comparison to the three-month period ended March 31, 2010. The increase is primarily due to a decrease in operation costs per sales dollar from 42.8% in 2010 to 33.7% in 2011 due to increasing production volumes incurred during the 2011 period, partially offset by higher raw material costs in relation to sales. The material costs, as a percentage of sales increased from 45.3% in 2010 to 52.7% of sales in 2011.

Dunkirk Specialty Steel Segment

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Net sales:
Stainless steel	$16,221	$6,793
Tool steel	446	247
High-strength low alloy steel	4,248	1,563
High-temperature alloy steel	822	1,301
Conversion services and other	230	127

	21,967	10,031
Intersegment	14	31

Total net sales	21,981	10,062
Material cost of sales	13,344	5,586
Operation cost of sales	5,041	3,269
Selling and administrative expenses	1,271	882

Operating income	$2,325	$325

Net sales for the three-month period ended March 31, 2011 increased $11.9 million, or 118%, as compared to the similar period in 2010. The increase reflects a 96.0% increase in shipments, pricing increases and a change in product mix. Shipments increased in all categories in comparison to the same period in 2011 with the largest increases being a 142% increase in aerospace and a 114% increase in petrochemical.

Operating income for the three-month period ended March 31, 2011 was $2.0 million greater in comparison to the three-month period ended March 31, 2010. The increase is primarily due to a decrease in operation costs per sales dollar from 32.5% in 2010 to 22.9% in 2011 due to increasing production volumes incurred during the 2011 period; partially offset by higher raw material costs in relation to sales. The material cost of sales increased from 55.5% in 2010 to 60.7% of sales in 2011.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period. At March 31, 2011, working capital approximated $114.2 million as compared to $110.1 million at December 31, 2010. The increase is primarily attributable to an $8.3 million increase in managed working capital, defined as accounts receivable and inventory less accounts payable, which was partially offset by increases in accrued employment costs and income taxes as a result of the increase in production and sales during the quarter. Accounts receivable increased $6.6 million as a result of increased sales for the three-month period ended March 31, 2011 in comparison to the three-month period ended December 31, 2010. The $10.3 million increase in inventory is primarily due to a 15% increase in the volume of work-in-process inventory in response to the rise in the Company’s backlog, and higher material purchase prices. The backlog increased from $69 million at December 31, 2010 to $92 million at March 31, 2011, an increase of 33%. Accounts payable increased $8.6 million, or 43%, related to the increase in production levels.

Cash received from sales of $53.3 million and $28.6 million represent the primary source of cash from operations for the three-month periods ended March 31, 2011 and 2010, respectively. The primary uses of cash follow:

	For the Three-month period ended March 31,
(dollars in thousands)	2011	2010
Raw material purchases	$28,834	$13,487
Employment costs	13,317	6,719
Utilities	4,080	3,367
Other	8,746	8,410

Total uses of cash	$54,977	$31,983

Cash used for raw material purchases and operation costs increased in 2011 in comparison to 2010 primarily due to having a higher backlog of orders at the beginning of 2011 of $69 million compared with $36 million at the beginning of 2010, which led to the significant increase in the quantity of purchased materials and operation costs required to meet the 72% increase in sales. Increases in the price of nickel and chrome also contributed the increased costs in 2011 compared to the same quarter in 2010. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 16-month period.

	March 2011	December 2010	March 2010	December 2009
Nickel	$12.16	$10.94	$10.19	$7.74
Chrome	$1.34	$1.31	$1.29	$0.89
Molybdenum	$17.20	$16.17	$17.20	$11.47
Carbon Scrap	$0.20	$0.19	$0.21	$0.15

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

Increased employment costs are primarily due to the aforementioned higher production volumes and increased payout under the Company’s incentive plans. Other uses of cash, the majority of which was cash for production supplies and maintenance, selling and administrative expenses, insurance, outside conversion services, and freight, increased slightly.

The Company had capital expenditures for the first quarter 2011 of $2.2 million, compared with $1.1 million for the same period in 2010. $261,000 of the 2011 expenditures and $629,000 of the 2010 expenditures relate to the Bridgeville melt shop upgrade.

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with the term expiring June 30, 2012. The Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the revolving credit facility, if necessary. At March 31, 2011, the Company had $30.5 million in cash and its entire $15.0 million revolving line of credit with PNC Bank available for borrowings. The ratio of current assets to current liabilities decreased to 3.9:1 at March 31, 2011 from 4.7:1 at December 31, 2010. The debt to total capitalization ratio decreased from 6.3% at December 31, 2010 to 5.8% at March 31, 2011 principally due to the increase in Stockholder’s Equity. The Company is in compliance with its covenants as of March 31, 2011.

The Company also executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $9.6 million at March 31, 2011. The Company recorded a liability of $235,000, equal to the fair market value of the swap agreement at March 31, 2011. This fair market value, net of tax, is reported as accumulated other comprehensive loss within stockholders’ equity.

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

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its receivables. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible with a reserve equal to 15% of 90-day or older balances. However, the total allowance will generally not be less than 1% of total accounts receivable.

The cost of inventory is principally determined by the weighted average cost method for material costs and operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for material on hand for more than one year not assigned to a specific customer order.

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2011 or December 31, 2010. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

In addition, management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at March 31, 2011.

The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements. In 2009, the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. Also, in 2009, the Company entered into nickel futures contracts, the last of which matured March 31, 2010, to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. The interest rate swap and nickel futures contracts qualify as cash flow hedges and have been marked-to-market at each reporting period date with unrealized gains and losses included in accumulated other comprehensive loss to the extent effective, and reclassified to interest expense or cost of sales in the period during which the hedged transaction affects earnings.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2011 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)