Form 10-Q
period 2011-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2011-08-08
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, there were 6,830,803 shares of the Registrant’s Common Stock outstanding.

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

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; risks related to property, plant and equipment, including the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with laws and regulations, including applicable safety and environmental regulations; the ultimate outcome of the Company’s current and future litigation matters; risks related to acquisitions that the Company may make; and the impact of various economic, credit and market risk uncertainties. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

i

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010

Net sales	$63,318	$51,291	$123,129	$85,970
Cost of products sold	51,146	41,594	100,159	71,354
Selling and administrative expenses	3,697	3,291	7,527	5,951

Operating income	8,475	6,406	15,443	8,665
Interest expense	(118)	(112)	(243)	(208)
Other income	143	1	143	1

Income before income taxes	8,500	6,295	15,343	8,458
Income tax provision	2,975	2,140	5,370	2,876

Net income	$5,525	$4,155	$9,973	$5,582

Earnings per common share – Basic	$0.81	$0.61	$1.46	$0.82

Earnings per common share – Diluted	$0.79	$0.61	$1.43	$0.82

Weighted average shares of Common Stock outstanding
Basic	6,821,567	6,774,653	6,817,317	6,773,995
Diluted	6,995,361	6,853,372	6,973,785	6,847,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010

Net income	$5,525	$4,155	$9,973	$5,582
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	(7)	(59)	26	(108)
Unrealized loss on nickel hedge contracts, net of tax	—	(35)	—	(60)

Other comprehensive income (loss), net of tax	(7)	(94)	26	(168)

Comprehensive income	$5,518	$4,061	$9,999	$5,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$28,034	$34,400
Accounts receivable (less allowance for doubtful accounts of $1,975 and $2,134, respectively)	32,966	29,273
Inventory, net	83,118	69,710
Other current assets	7,571	5,661

Total current assets	151,689	139,044

Property, plant and equipment, net	73,275	71,581
Other assets	1,457	1,499

Total assets	$226,421	$212,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,014	$20,022
Accrued employment costs	4,870	5,488
Current portion of long-term debt	2,694	2,833
Accrued income tax	616	47
Other current liabilities	990	558

Total current liabilities	32,184	28,948

Long-term debt	6,713	7,990
Deferred taxes	16,387	15,276
Other long-term liabilities	246	287

Total liabilities	55,530	52,501

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,113,653 and 7,094,314 shares issued, respectively	7	7
Additional paid-in capital	42,610	41,341
Retained earnings	130,349	120,376
Treasury Stock at cost; 282,850 common shares held	(1,919)	(1,919)
Accumulated other comprehensive loss	(156)	(182)

Total stockholders’ equity	170,891	159,623

Total liabilities and stockholders’ equity	$226,421	$212,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six-month period ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$9,973	$5,582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,931	2,666
Deferred income tax	(211)	171
Stock-based compensation expense, net	745	561
Changes in assets and liabilities:
Accounts receivable, net	(3,693)	(13,365)
Inventory, net	(13,408)	(14,326)
Accounts payable	2,992	6,624
Accrued employment costs	(618)	3,363
Income taxes	743	5,211
Other, net	(252)	(92)

Net cash used in operating activities	(798)	(3,605)

Cash flow from investing activities:
Capital expenditures	(4,616)	(3,421)
Proceeds from sale of fixed assets	—	17

Net cash used in investing activities	(4,616)	(3,404)

Cash flows from financing activities:
Long-term debt repayments	(1,416)	(808)
Proceeds from the issuance of Common Stock	404	70
State grant funding the purchase of new equipment	—	500
Tax benefit from stock-based payment arrangements	60	8

Net cash used in financing activities	(952)	(230)

Net decrease in cash and cash equivalents	(6,366)	(7,239)
Cash and cash equivalents at beginning of period	34,400	41,615

Cash and cash equivalents at end of period	$28,034	$34,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of operations and statements of comprehensive income for the three- and six-month periods ended June 30, 2011 and 2010, balance sheets as of June 30, 2011 and December 31, 2010, and statements of cash flows for the six-month periods ended June 30, 2011 and 2010, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2011 and December 31, 2010 and the consolidated results of operations and of cash flows for the periods ended June 30, 2011 and 2010, and are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted this guidance during the three-month period ended June 30, 2011. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements, as it only required a change in the format of presentation.

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Note 2 – Common Stock

The reconciliation of the weighted average number of shares of Common Stock outstanding utilized for the earnings per common share computations are as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010

Weighted average number of shares of Common Stock outstanding	6,821,567	6,774,653	6,817,317	6,773,995
Effect of dilutive securities	173,794	78,719	156,468	73,083

Weighted average number of shares of Common Stock outstanding, as adjusted	6,995,361	6,853,372	6,973,785	6,847,078

Options not included in the computation of diluted net income per common share to purchase 19,150 and 153,350 shares of Common Stock at an average price of $41.27 and $34.36, respectively, per common share were outstanding at June 30, 2011 and 2010, respectively. These outstanding options were not included in the computation of diluted earnings per common share because their respective exercise prices were greater than the average market price of the Common Stock. These options were excluded from the computation of diluted earnings per common share under the treasury stock method.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Inventory

The major classes of inventory are as follows:

	000,000$	000,000$
	June 30, 2011	December 31, 2010
(dollars in thousands)
Raw materials and supplies	$7,394	$7,141
Semi-finished and finished steel products	70,625	57,913
Operating materials	5,099	4,656

Total inventory, net	$83,118	$69,710

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	000,000$	000,000$
	June 30, 2011	December 31, 2010
(dollars in thousands)
Land and land improvements	$2,791	$2,772
Buildings	16,853	16,313
Machinery and equipment	93,109	90,909
Construction in progress	6,463	4,606

	119,216	114,600
Accumulated depreciation	(45,941)	(43,019)

Property, plant and equipment, net	$73,275	$71,581

Note 5 – Debt

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million term loan (“Term Loan”) scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility with a term expiring on June 30, 2012. There was no balance outstanding under the revolving credit facility at June 30, 2011 or December 31, 2010. Quarterly Term Loan principal payments of $600,000 began in May 2010. Interest on both facilities is based on short-term market rates, which may be adjusted if the Company does not maintain certain financial ratios. PNC Bank charges a commitment fee payable on the unused portion of the revolving credit facility of 0.25%, provided certain financial ratios are maintained. The Company is required to be in compliance with three financial covenants: a minimum leverage ratio, a minimum debt service ratio and minimum tangible net worth. The Company was in compliance with all such covenants at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, $9.0 million and $10.2 million, respectively, was outstanding on the Term Loan, of which $6.6 million and $7.8 million, respectively, was included as a component of long-term debt on the Condensed Consolidated Balance Sheets.

The Company maintains a $400,000 20-year loan agreement with the Commonwealth of Pennsylvania’s Department of Commerce (the “PADC”), which bears interest at 6% per annum and matures in March 2016. In addition, the Company had a $200,000 15-year loan with the PADC, which bore interest at 5% per annum and matured and was repaid in April 2011. In February 2002, Dunkirk Specialty Steel issued two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. Aggregate government debt outstanding at June 30, 2011 and December 31, 2010 was $407,000 and $623,000, respectively, of which $113,000 and $190,000, respectively, was included as a component of long-term debt on the Condensed Consolidated Balance Sheets.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Derivatives and Hedging Activities

To manage interest rate risk, the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap agreement was executed to minimize the impact of interest rate changes on the Company’s floating-rate debt and is designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap is recorded net of tax in accumulated other comprehensive loss (within stockholders’ equity). The Company utilizes the interest rate swap to maintain a fixed-rate of 4.515% on the Term Loan until its maturity on February 28, 2014. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $9.0 million at June 30, 2011. During the three- and six-month periods ended June 30, 2011, the Company recognized $52,000 and $105,000, respectively, of interest expense on the Condensed Consolidated Statements of Operations from the monthly settlement of the interest rate swap.

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. These contracts were designated as and accounted for as cash flow hedges. The effective portion of the change in the fair value of the nickel hedge agreements was recorded in accumulated other comprehensive loss until they expired on March 31, 2010.

The location and amounts recorded in the Condensed Consolidated Balance Sheets for the derivative instrument are as follows:

	June 30, 2011	December 31, 2010
(dollars in thousands)
Other assets, deferred tax	$90	$105
Other long-term liabilities	(246)	(287)

Stockholders’ equity, accumulated other comprehensive loss	$(156)	$(182)

Note 7 – Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The interest rate swap is recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk.

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt, other current liabilities and long-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2011 and December 31, 2010 due to their short-term maturities. The fair value of the Term Loan approximates the carrying amount as the interest rate is based upon one-month floating LIBOR rates.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including routine litigation involving commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact to the results of operations is remote, however the resolution of one or more of these matters may have a material adverse effect on the results of operations for the period in which the resolution occurs.

At June 30, 2011, the Company maintains reserves that it believes are adequate for outstanding product claims and legal actions.

Note 9 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The effective income tax rate in the three- and six-month periods ended June 30, 2011 was 35% as compared to a rate of 34% for the three- and six-month periods ended June 30, 2010.

Note 10 – Business Segments

The Company is comprised of two business segments: Universal Stainless & Alloy Products, which consists of the Bridgeville and Titusville facilities, and Dunkirk Specialty Steel, the Company’s wholly-owned subsidiary located in Dunkirk, New York. The Universal Stainless & Alloy Products manufacturing process involves melting, remelting, heat treating and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling, heat treating and finishing of specialty steel bar, rod and wire products. The segment data is as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net sales:
Universal Stainless & Alloy Products	$60,451	$49,706	$115,601	$80,949
Dunkirk Specialty Steel	25,597	13,291	47,578	23,353
Intersegment eliminations	(22,730)	(11,706)	(40,050)	(18,332)

Consolidated net sales	$63,318	$51,291	$123,129	$85,970

Operating income:
Universal Stainless & Alloy Products	$6,446	$6,786	$11,360	$8,720
Dunkirk Specialty Steel	2,975	1,278	5,300	1,603
Intersegment eliminations	(946)	(1,658)	(1,217)	(1,658)

Consolidated operating income	$8,475	$6,406	$15,443	$8,665

Interest expense:
Universal Stainless & Alloy Products	$112	$102	$230	$187
Dunkirk Specialty Steel	6	10	13	21

Consolidated interest expense	$118	$112	$243	$208

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	December 31, 2010
(dollars in thousands)
Total assets:
Universal Stainless & Alloy Products	$134,834	$128,174
Dunkirk Specialty Steel	55,715	42,199
Corporate (including cash of $28.0 million and $34.4 million)	39,664	44,327
Intersegment eliminations	(3,792)	(2,576)

Total assets	$226,421	$212,124

Note 11 – Pending Acquisition

On June 14, 2011, the Company announced that it had entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all the assets of Patriot Special Metals, Inc and RSM Real Estate Holding, Inc., a specialty steel manufacturing facility currently under construction in North Jackson, Ohio (the “North Jackson Site”). Once operational, the North Jackson Site will have forging, vacuum induction melting, remelting, thermal treatment and finishing capabilities. The aggregate purchase price for the North Jackson Site will be $104.5 million, subject to adjustment up to $115.0 million. As part of the purchase price, the Company will deliver at closing convertible promissory notes in the aggregate principal amount of $20.0 million (collectively, the “Notes”). The Notes will be convertible into a number of shares of the Company’s Common Stock determined based upon a conversion price equal to 125% of the average of the market value of the Company’s Common Stock on the five trading days immediately prior to the closing date. The Company intends to finance the balance of the acquisition with cash on-hand and a new debt financing arrangement in the form of a term loan and a revolving credit facility. $2.5 million of the purchase price will be held in escrow. The Company also will assume approximately $6.7 million of obligations in accounts payable and open purchase orders related to certain approved capital expenditure projects at the North Jackson Site. The Company may be obligated to make a $2.0 million payment to be held in trust upon the Company’s acceptance of the qualification of the radial forge operation at the North Jackson Site, with such amount being creditable against the cash payable to the sellers at closing. This amount held in trust would be returned to the Company if the Agreement is terminated under certain circumstances but otherwise would be paid to the sellers.

The Company may terminate the Agreement and the subsequent agreed upon consent to extend the outward closing date under the Agreement if the following condition is not satisfied, among other things, the radial forge installed at the North Jackson Site meets certain operating specifications. Consummation of the transactions contemplated by the Agreement is subject to customary conditions, including, among others, (i) the absence of any injunction or other order restraining or prohibiting the transactions contemplated by the Agreement; (ii) the receipt by the Company of financing in order to consummate the transactions contemplated by the Agreement; and (iii) the accuracy of representations and warranties. In July 2011, the Company received notice of early termination of the Hart-Scott-Rodino Act waiting period.

For the three- and six-month periods ended June 30, 2011, the Company incurred $496,000 and $915,000, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the Condensed Consolidated Statements of Operations. The Company believes that the acquisition of the North Jackson Site will broaden the Company’s production capabilities and expand its product range and market penetration. The Company anticipates that the North Jackson Site acquisition will close and forging operations will begin during the three-month period ending September 30, 2011. The Company expects that the facility will be fully operational during the first quarter of 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

An analysis of the Company’s operations for the three- and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net sales:
Stainless steel	$48,253	$36,715	$95,051	$60,764
Tool steel	7,478	8,863	12,969	15,038
High-strength low alloy steel	4,771	2,985	9,485	4,997
High-temperature alloy steel	1,778	1,396	3,458	3,221
Conversion services	996	781	2,010	1,192
Scrap sales and other	42	551	156	758

Total net sales	63,318	51,291	123,129	85,970
Cost of products sold	51,146	41,594	100,159	71,354
Selling and administrative expenses	3,697	3,291	7,527	5,951

Operating income	$8,475	$6,406	$15,443	$8,665

Tons Shipped	12,591	11,795	25,604	20,250

Market Segment Information

	Three-month period ended June 30,		Six-month period ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net sales:
Service centers	$34,305	$23,774	$62,933	$41,005
Forgers	11,925	13,127	23,795	23,111
Rerollers	10,672	8,892	23,477	12,552
Original equipment manufacturers	4,205	3,568	8,326	5,931
Wire redrawers	1,173	598	2,432	1,421
Conversion services	996	781	2,010	1,192
Scrap sales and other	42	551	156	758

Total net sales	$63,318	$51,291	$123,129	$85,970

Three- and six-month periods ended June 30, 2011 as compared to the similar periods in 2010

Net sales for the three- and six-month periods ended June 30, 2011 increased $12.0 million and $37.2 million, respectively, as compared to similar periods in 2010. The increase reflects a 7% and 26% increase for the three- and six-month periods ended June 30, 2011, respectively, in consolidated shipments, combined with pricing increases and a change in product mix. Shipments of aerospace products, general industrial products, conversion services and petrochemical products increased 38%, 28%, 20% and 18%, respectively, and were partially offset by decreases in service center plate and power generation products of 34% and 8%, respectively, for the three-month period ended June 30, 2011. For the six-month period ended June 30, 2011, increased shipments of aerospace products, conversion services, petrochemical, general industrial and power generation products of 70%, 51%, 32%, 23% and 19%, respectively, were partially offset by a decrease in service center plate products of 25%.

Cost of products sold, as a percentage of net sales, was 81% for the three-month periods ended June 30, 2011 and 2010 and 81% and 83% for the six-month periods ended June 30, 2011 and 2010, respectively. This decrease is primarily due to lower operation costs per sales dollar due to increased production volumes incurred during the six-month period ended June 30, 2011, partially offset by higher raw material costs in relation to sales prices.

Selling and administrative expenses increased by $406,000 and $1.6 million for the three- and six-month periods ended June 30, 2011, respectively, as compared to the similar periods in 2010. Selling and administrative expenses as a percent of net sales was 6% for the three-month periods ended June 30, 2011 and 2010 and decreased from 7% for the six-month period ended June 30, 2010 to 6% for the similar period in the current year. The increase of $406,000 for the three-month period ended June 30, 2011 largely relates to $496,000 of expenses related to the previously announced agreement to acquire substantially all the assets of the North Jackson Site, which is described and defined further below, partially reduced by a $124,000 decrease in compensation expenses primarily incentive compensation. The six-month increase of $1.6 million for the period ended June 30, 2011 primarily relates to $915,000 of expenses related to the acquisition of substantially all the assets of the North Jackson Site and a $408,000 increase in compensation expenses. The Company expects to incur approximately $1.0 million to $1.5 million of additional acquisition related costs associated with the North Jackson Site acquisition during the three-month period ended September 30, 2011.

The effective income tax rate in the three- and six-month periods ended June 30, 2011 was 35% as compared to a tax rate of 34% for the three- and six-month periods ended June 30, 2010.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the three- and six-month periods ended June 30, 2011 and 2010 is as follows:

Universal Stainless & Alloy Products Segment

	Three-month period ended June 30,		Six-month peiod ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net sales:
Stainless steel	$28,657	$26,701	$59,234	$43,957
Tool steel	7,092	8,716	12,137	14,644
High-strength low alloy steel	688	935	1,154	1,384
High-temperature alloy steel	569	560	1,427	1,153
Conversion services	772	556	1,562	843
Scrap sales and other	21	578	129	713

	37,799	38,046	75,643	62,694
Intersegment	22,652	11,660	39,958	18,255

Total net sales	60,451	49,706	115,601	80,949
Material cost of sales	31,987	23,732	61,073	37,889
Operation cost of sales	19,709	16,937	38,300	30,311
Selling and administrative expenses	2,309	2,251	4,868	4,029

Operating income	$6,446	$6,786	$11,360	$8,720

Net sales for the three- and six-month periods ended June 30, 2011 for the Universal Stainless & Alloy Products segment, which consists of the Bridgeville and Titusville facilities, increased by $10.7 million, or 22%, in comparison to the three-month period ended June 30, 2010 and by $34.7 million, or 43%, in comparison to the similar 2010 six-month period. The increases reflect a 13% and 34% increase in shipments for the three- and six-month periods ended June 30, 2011, respectively, as well as pricing increases and a change in product mix. Increases in shipments of aerospace products, conversion services, general industrial and petrochemical products of 45%, 41%, 41% and 24%, respectively, were partially offset by decreases in service center plate and power generation products of 34% and 10%, respectively, for the three-month period ended June 30, 2011. Increases in shipments of aerospace products, conversion services, petrochemical, general industrial and power generation products of 79%, 76%, 45%, 32% and 21%, respectively, were partially offset by a decrease in service center plate products of 25% for the six-month period ended June 30, 2011.

Although net sales increased during the three-month period ended June 30, 2011, operating income declined by $340,000. This reduction in operating income is primarily a result of higher raw material costs in relation to net sales and product mix, partially offset by a decrease in operation costs per sales dollar. Material cost of sales, as a percentage of net sales, increased from 48% for the three-month period ended June 30, 2010 to 53% for the three-month period ended June 30, 2011. Additionally, the Company’s results for the three-month period ended June 30, 2010 were favorably impacted by a higher concentration of service center plate. Partially offsetting this reduction in operating income was a reduction in operation costs per sales dollar due to increased production volumes incurred during the current periods. Operation costs per sales dollar decreased from 34% for the three-month period ended June 30, 2010 to 33% for the three-month period ended June 30, 2011. Operating income for the six-month period ended June 30, 2011 increased by $2.6 million, as compared to the similar period in 2010. The increase is primarily due to a decrease in operation costs per sales dollar from 37% for the six-month period ended June 30, 2010 to 33% for the six-month period ended June 30, 2011, partially offset by higher raw material costs in relation to net sales. The material cost of sales, as a percentage of net sales, increased from 47% for the six-month period ended June 30, 2010 to 53% for the six-month period ended June 30, 2011.

Dunkirk Specialty Steel Segment

	Three-month period ended June 30,		Six-month period ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net sales:
Stainless steel	$19,596	$10,014	$35,817	$16,807
Tool steel	386	147	832	394
High-strength low alloy steel	4,083	2,050	8,331	3,613
High-temperature alloy steel	1,209	836	2,031	2,068
Conversion services	224	225	448	349
Scrap sales and other	21	(27)	27	45

	25,519	13,245	47,486	23,276
Intersegment	78	46	92	77

Total net sales	25,597	13,291	47,578	23,353
Material cost of sales	15,673	7,232	29,017	12,818
Operation cost of sales	5,561	3,741	10,602	7,010
Selling and administrative expenses	1,388	1,040	2,659	1,922

Operating income	$2,975	$1,278	$5,300	$1,603

Net sales for the three- and six-month periods ended June 30, 2011 for the Dunkirk Specialty Steel segment increased by $12.3 million, or 93%, in comparison to the three-month period ended June 30, 2010 and by $24.2 million, or 104%, in comparison to the similar 2010 six-month period. The increases reflect a 67% and 80% increase in shipments for the three- and six-month periods ended June 30, 2011, respectively, as well as pricing increases and a change in product mix. Increases in shipments of petrochemical, aerospace, general industrial and power generation products of 182%, 79%, 27% and 23%, respectively, for the three-month period ended June 30, 2011 and 148%, 105%, 33% and 20%, respectively, for the six-month period ended June 30, 2011 were partially offset by decreases in conversion services of 26% and 8% for the three- and six-month periods ended June 30, 2011, respectively.

Operating income for the three- and six-month periods ended June 30, 2011 increased by $1.7 million and $3.7, respectively, as compared to the similar periods in 2010. The increase is primarily due to a decrease in operation costs per sales dollar from 28% for the three-month period ended June 30, 2010 to 22% for the three-month period ended June 30, 2011 and from 30% for the six-month period ended June 30, 2010 to 22% for the six-month period ended June 30, 2011, partially offset by higher raw material costs in relation to net sales. Operation costs per sales dollar decreased primarily as a result of increased production volumes incurred during the current periods. Material cost of sales, as a percentage of net sales, increased from 54% for the three-month period ended June 30, 2010 to 61% for the three-month period ended June 30, 2011 and from 55% for the six-month period ended June 30, 2010 to 61% for the six-month period ended June 30, 2011.

Liquidity and Capital Resources

The Company has financed its operating activities through cash on hand at the beginning of the period and cash provided by operations. Working capital increased $9.4 million to $119.5 million at June 30, 2011 compared to $110.1 million at December 31, 2010. Net accounts receivable increased $3.7 million as a result of increased sales for the three-month period ended June 30, 2011 in comparison to the three-month period ended December 31, 2010. The $13.4 million increase in net inventory at June 30, 2011 compared to December 31, 2010 is due primarily to a 22% increase in the volume of work-in-process inventory in response to the rise in the Company’s backlog and higher material purchase prices. The backlog increased from $69.3 million at December 31, 2010 to $90.1 million at June 30, 2011, an increase of 30%. Accounts payable increased $3.0 million, or 15%, primarily related to the increase in production levels.

Cash received from sales of $66.3 million and $119.6 million for the three- and six-month periods ended June 30, 2011, respectively, and of $44.0 million and $72.6 million for the three- and six-month periods ended June 30, 2010, respectively, represent the primary source of cash from operations. The primary uses of cash are as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Raw material purchases	$33,179	$28,762	$62,013	$42,249
Employment costs	10,381	7,774	23,698	14,779
Utilities	4,214	3,851	8,294	7,218
Other	17,233	4,456	25,979	11,980

Total uses of cash	$65,007	$44,843	$119,984	$76,226

Cash used for raw material purchases and operation costs increased in 2011 in comparison to 2010 primarily due to having a higher backlog of orders at the beginning of 2011 of $69.3 million compared with $36.0 million at the beginning of 2010, which led to the significant increase in the quantity of purchased materials and operation costs required to meet the 43% year-to-date increase in net sales. Increases in the price of nickel also contributed to the increased costs in 2011 compared to the same six-month period in 2010. The Company continuously monitors market price fluctuations of its key raw materials. The following table reflects the average market values per pound for selected months during the last 18-month period.

	June 2011	December 2010	June 2010	December 2009

Nickel	$10.14	$10.94	$8.79	$7.74
Chrome	$1.23	$1.31	$1.33	$0.89
Molybdenum	$16.09	$16.17	$14.73	$11.47
Carbon scrap	$0.22	$0.19	$0.20	$0.15

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

Increased employment costs are primarily due to the aforementioned higher profitability, which added increased payout under the Company’s incentive plans. Taxes paid and tax refunds received are included within Other uses of cash. For the three- and six-month periods ended June 30, 2010, the Company received a net $2.5 million tax refund, as a result of the Company being able to carry its 2009 net operating loss back to earlier years and recover previous taxes paid. For the three- and six-month periods ended June 30, 2011, the Company paid taxes of $4.6 million and $4.8 million, respectively. Other uses of cash, the majority of which was cash for production supplies and maintenance, selling and administrative expenses, insurance, outside conversion services and freight, increased primarily as a result of higher production levels in the current period.

The Company had capital expenditures for the six-month period ended June 30, 2011 of $4.6 million compared with $3.4 million for the same period in 2010. The most significant capital expenditures incurred during the six-month period ended June 30, 2011 related to the Bridgeville remelt and laboratory upgrades, which collectively were $1.5 million. There were no capital expenditures related to these projects during the six-month period ended June 30, 2010. The Bridgeville melt shop upgrade accounted for $343,000 of the 2011 expenditures and $1.8 million of the 2010 expenditures. The remainder of the increase in capital expenditures during the current period related to various individually less significant additions at both of the Company’s operating segments. Capital expenditures are expected to increase from current levels as a result of the approved addition of a $6.0 million electro slag remelt furnace, with expenditures expected to begin during the quarter ended September 30, 2011. In addition, the Company expects to incur approximately $25.0 million related to the completion of equipment installation at the North Jackson Site, which is defined and described further below.

The Company has an unsecured credit agreement with PNC Bank which provides for a $12.0 million Term Loan scheduled to mature on February 28, 2014 and a $15.0 million revolving credit facility which expires on June 30, 2012. Excluding the North Jackson Site acquisition, the Company expects to meet substantially all of its short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the revolving credit facility, if necessary. At June 30, 2011, the Company had $28.0 million in cash and its entire $15.0 million revolving credit facility with PNC Bank available for borrowings. The ratio of current assets to current liabilities decreased slightly to 4.7:1 at June 30, 2011 from 4.8:1 at December 31, 2010. The debt to capitalization ratio decreased from 6.3% at December 31, 2010 to 5.2% at June 30, 2011 principally due to the increase in Stockholders’ Equity. The Company was in compliance with its debt covenants as of June 30, 2011.

The Company executed an interest rate swap with PNC Bank, with a notional amount of $12.0 million, to convert the LIBOR floating rate under the Term Loan to a fixed interest rate for the life of the loan. Under the agreement, the Company’s interest rate is currently fixed at 4.515%. The notional amount of the interest rate swap decreases ratably over its term, as does the Term Loan, and was $9.0 million at June 30, 2011. The Company recorded a liability of $246,000, equal to the fair market value of the swap agreement at June 30, 2011. The change in fair value, net of tax, is reported as accumulated other comprehensive loss within stockholders’ equity.

On June 14, 2011, the Company announced that it had entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all the assets of Patriot Special Metals, Inc and RSM Real Estate Holding, Inc., a specialty steel manufacturing facility currently under construction in North Jackson, Ohio (the “North Jackson Site”). Once operational, the North Jackson Site will have forging, vacuum induction melting, remelting, thermal treatment and finishing capabilities. The aggregate purchase price for the North Jackson Site will be $104.5 million, subject to adjustment up to $115.0 million. As part of the purchase price, the Company will deliver at closing convertible promissory notes in the aggregate principal amount of $20.0 million (collectively, the “Notes”). The Notes will be convertible into a number of shares of the Company’s Common Stock determined based upon a conversion price equal to 125% of the average of the market value of the Company’s Common Stock on the five trading days immediately prior to the closing date. The Company intends to finance the balance of the acquisition with cash on-hand and a new debt financing arrangement in the form of a term loan and a revolving credit facility. $2.5 million of the purchase price will be held in escrow. The Company also will assume approximately $6.7 million of obligations in accounts payable and open purchase orders related to certain approved capital expenditure projects at the North Jackson Site. The Company may be obligated to make a $2.0 million payment to be held in trust upon the Company’s acceptance of the qualification of the radial forge operation at the North Jackson Site, with such amount being creditable against the cash payable to the sellers at closing. This amount held in trust would be returned to the Company if the Agreement is terminated under certain circumstances but otherwise would be paid to the sellers.

The Company may terminate the Agreement and the subsequent agreed upon consent to extend the outward closing date under the Agreement if the following condition is not satisfied, among other things, the radial forge installed at the North Jackson Site meets certain operating specifications. Consummation of the transactions contemplated by the Agreement is subject to customary conditions, including, among others, (i) the absence of any injunction or other order restraining or prohibiting the transactions contemplated by the Agreement; (ii) the receipt by the Company of financing in order to consummate the transactions contemplated by the Agreement; and (iii) the accuracy of representations and warranties. In July 2011, the Company received notice of early termination of the Hart-Scott-Rodino Act waiting period.

The Company believes that the acquisition of the North Jackson Site will broaden the Company’s production capabilities and expand its product range and market penetration. The Company anticipates that the North Jackson Site acquisition will close and that forging operations will begin during the three-month period ending September 30, 2011. The Company expects that the facility will be fully operational during the first quarter of 2012.

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment, or material related party transaction arrangements.

Critical Accounting Policies

Revenue recognition is the most critical accounting policy of the Company. Revenue from the sale of products is recognized when both risk of loss and title have transferred to the customer, which in most cases coincides with shipment of the related products, and collection is reasonably assured. The Company manufactures specialty steel products to customer purchase order specifications and in recognition of requirements for product acceptance. Material certification forms are executed, indicating compliance with the customer purchase orders, before the specialty steel products are packed and shipped to the customer.

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2011 or December 31, 2010. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

Management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at June 30, 2011.

The Company’s current risk management strategies include the use of derivative instruments to minimize the risk of significant changes to interest rates used in long-term agreements. In 2009, the Company entered into an interest rate swap that effectively converts the floating-rate Term Loan into a fixed-rate debt instrument. The interest rate swap qualifies as cash flow hedge and has been marked-to-market at each reporting period date with unrealized gains and losses included in accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. Also, in 2009, the Company entered into nickel futures contracts, the last of which matured March 31, 2010, to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. The nickel futures contracts qualified as cash flow hedges and were marked-to-market at each reporting period date with unrealized gains and losses included in accumulated other comprehensive loss to the extent effective until their maturity. These nickel futures contracts were reclassified to cost of sales in the period during which the hedged transaction affected earnings.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

The following is an update to, and should be read in conjunction with, Item 1A-Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

If completed, the Company’s acquisition of substantially all the assets of the North Jackson Site may not achieve its intended results.

The Company agreed to acquire substantially all the assets of the North Jackson Site with the expectation that the acquisition will result in various benefits and synergies. The Company’s achievement of the anticipated benefits and synergies of the acquisition is subject to a number of uncertainties. For example, it is possible that the integration process could take longer or cost more than anticipated and could result in the disruption of the Company’s ongoing businesses, processes and systems. Further, the Company may not discover prior to closing all known and unknown factors regarding the assets to be acquired that could produce unintended and unexpected consequences for the Company. As a result, no assurance can be given that the anticipated benefits and synergies of the acquisition will be realized or, if realized, the timing or cost of their realization. Failure to achieve the anticipated benefits and synergies could result in increased costs or decreases in the amount of expected revenues associated with the assets to be acquired.

Failure to complete the Company’s acquisition of substantially all the assets of the North Jackson Site could negatively impact the Company’s stock price and the Company’s future business and financial results.

Consummation of the Company’s acquisition of substantially all the assets of the North Jackson Site is subject to certain conditions, including, among others, (i) the condition and functionality of certain equipment at the North Jackson Site, (ii) the absence of certain legal impediments, (iii) the receipt of financing in order to consummate the acquisition and (iv) the accuracy of representations and warranties contained in the Agreement. In addition, the Company is obligated to make a $2.0 million payment to be held in trust upon the Company’s acceptance of the qualification of the radial forge operation at the North Jackson Site prior to closing. Under certain circumstances, this amount would be paid to the sellers of the North Jackson Site even if the Agreement is terminated. The Company cannot provide any assurance that the acquisition will be completed or that there will not be a delay in the completion of the acquisition. In the event the Agreement is terminated or the acquisition is materially delayed for any reason, the price of the Company’s common stock may decline.

There may be future dilution of the Company’s Common Stock as a result of the conversion of convertible notes to be issued in connection with the Company’s acquisition of substantially all the assets of the North Jackson Site.

As part of the purchase price in connection with its acquisition of substantially all the assets of the North Jackson Site, the Company will deliver at closing one or more convertible promissory notes in the aggregate principal amount of $20.0 million (collectively, the “Notes”). The Notes will be convertible into a number of shares of the Company’s Common Stock determined based upon a conversion price equal to 125% of the average of the market value of the Company’s Common Stock on the five trading days immediately prior to the closing date, as calculated in accordance with the terms of the Notes. To the extent that the Notes are converted, the Company’s Common Stock will be diluted.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2011

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)