Form 10-Q
period 2011-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2011-11-08
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, there were 6,833,303 shares of the Registrant’s Common Stock outstanding.

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

The Company’s actual results may be affected by a wide range of factors including future compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the concentrated nature of the Company’s customer base to date and the Company’s dependence on its significant customers; the receipt, pricing and timing of future customer orders; changes in product mix; the limited number of raw material and energy suppliers and significant fluctuations that may occur in raw material and energy prices; risks related to property, plant and equipment, including the Company’s reliance on the continuing operation of critical manufacturing equipment; risks associated with labor matters; the Company’s ongoing requirement for continued compliance with laws and regulations, including applicable safety and environmental regulations; the ultimate outcome of the Company’s current and future litigation matters; risks related to acquisitions that the Company has or may make; and the impact of various economic, credit and market risk uncertainties. Many of these factors are not within the Company’s control and involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.

i

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Net sales	$67,299	$51,870	$190,428	$137,840
Cost of products sold	54,725	41,555	154,884	112,909
Selling and administrative expenses	5,343	4,001	12,870	9,952

Operating income	7,231	6,314	22,674	14,979
Interest expense	(609)	(126)	(852)	(334)
Other income	45	10	188	11

Income before income taxes	6,667	6,198	22,010	14,656
Income tax provision	2,774	2,107	8,144	4,983

Net income	$3,893	$4,091	$13,866	$9,673

Net income per common share – Basic	$0.57	$0.60	$2.03	$1.43

Net income per common share – Diluted	$0.55	$0.60	$1.97	$1.41

Weighted average shares of Common Stock outstanding
Basic	6,831,048	6,785,753	6,821,944	6,777,915
Diluted	7,202,386	6,856,951	7,050,781	6,850,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Net income	$3,893	$4,091	$13,866	$9,673
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	155	(36)	182	(145)
Unrealized loss on nickel hedge contracts, net of tax	—	—	—	(59)

Other comprehensive income (loss), net of tax	155	(36)	182	(204)

Comprehensive income	$4,048	$4,055	$14,048	$9,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets
Cash and cash equivalents	$295	$34,400
Accounts receivable (less allowance for doubtful accounts of $1,885 and $2,134, respectively)	39,535	29,273
Inventory, net	79,273	69,710
Refundable income taxes	10,487	137
Deferred income taxes	10,987	4,326
Other current assets	1,686	1,198

Total current assets	142,263	139,044

Property, plant and equipment, net	168,854	71,581
Goodwill	20,479	—
Other long-term assets	4,354	1,499

Total assets	$335,950	$212,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,838	$20,022
Accrued employment costs	7,296	5,488
Current portion of long-term debt	1,500	2,833
Other current liabilities	1,178	605

Total current liabilities	30,812	28,948

Long-term debt	94,100	7,990
Deferred taxes	35,648	15,276
Other long-term liabilities	—	287

Total liabilities	160,560	52,501

Commitments and contingencies	—	—

Stockholders’ equity
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,116,153 and 7,094,314 shares issued, respectively	7	7
Additional paid-in capital	43,060	41,341
Retained earnings	134,242	120,376
Treasury Stock at cost; 282,850 common shares held	(1,919)	(1,919)
Accumulated other comprehensive loss	—	(182)

Total stockholders’ equity	175,390	159,623

Total liabilities and stockholders’ equity	$335,950	$212,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine-month period ended September 30,
	2011	2010
Operating Activities:
Net income	$13,866	$9,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,801	4,055
Gain on sale of property, plant and equipment	(20)	—
Deferred income tax	13,536	945
Stock-based compensation expense, net	1,154	1,377
Changes in assets and liabilities:
Accounts receivable, net	(10,262)	(12,770)
Inventory, net	(9,563)	(16,563)
Accounts payable	(3,659)	7,160
Accrued employment costs	1,806	3,919
Income taxes	(10,244)	3,730
Other, net	(286)	16

Net cash provided by operating activities	1,129	1,542

Investing Activities:
Business acquisition, net of convertible notes assumed	(91,298)	—
Capital expenditures	(7,853)	(5,148)
Proceeds from sale of property, plant and equipment	20	17

Net cash used in investing activities	(99,131)	(5,131)

Financing Activities:
Borrowings under term loan facility	40,000	—
Borrowings under revolving credit facility	44,200	—
Payments on revolving credit facility	(8,600)	—
Debt repayments	(10,823)	(1,515)
Proceeds from the issuance of Common Stock	415	244
Payment of deferred financing costs	(1,370)	—
Tax benefit from stock-based payment arrangements	75	99
State grant funding the purchase of new equipment	—	500
Purchase of treasury stock	—	(260)

Net cash provided by (used in) financing activities	63,897	(932)

Net decrease in cash and cash equivalents	(34,105)	(4,521)
Cash and cash equivalents at beginning of period	34,400	41,615

Cash and cash equivalents at end of period	$295	$37,094

Supplemental Non-Cash Investing and Financing Activity:
Convertible notes issued as acquisition consideration	$20,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated statements of operations and statements of comprehensive income for the three- and nine-month periods ended September 30, 2011 and 2010, balance sheets as of September 30, 2011 and December 31, 2010, and statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2011 and December 31, 2010 and the consolidated results of operations and of cash flows for the periods ended September 30, 2011 and 2010, and are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted this guidance during the nine-month period ended September 30, 2011. The adoption of this guidance had no material impact on the Company’s condensed consolidated financial statements, as it only required a change in the format of presentation.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. These provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment is not expected to have a material impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Topic 715)”. This update is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The amended provisions are effective for fiscal years, and interim periods within those years, ending on or after December 15, 2011. Early adoption is permitted and retrospective application is required. This amendment impacts disclosures only, and therefore adoption will not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. This update impacts testing steps only, and therefore adoption will not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisition

On August 18, 2011, the Company acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Site”). The North Jackson Site began forging and finishing operations between the completion of the acquisition and September 30, 2011 and will have vacuum induction melting, remelting and thermal treatment capabilities once fully operational. The Company expects that the assets acquired in the North Jackson acquisition will be operational prior to the end of the first quarter of 2012. The Company believes that the acquisition of the North Jackson Site will broaden the Company’s production capabilities and expand its product range and market penetration. The aggregate purchase price for the North Jackson Site was $111.3 million, which was comprised of a $40.0 million term note, $40.0 million in borrowings under a new revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Site and the remainder from cash on-hand prior to the acquisition. At the same time, the Company entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow. The escrow agreement expires one year after the closing date. The Company assumed approximately $4.6 million of liabilities, primarily related to approved capital expenditure projects at the North Jackson Site.

For the three- and nine-month periods ended September 30, 2011, the Company incurred $1.1 million and $2.1 million, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the Condensed Consolidated Statements of Operations.

The following table summarizes the preliminary acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the North Jackson Site acquisition (in thousands):

Assets acquired and liabilities assumed:	August 18, 2011
Property, plant and equipment	$94,102
Non-compete agreement	1,330
Goodwill	20,479
Accounts payable	(4,475)
Accrued expenses and other current liabilities	(138)

Net assets acquired	$111,298

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their estimated fair values as of the acquisition date. Preliminary fair values were determined by management based, in part, on independent valuations performed by third party valuation specialists. The above preliminary fair values are subject to change based upon the finalization of the valuations. Under GAAP, the measurement period shall not exceed one year from the acquisition date. The Company will finalize the above amounts as the information necessary to complete the analysis is obtained. The fair value assigned to the non-compete agreement is subject to amortization over the five year life of the agreement.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce and the expected synergies and other benefits that the Company believes will result from combining the operations of the North Jackson Site with the Company’s other operations. Goodwill related to the North Jackson Site acquisition was recorded in the Company’s Universal Stainless & Alloy Products reportable segment. The Company is currently evaluating the purchase price allocation for income tax purposes. Any value assigned to goodwill is expected to be deductible for income tax purposes.

The following is a summary of the changes in the carrying value of goodwill, from January 1, 2011 through September 30, 2011:

Balance, January 1, 2011	$—
Goodwill recognized in conjunction with North Jackson Site acquisition	20,479

Balance, September 30, 2011	$20,479

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously mentioned, the Company incurred debt in the form of a term loan, borrowings under a revolving credit facility and convertible notes issued to acquire the North Jackson Site. In accordance with GAAP, the Company has recorded this debt at fair value as of the acquisition date. The fair value of the term loan and borrowings under the revolving credit facility were determined to be the par value of the debt. The terms of the convertible notes were designed to and resulted in the fair value of the option to convert and the debt component aggregating to the par amount of the convertible notes. The Company evaluated the conversion feature of the convertible notes at issuance and determined that no beneficial conversion features exist, which would have required bifurcation.

The operating results of the North Jackson Site have been included in the Company’s consolidated financial statements since the acquisition date. The results for the three-month period ended September 30, 2011 include net external sales and net loss of $6,000 and $1.1 million, respectively, related to the North Jackson Site. The net loss at the North Jackson Site includes interest expense on debt incurred to finance the acquisition.

The following unaudited pro forma information presents the combined results as if the acquisition had occurred on January 1, 2010. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. Pro forma adjustments have been made to reflect the incremental impact on earnings of amortization expense related to the acquired intangible asset and income tax expense. The Company has calculated the 2011 pro forma results using a 37% effective tax rate from January 1, 2011. As a result of no assets being placed in service prior to the acquisition date, the Company has not included any incremental interest expense resulting from the debt incurred to finance the acquisition. All incurred interest would have been capitalized prior to placing the assets in service. The Company has not included the dilutive effect of the convertible notes on the unaudited pro forma information. Due to the level of completion of the North Jackson Site on January 1, 2010, it is highly unlikely that the acquisition would have been partially financed through the issuance of convertible notes. Prior to the acquisition, the North Jackson Site’s only sales were derived from scrap sales. Pro forma adjustments were made to eliminate one-time acquisition related costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements. The pro forma results are not indicative of how the results will appear in the future.

	Three-month period ended September 30,		Nine-month period ended September 30,
(dollars in thousands except per share amounts)	2011	2010	2011	2010
Net sales	$67,469	$51,870	$190,728	$137,840
Net income	$4,408	$3,829	$13,509	$9,040

Earnings per common share – Basic	$0.65	$0.56	$1.98	$1.33
Earnings per common share – Diluted	$0.63	$0.56	$1.93	$1.32

Weighted-average shares of Common Stock outstanding:
Basic	6,831,048	6,785,753	6,821,944	6,777,915
Diluted	6,998,818	6,856,951	6,982,179	6,850,369

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three-month period ended September 30,		Nine-month period ended September 30,
(dollars in thousands except per share amounts)	2011	2010	2011	2010
Numerator:

Net income	$3,893	$4,091	$13,866	$9,673
Adjustment for interest expense on convertible notes	33	—	33	—

Net income, as adjusted	$3,926	$4,091	$13,899	$9,673

Denominator:
Weighted average number of shares of Common Stock outstanding	6,831,048	6,785,753	6,821,944	6,777,915
Weighted average effect of dilutive stock options	167,770	71,198	160,235	72,454
Weighted average effect of assumed conversion of convertible notes	203,568	—	68,602	—

Weighted average number of shares of Common Stock outstanding, as adjusted	7,202,386	6,856,951	7,050,781	6,850,369

Net income per common share:

Net income per common share – Basic	$0.57	$0.60	$2.03	$1.43

Net income per common share – Diluted	$0.55	$0.60	$1.97	$1.41

There were 19,150 and 206,850 stock options outstanding, which were excluded from the computation of diluted net income per common share, at an average price of $41.27 and $32.51 at September 30, 2011 and 2010, respectively. These outstanding options were not included in the computation of diluted earnings per common share because their respective exercise prices were greater than the average market price of the Common Stock. These options were excluded from the computation of diluted earnings per common share under the treasury stock method.

Note 4 – Inventory

The major classes of inventory were as follows:

(in thousands)	September 30, 2011	December 31, 2010
Raw materials and supplies	$5,771	$7,141
Semi-finished and finished steel products	68,236	57,913
Operating materials	5,266	4,656

Total inventory, net	$79,273	$69,710

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)
Land and land improvements	$6,636	$2,772
Buildings	27,283	16,313
Machinery and equipment	152,452	90,909
Construction in progress	30,184	4,606

	216,555	114,600
Accumulated depreciation	(47,701)	(43,019)

Property, plant and equipment, net	$168,854	$71,581

The Company acquired $94.1 million of property, plant and equipment as a result of the August 18, 2011 acquisition of the North Jackson Site.

Note 6 – Debt

Debt consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)
Term loan, due 2016	$40,000	$—
Revolving credit facility	32,000	—
Convertible notes	20,000	—
Swing loan credit facility	3,600	—
Term loan, due 2012	—	10,200
Government debt	—	623

	95,600	10,823

Less current portion of long-term debt	1,500	2,833

Long-term debt	$94,100	$7,990

Credit Facility

On August 18, 2011, the Company and its wholly owned subsidiaries entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $75.0 million (the “Revolver”) and a $40.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association (“PNC”) serves as Administrative Agent with respect to the Facilities. The Facilities, which expire in August 2016, are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Site is collateral under the Facilities. The Company, Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

Availability under the Revolver is based on eligible accounts receivable and inventory, less outstanding letters of credit issued under the Revolver, which may not exceed $10.0 million at any given time. At September 30, 2011, the Company had borrowing capacity under the Revolver of $72.9 million. At any time prior to August 18, 2015, the Company may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $100.0 million in any event. The Company is required to pay a commitment fee based on the daily unused portion of the Revolver. At September 30, 2011, the commitment fee under the Revolver was 0.375%. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed the aggregate borrowing capacity under the Revolver at any given time. The Term Loan is payable in quarterly installments in the principal amount of $1.5 million beginning on July 1, 2012, with the balance of the Term Loan payable in full on August 18, 2016.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts outstanding under the Facilities other than swing loans under the Revolver, at the Company’s option, will bear interest at either a base rate (the “Base Rate Option”) or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. The Company elected to use the LIBOR Option during the period from the entrance into the Credit Agreement through September 30, 2011, which was 2.49% at September 30, 2011. Interest on swing loans under the Revolver is calculated using the Base Rate Option, which was 4.50% at September 30, 2011. Interest on both the Facilities and the swing loans is payable monthly.

The Credit Agreement requires the Company to maintain a leverage ratio not less than a ratio decreasing from 3.25 to 1.00 to 2.50 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At September 30, 2011, the Company was obligated to maintain a leverage ratio of not less than 3.25 to 1.00. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2011.

As a result of entrance into the Credit Agreement, the Company recorded deferred finance costs of $1.4 million in the Condensed Consolidated Balance Sheet as a component of other long-term assets as of September 30, 2011. These costs are being amortized to interest expense over the life of the Credit Agreement.

Convertible Notes

In connection with the acquisition of the North Jackson Site, on August 18, 2011, the Company issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson Site as partial consideration of the acquisition. The Notes are subordinated obligations of the Company and rank junior to the Credit Facility. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. The Company may prepay any outstanding Notes, in whole or in part on any date after August 17, 2014 during a fiscal quarter if the Company’s share price is greater than 140% of the current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter. The Company evaluated the conversion feature of the Notes and determined that no beneficial conversion feature exists.

Aggregate maturities of long-term debt are as follows:

Year ended December 31	(in thousands)
2011	$—
2012	3,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	74,600

$95,600

Extinguished Debt

The Company had a credit agreement with PNC, which provided for an unsecured $12.0 million term loan (“Old Term Loan”) and an unsecured $15.0 million revolving credit facility. There was no balance outstanding under the revolving credit facility at December 31, 2010. Quarterly Old Term Loan principal payments of $600,000 began in May 2010. Interest on both facilities was based on short-term market rates. PNC charged a commitment fee payable on the unused portion of the revolving credit facility of 0.25%. The Old Term Loan was repaid in August 2011.

The Company maintained a $400,000 20-year loan agreement with the Commonwealth of Pennsylvania’s Department of Commerce (the “PADC”), which bore interest at 6% per annum. The Company repaid this PADC loan in August 2011. In addition, the Company had a $200,000 15-year loan with the PADC, which bore interest at 5% per annum and matured and was repaid in April 2011. The Company’s wholly-owned subsidiary, Dunkirk Specialty Steel, LLC had two ten-year, 5% interest-bearing notes payable to the New York Job Development Authority for the combined amount of $3.0 million. These notes payable were repaid in August 2011.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives and Hedging Activities

To manage interest rate risk on the Old Term Loan, the Company had an interest rate swap that effectively converted the floating-rate Old Term Loan into a fixed-rate debt instrument. The interest rate swap agreement was executed to minimize the impact of interest rate changes on the Company’s floating-rate debt and was designated and accounted for as a cash flow hedge. The effective portion of the change in the fair value of the interest rate swap was recorded net of tax in accumulated other comprehensive loss (within stockholders’ equity) prior to extinguishing the Old Term Loan. The Company utilized the interest rate swap to maintain a fixed-rate of 4.515% on the Old Term Loan. During the three- and nine-month periods ended September 30, 2011, the Company recognized $34,000 and $139,000, respectively, of interest expense on the Condensed Consolidated Statements of Operations from the monthly settlement of the interest rate swap. As a result of extinguishing the Old Term Loan during the three-month period ended September 30, 2011, the interest rate swap no longer qualified for hedge accounting. The Company recorded a charge of $267,000 during the three-month period ended September 30, 2011 as a component of interest expense on the Condensed Consolidated Statement of Operations to terminate the interest rate swap.

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

The location and amounts recorded in the Condensed Consolidated Balance Sheets for the derivative instrument were as follows:

(in thousands)	September 30, 2011	December 31, 2010
Other assets, deferred tax	$—	$105
Other long-term liabilities	—	(287)

Stockholders’ equity, accumulated other comprehensive loss	$—	$(182)

Note 8 – Fair Value Measurements

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Prior to its termination, the interest rate swap was recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk.

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at September 30, 2011 and December 31, 2010 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans approximates the carrying amount as the interest rate is based upon floating short-term interest rates. At September 30, 2011, the fair value of the Notes approximated the carrying amount.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2011, the Company maintained reserves that it believes are adequate for outstanding product claims and legal actions.

Note 10 – Income Taxes

The tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended 100% bonus depreciation on purchases of qualified business property through December 2011.

During the three-months ended September 30, 2011 the Company’s estimated annual effective tax rate increased to 37% from 35% recorded in the prior 2011 periods. As a result of the significant amount of machinery and equipment that has been placed into service in 2011 related to the North Jackson Site acquisition, the Company will benefit from the 100% bonus depreciation deduction on such equipment. The bonus depreciation deduction is expected to exceed the Company’s income before income taxes, thereby generating a net operating loss for the 2011 federal income tax return. The net operating loss is expected to be carried back to the 2010 tax year to recover all federal income taxes paid and any remaining net operating loss will be carried forward to the 2012 tax year to reduce income taxes otherwise payable. As a consequence of generating a 2011 net operating tax loss, the benefit of the domestic production activities deduction will no longer be available to the Company, resulting in the estimated annual effective tax rate increasing to 37%. The Company’s effective income tax rate in the three-month period ended September 30, 2011 was 42% as the entire impact of the year-to-date rate change from 35% to 37% was recorded in the third quarter. The effective tax rate for the three- and nine-month periods ended September 30, 2010 was 34%.

The Company has recorded refundable income taxes in the amount of $10.5 million as of September 30, 2011, which represents federal taxes paid during 2011 and a refund of all federal taxes paid for the 2010 tax year.

Note 11 – Business Segments

The Company is comprised of two reportable business segments: Universal Stainless & Alloy Products (“USAP”), which consists of the Bridgeville, North Jackson and Titusville facilities, and Dunkirk Specialty Steel. The USAP manufacturing process involves melting, remelting, heat treating, forging and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling, heat treating and finishing of specialty steel bar, rod and wire products.

Management is currently evaluating the impact of the North Jackson Site acquisition on the Company’s externally reported segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. From the North Jackson acquisition date through September 30, 2011, the Company has included the results of North Jackson in the USAP segment. The North Jackson operating segment was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280 with the USAP segment. The USAP segment also includes acquisition related costs. The segment data is as follows:

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three-month period ended September 30,		Nine-month period ended September 30,
(in thousands)	2011	2010	2011	2010
Net sales:
Universal Stainless & Alloy Products	$60,560	$46,210	$176,161	$127,158
Dunkirk Specialty Steel	25,327	16,112	72,905	39,466
Intersegment eliminations	(18,588)	(10,452)	(58,638)	(28,784)

Consolidated net sales	$67,299	$51,870	$190,428	$137,840

Operating income:
Universal Stainless & Alloy Products	$4,780	$4,365	$16,140	$13,085
Dunkirk Specialty Steel	2,513	1,353	7,813	2,956
Intersegment eliminations	(62)	596	(1,279)	(1,062)

Consolidated operating income	$7,231	$6,314	$22,674	$14,979

Interest expense:
Universal Stainless & Alloy Products	$606	$117	$836	$304
Dunkirk Specialty Steel	3	9	16	30

Consolidated interest expense	$609	$126	$852	$334

(in thousands)	September 30, 2011	December 31, 2010
Total assets:
Universal Stainless & Alloy Products (A)	$252,839	$128,174
Dunkirk Specialty Steel	59,522	42,199
Corporate (B), (C)	138,457	44,327
Intersegment eliminations (C)	(114,868)	(2,576)

Total assets	$335,950	$212,124

(A) – September 30, 2011 includes $115.9 million of assets acquired as a result of the North Jackson Site acquisition.

(B) – Includes cash of $0.3 million and $34.4 million, respectively.

(C) – Includes investments in consolidated subsidiaries of $112.5 million and $1.5 million, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Universal Stainless & Alloy Products, Inc. (the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements.

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, petrochemical and heavy equipment manufacturing industries. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or that are subject to their own capacity constraints.

We recognized net income for the quarter ended September 30, 2011 of $3.9 million, or $0.55 per diluted share, compared with net income of $4.1 million, or $0.60 per diluted share, for the third quarter of 2010.

During the third quarter of 2011, we acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a new specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Site”). We began forging and finishing operations at the North Jackson Site in September and will have vacuum induction melting, remelting and thermal treatment capabilities once the facility is fully operational. We expect that the assets acquired in the North Jackson Site acquisition will be operational prior to the end of the first quarter of 2012. We believe that the acquisition of the North Jackson Site will broaden our production capabilities and expand our product range and market penetration. The aggregate purchase price of the North Jackson Site was $111.3 million, which was funded with the proceeds of a $40.0 million term note under a new term loan facility, $40.0 million in borrowings under a new revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Site and the remainder from cash on-hand prior to the acquisition. At the same time, we entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow. The escrow agreement expires one year after the closing date. We assumed approximately $4.6 million of liabilities, primarily related to approved capital expenditure projects at the North Jackson Site.

Our net sales increased from $51.9 million in the third quarter of 2010 to a record $67.3 million for the current quarter. This $15.4 million, or 30%, increase is partially due to increased volume recognized in the current quarter. Tons shipped increased by 9% in the current quarter when compared to the prior year third quarter. Our net sales for the current quarter were also favorably affected by product mix. Our tool steel shipments as a percentage of total shipments decreased from 17% for the third quarter of 2010 to 11% in current quarter, while our shipments as a percentage of total shipments for stainless steel and high-strength low alloy steel increased from 74% and 3%, respectively, during the quarter ended September 30, 2010 to 77% and 5%, respectively, in the current quarter. Our stainless steel and high-strength low alloy products have a higher content of nickel and typically have a higher price per pound than our tool steel products.

Our results for the current quarter were negatively affected by increased acquisition related expenses, which are included within selling and administrative expenses. Selling and administrative expenses increased from $4.0 million for the third quarter of 2010 to $5.3 million in the current quarter. Increased acquisition related costs accounted for $1.1 million of this $1.3 million increase.

Interest expense increased from $0.1 million for the quarter ended September 30, 2010 to $0.6 million during the current quarter. This $0.5 million increase is primarily due to the settlement of our interest rate swap and the write-off of unamortized deferred financing costs related to our term loan that was repaid in conjunction with the new financing arrangement entered into to acquire the North Jackson Site. The write-off of these items in the current quarter, increased interest expense by $0.3 million. In addition, interest expense increased as a result of having significantly more debt during the current quarter than we did in the prior year third quarter.

Our estimated annual effective tax rate increased to 37% in the quarter ended September 30, 2011 from 35% recorded in prior 2011 periods and 34% recorded during the quarter ended September 30, 2010. The entire incremental change for the nine months ended September 30, 2011 resulting from the increase in the estimated annual effective tax rate is included in our current quarter results. This increase resulted in an effective tax rate of 42% for the current quarter. As a result of the North Jackson Site acquisition and the significant amount of machinery and equipment that has been placed in service in 2011, we will benefit from the 100% bonus depreciation deduction on such equipment. As a result, we expect to generate a net operating loss for the 2011 federal income tax return. As a consequence of generating a net operating tax loss, the benefit of the domestic production activities deduction will no longer be available to us, resulting in our estimated annual effective tax rate increasing to 37%.

The acquisition related costs incurred, settlement of our interest rate swap, write-off of unamortized deferred financing costs and the increase in our effective tax rate as a result of the acquisition of the North Jackson Site negatively affected our current quarter results by $1.4 million, net of tax, or $0.19 per diluted share.

Results of Operations

Three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010

An analysis of our operations for the three-month periods ended September 30, 2011 and 2010 is as follows:

	Three-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$54,746	$39,567
Tool steel	5,407	7,425
High-strength low alloy steel	4,440	2,579
High-temperature alloy steel	1,579	1,150
Conversion services	935	637
Scrap sales and other	192	512

Total net sales	67,299	51,870
Cost of products sold	54,725	41,555
Selling and administrative expenses	5,343	4,001

Operating income	$7,231	$6,314

Tons Shipped	12,813	11,758

Market Segment Information

	Three-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Service centers	$35,067	$25,425
Forgers	12,997	8,544
Rerollers	12,506	11,560
Original equipment manufacturers	4,518	3,803
Wire redrawers	1,084	1,389
Conversion services	935	637
Scrap sales and other	192	512

Total net sales	$67,299	$51,870

Net sales for the quarter ended September 30, 2011 increased $15.4 million, as compared to the similar period in 2010. The increase reflects a 9% increase for the quarter ended September 30, 2011 in consolidated shipments, combined with pricing increases and a change in product mix, which favorably affected our net sales. Shipments of aerospace products, petrochemical, power generation, conversion services and general industrial products increased 19%, 16%, 12%, 40% and 17%, respectively, and were partially offset by a decrease in service center plate products of 29%, for the quarter ended September 30, 2011.

Cost of products sold, as a percentage of net sales, was 81% and 80% for the quarters ended September 30, 2011 and 2010, respectively. This increase is primarily due to the acquisition of the North Jackson Site. During the current quarter, the North Jackson Site incurred operating costs of $0.6 million, primarily in the form of fixed costs such as depreciation expense, but only recognized $6,000 in external sales. Although the North Jackson Site had minimal external sales in the current quarter, the facility provided conversion services for our Bridgeville facility.

Selling and administrative expenses increased by $1.3 million for the quarter ended September 30, 2011, as compared to the similar period in 2010. Selling and administrative expenses as a percentage of net sales was 8% for the quarters ended September 30, 2011 and 2010. The dollar increase largely relates to $1.1 million of expenses related to the acquisition of the North Jackson Site. We do not expect to incur any additional significant acquisition related expenses.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended 100% bonus depreciation on purchases of qualified business property through December 2011. Our effective income tax rate in the quarter ended September 30, 2011 increased to 42% from 35% recorded in the prior 2011 periods and 34% recorded during the quarter ended September 30, 2010. The entire incremental change for the nine months ended September 30, 2011, resulting from the increase in the estimated annual effective tax rate, is included in our current quarter results. As a result of the North Jackson Site acquisition and the significant amount of machinery and equipment that has been placed in service in 2011, we will claim the 100% bonus depreciation deduction on such equipment. As a result, we expect to generate a net operating loss for the 2011 federal income tax return. As a consequence of generating a net operating tax loss, the benefit of the domestic production activities deduction will no longer be available to us, resulting in our year-to-date and estimated annual effective tax rate increasing to 37%.

Business Segment Results

We are comprised of two reportable business segments: Universal Stainless & Alloy Products (“USAP”), which consists of the Bridgeville, North Jackson and Titusville facilities, and the Dunkirk Specialty Steel facility. The USAP manufacturing process involves melting, remelting, heat treating, forging and hot and cold rolling of semi-finished and finished specialty steels. Dunkirk Specialty Steel’s manufacturing process involves hot rolling, heat treating and finishing of specialty steel bar, rod and wire products.

Management is currently evaluating the impact of the North Jackson Site acquisition on its externally reported segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. We have included the results of North Jackson in the USAP segment from the acquisition date through September 30, 2011. The North Jackson operating segment was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280 with the USAP segment. An analysis of net sales and operating income for the reportable segments for the quarters ended September 30, 2011 and 2010 is as follows:

Universal Stainless & Alloy Products Segment

	Three-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$34,803	$26,669
Tool steel	5,047	7,159
High-strength low alloy steel	662	371
High-temperature alloy steel	623	507
Conversion services	641	542
Scrap sales and other	230	525

	42,006	35,773
Intersegment	18,554	10,437

Total net sales	60,560	46,210
Material cost of sales	31,265	22,778
Operation cost of sales	20,511	16,365
Selling and administrative expenses	4,004	2,702

Operating income	$4,780	$4,365

Our USAP segments net sales for the quarter ended September 30, 2011 increased by $14.4 million, or 31%, in comparison to the quarter ended September 30, 2010. This increase reflects an 11% increase in shipments for the three months ended September 30, 2011, as well as pricing increases and a change in product mix. Increases in shipments of aerospace products, petrochemical, power generation, conversion services and general industrial products of 36%, 14%, 9%, 14% and 6%, respectively, were partially offset by a decrease in service center plate products of 29%, for the quarter ended September 30, 2011, when compared to the prior year third quarter.

Operating income increased by $0.4 million during the quarter ended September 30, 2011 when compared to the prior year third quarter. Cost of goods sold as a percentage of net sales remained consistent at 85% for both the current and prior year third quarter. Selling and administrative expenses as a percentage of net sales increased from 6% for the quarter ended September 30, 2010 to 7% in the current quarter. The increase in selling and administrative expenses is primarily due to the inclusion of acquisition related costs within the USAP segment. The USAP segment’s results include acquisition related costs of $1.1 million and $52,000 incurred during the quarters ended September 30, 2011 and 2010, respectively.

Dunkirk Specialty Steel Segment

	Three-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$19,943	$12,898
Tool steel	360	266
High-strength low alloy steel	3,778	2,208
High-temperature alloy steel	956	643
Conversion services	294	95
Scrap sales and other	(38)	(13)

	25,293	16,097
Intersegment	34	15

Total net sales	25,327	16,112
Material cost of sales	15,847	9,708
Operation cost of sales	5,628	3,752
Selling and administrative expenses	1,339	1,299

Operating income	$2,513	$1,353

Our Dunkirk Specialty Steel segment’s net sales for the quarter ended September 30, 2011 increased by $9.2 million, or 57%, in comparison to the prior year third quarter. The increase reflects a 46% increase in shipments for the three months ended September 30, 2011, as well as pricing increases and a change in product mix. Increases in shipments of aerospace, petrochemical, power generation, general industrial products and conversion services were 50%, 54%, 41%, 2% and 120%, respectively, for the quarter ended September 30, 2011 when compared to the prior year third quarter.

Operating income for the quarter ended September 30, 2011 increased by $1.2 million, as compared to the similar period in 2010. This increase is primarily due to the higher sales volume recognized in the current quarter. Cost of goods sold as a percentage of net sales increased slightly from 84% during the quarter ended September 30, 2010 to 85% in the current quarter. Selling and administrative expenses as a percentage of net sales decreased from 8% in the third quarter of 2010 to 5% in the current quarter. The reduction in selling and administrative expenses as a percentage of net sales is primarily due to the increased sales in the current quarter, while maintaining a consistent overhead structure.

Nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010

An analysis of our operations for the nine-month periods ended September 30, 2011 and 2010 is as follows:

	Nine-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$149,797	$100,332
Tool steel	18,376	22,464
High-strength low alloy steel	13,925	7,576
High-temperature alloy steel	5,037	4,369
Conversion services	2,945	1,829
Scrap sales and other	348	1,270

Total net sales	190,428	137,840
Cost of products sold	154,884	112,909
Selling and administrative expenses	12,870	9,952

Operating income	$22,674	$14,979

Tons Shipped	38,345	32,008

Market Segment Information

	Nine-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Service centers	$98,000	$66,432
Forgers	36,792	31,655
Rerollers	35,983	24,112
Original equipment manufacturers	12,844	9,733
Wire redrawers	3,516	2,809
Conversion services	2,945	1,829
Scrap sales and other	348	1,270

Total net sales	$190,428	$137,840

Net sales for the nine-month period ended September 30, 2011 increased $52.6 million, as compared to similar period in 2010. The increase reflects a 20% increase in consolidated shipments for the nine-month period ended September 30, 2011, combined with pricing increases and a change in product mix. Shipments of aerospace, petrochemical, power generation, conversion services and general industrial products increased 48%, 26%, 17%, 48% and 16%, respectively, for the nine-month period ended September 30, 2011. These increases were partially offset by a 26% reduction in shipments of service center plate.

Cost of products sold, as a percentage of net sales, was 81% and 82% for the nine-month periods ended September 30, 2011 and 2010, respectively. This decrease is primarily due to lower operation costs per sales dollar due to increased production volumes incurred during the nine-month period ended September 30, 2011.

Selling and administrative expenses increased by $2.9 million for the nine-month period ended September 30, 2011, as compared to the similar period in 2010. Selling and administrative expenses as a percentage of net sales remained consistent between periods at 7%. The $2.9 million increase for the nine months ended September 30, 2011 primarily relates to $2.0 million of additional expenses related to the acquisition of the North Jackson Site.

As previously discussed, our effective income tax rate for the nine months ended September 30, 2011 increased to 37% from 35% recorded in the prior 2011 periods and 34% recorded during the nine months ended September 30, 2010. As a result of the North Jackson Site acquisition and the significant amount of machinery and equipment that has been placed in service in 2011, we will claim the 100% bonus depreciation deduction on such equipment. As a result, we expect to generate a net operating loss for the 2011 federal income tax return. As a consequence of generating a net operating tax loss, the benefit of the domestic production activities deduction will no longer be available to us, resulting in our effective tax rate increasing to 37%.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the nine-month periods ended September 30, 2011 and 2010 is as follows:

Universal Stainless & Alloy Products Segment

	Nine-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$94,037	$70,626
Tool steel	17,184	21,804
High-strength low alloy steel	1,816	1,755
High-temperature alloy steel	2,050	1,658
Conversion services	2,203	1,385
Scrap sales and other	359	1,238

	117,649	98,466
Intersegment	58,512	28,692

Total net sales	176,161	127,158
Material cost of sales	92,338	60,667
Operation cost of sales	58,811	46,676
Selling and administrative expenses	8,872	6,730

Operating income	$16,140	$13,085

Net sales for the nine-month period ended September 30, 2011 for the USAP segment, increased by $49.0 million, or 39%, in comparison to the nine months ended September 30, 2010. The increase reflects a 26% increase in shipments for the nine-month period ended September 30, 2011, as well as pricing increases and a change in product mix. Increases in shipments of aerospace products, petrochemical, power generation, conversion services and general industrial products of 62%, 34%, 17%, 52% and 22%, respectively, were partially offset by a decrease in service center plate products of 26% for the nine-month period ended September 30, 2011.

Operating income for the nine-month period ended September 30, 2011 increased by $3.1 million, as compared to the similar period in 2010. The increase is primarily due to a decrease in operation costs per sales dollar from 37% for the nine-month period ended September 30, 2010 to 33% for the nine-month period ended September 30, 2011, partially offset by higher raw material costs in relation to net sales. Operation costs as a percentage of net sales benefited in the current period from operational improvements made in prior periods. In addition, operation costs as a percentage of net sales have decreased between periods, due to the increase in net sales. A portion of our operation costs are relatively fixed in nature, such as overhead and depreciation costs. These fixed costs combined with significantly higher net sales, resulted in a lower operation costs as a percentage of net sales. Material cost of sales, as a percentage of net sales, increased from 48% for the nine-month period ended September 30, 2010 to 52% for the nine-month period ended September 30, 2011. The increase in material cost as a percentage of net sales is partially due to the change in product mix between periods. Our sales in the current period are comprised of a higher percentage of higher dollar products than in the prior year period. These higher dollar products typically have a higher cost of material as a percentage of net sales. Additionally, many of the prices of the commodities that we consume decreased in price during the nine months ended September 30, 2011. As these prices decreased, we have reduced our surcharges. Our surcharge mechanism is based on raw material prices two months in arrears of the month the product is sold. At times when raw materials and surcharges are decreasing, our material cost as a percentage of net sales generally increases to the extent our inventory turnover period exceeds two months.

Dunkirk Specialty Steel Segment

	Nine-month period ended September 30,
(in thousands)	2011	2010
Net sales:
Stainless steel	$55,760	$29,706
Tool steel	1,192	660
High-strength low alloy steel	12,109	5,821
High-temperature alloy steel	2,987	2,711
Conversion services	742	444
Scrap sales and other	(11)	32

	72,779	39,374
Intersegment	126	92

Total net sales	72,905	39,466
Material cost of sales	44,864	22,528
Operation cost of sales	16,230	10,760
Selling and administrative expenses	3,998	3,222

Operating income	$7,813	$2,956

Net sales for the nine-month period ended September 30, 2011 for the Dunkirk Specialty Steel segment increased by $33.4 million, or 85%, in comparison to the nine-month period ended September 30, 2010. This increase reflects a 67% increase in shipments for the nine-month period ended September 30, 2011, as well as pricing increases and a change in product mix. We benefited from increased shipment of aerospace, petrochemical, general industrial, conversion services and power generation products of 82%, 109%, 20%, 18% and 26%, respectively, during the nine months ended September 30, 2011.

Operating income for the nine-month period ended September 30, 2011 increased by $4.9 million, as compared to the similar period in 2010. The increase is primarily due to the significant increase in sales volume. Operating income further benefited from a decrease in operation costs per sales dollar from 27% for the nine-month period ended September 30, 2010 to 22% for the nine-month period ended September 30, 2011, partially offset by higher raw material costs in relation to net sales. Operation costs per sales dollar decreased primarily as a result of increased production volumes incurred during the current periods. Material cost of sales, as a percentage of net sales, increased from 57% for the nine-month period ended September 30, 2010 to 62% for the nine-month period ended September 30, 2011. Many of the prices of the commodities that we consume decreased in price during the nine months ended September 30, 2011. As these prices decreased, we have reduced our surcharges. Our surcharge mechanism is based on raw material prices two months in arrears of the month the product is sold. At times when raw materials and surcharges are decreasing, our material cost as a percentage of net sales generally increases to the extent our inventory turnover period exceeds two months.

Liquidity and Capital Resources

We have financed our operating activities through cash on hand at the beginning of the period, cash provided by operations and cash provided through our credit facilities. Working capital increased $1.4 million to $111.5 million at September 30, 2011 compared to $110.1 million at December 31, 2010. Net accounts receivable increased $10.3 million as a result of increased sales for the quarter ended September 30, 2011 in comparison to the quarter ended December 31, 2010. The $9.6 million increase in net inventory at September 30, 2011 compared to December 31, 2010 is due primarily to an 18% increase in our work-in-process inventory in response to the rise in the Company’s backlog offset by lower material purchase prices. The backlog increased from $69.3 million at December 31, 2010 to $92.2 million at September 30, 2011, an increase of 33%. Excluding North Jackson, our accounts payable balance at September 30, 2011 decreased by approximately $1.9 million from our prior year-end. This reduction is primarily related to carrying a $1.4 million lower raw material inventory balance at September 30, 2011 when compared to December 31, 2010.

Cash received from sales of $60.8 million and $180.3 million for the three- and nine-month periods ended September 30, 2011, respectively, and of $52.6 million and $125.2 million for the three- and nine-month periods ended September 30, 2010, respectively, represent the primary source of cash from operations. The primary uses of cash are as follows:

	Three-month period ended September 30,		Nine-month period ended September 30,
(in thousands)	2011	2010	2011	2010
Raw material purchases	$29,593	$23,142	$91,606	$65,391
Employment costs	9,906	9,479	33,604	23,689
Utilities	3,555	3,396	11,849	10,614
Other	16,173	7,723	42,152	20,639

Total uses of cash	$59,227	$43,740	$179,211	$120,333

Cash used for raw material purchases and operation costs increased in 2011 in comparison to 2010 primarily due to having a higher backlog of orders at the beginning of 2011 of $69.3 million compared with $36.0 million at the beginning of 2010, which led to the significant increase in the quantity of purchased materials and operation costs required to meet the 38% year-to-date increase in net sales. Increases in the price of nickel also contributed to the increased costs in 2011 compared to the same nine-month period in 2010. Although nickel prices have recently declined, the average price of nickel increased by 15% from $9.62 for the nine months ended September 30, 2010 to $11.08 for the nine months ended September 30, 2011. We continuously monitor market price fluctuations of our key raw materials. The following table reflects the average market values per pound for selected months during the last 18-month period.

	September 2011	December 2010	September 2010	December 2009
Nickel	$9.25	$10.94	$10.27	$7.74
Chrome	$1.16	$1.31	$1.25	$0.89
Molybdenum	$14.37	$16.17	$15.61	$11.47
Carbon scrap	$0.22	$0.19	$0.19	$0.15

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. We maintain sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

Increased employment costs are primarily due to the aforementioned higher profitability, which added increased payout under our incentive plans. Taxes paid and tax refunds received are included within “other” uses of cash. We paid net taxes for the quarter and nine months ended September 30, 2010 of $2.8 million and $0.3 million, respectively. The nine month net amount includes a $4.1 million tax refund, as a result of being able to carry our 2009 net operating loss back to earlier years and recover previous taxes paid. Prior to the acquisition of the North Jackson Site, we paid taxes of $4.8 million in 2011. As a result of the acquisition and the significant amount of machinery and equipment that has been placed in service in 2011, we will claim the 100% bonus depreciation deduction on such equipment and, as a result, expect to generate a net operating loss for the 2011 federal income tax return. We have recorded refundable income taxes in the amount of $10.5 million as of September 30, 2011, which represents the amount paid in federal taxes during 2011 and a refund of all federal taxes paid for the 2010 tax year. Other uses of cash, the majority of which was cash for production supplies and maintenance, selling and administrative expenses, insurance, outside conversion services and freight, increased primarily as a result of higher production levels in the current period.

The Company had capital expenditures for the nine-month period ended September 30, 2011 of $7.9 million compared with $5.1 million for the same period in 2010. The most significant capital expenditures incurred during the nine months ended September 30, 2011 related to the Bridgeville remelt and laboratory upgrades, which collectively were $1.9 million. There were no capital expenditures related to these projects during the nine months ended September 30, 2010. The Bridgeville melt shop upgrade accounted for $0.4 million of the 2011 expenditures and $2.1 million of the 2010 expenditures. During the nine months ended September 30, 2011, our Titusville facility began upgrading the furnace controls and power supplies of its VAR furnaces. We have incurred $1.1 million in 2011 related to this project. The remainder of the increase in capital expenditures during the current period related to various individually less significant additions at both of the Company’s operating segments. Capital expenditures are expected to increase from historical levels as a result of the approved addition of two VAR furnaces for $7.6 million and a $6.8 million electro slag remelt furnace. We expect to begin installation of these furnaces at our North Jackson facility in 2012. In addition, the Company expects to incur approximately $26.0 million related to the completion of equipment installation at the North Jackson facility.

On August 18, 2011, we and our wholly owned subsidiaries entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $75.0 million (the “Revolver”) and a $40.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association (“PNC”) serves as Administrative Agent with respect to the Facilities. The Facilities, which expire in August 2016, are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Site is collateral under the Facilities. The Company, Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

Availability under the Revolver is based on eligible accounts receivable and inventory, less outstanding letters of credit issued under the Revolver, which may not exceed $10.0 million at any given time. At September 30, 2011, we had borrowing capacity under the Revolver of $72.9 million. At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $100.0 million in any event. We are required to pay a commitment fee based on the daily unused portion of the Revolver. At September 30, 2011, the commitment fee under the Revolver was 0.375%. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed the aggregate borrowing capacity under the Revolver at any given time. The Term Loan is payable in quarterly installments in the principal amount of $1.5 million beginning on July 1, 2012, with the balance of the Term Loan payable in full on August 18, 2016.

Amounts outstanding under the Facilities other than swing loans under the Revolver, at our option, will bear interest at either a base rate (the “Base Rate Option”) or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the period from the entrance into the Credit Agreement through September 30, 2011, which was 2.49% at September 30, 2011. Interest on swing loans under the Revolver is calculated using the Base Rate Option, which was 4.50% at September 30, 2011. Interest on both the Facilities and the swing loans is payable monthly.

The Credit Agreement requires that we maintain a leverage ratio not less than a ratio decreasing from 3.25 to 1.00 to 2.50 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At September 30, 2011, we were obligated to maintain a leverage ratio of not less than 3.25 to 1.00. We were in compliance with all covenants contained in the Credit Agreement at September 30, 2011.

As a result of our entrance into the Credit Agreement, we recorded deferred finance costs of $1.4 million in the Condensed Consolidated Balance Sheet as a component of other long-term assets as of September 30, 2011. These costs are being amortized to interest expense over the life of the Credit Agreement.

In connection with the acquisition of the North Jackson Site on August 18, 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson Site as partial consideration of the acquisition. The Notes are subordinated obligations and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of our Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter. We evaluated the conversion feature of the Notes and determined that no beneficial conversion feature exists.

As a result of our increased debt load, we expect that our interest expense and interest payments will increase from historical levels.

Prior to our entrance into the Credit Agreement, we had a credit agreement with PNC which provided for an unsecured $12.0 million term loan (“Old Term Loan”) and an unsecured $15.0 million revolving credit facility. We used a portion of our cash balance prior to the acquisition of the North Jackson Site to repay the Old Term Loan during the quarter ended September 30, 2011. There were no borrowings on this revolving credit facility and it was extinguished with our entrance into the Credit Agreement. During the nine months ended September, 2011, we also repaid all of our governmental debt in the amount of $0.6 million.

We had an interest rate swap with PNC to convert the LIBOR floating rate under the Old Term Loan to a fixed interest rate for the life of the loan. Under the agreement, our interest rate was fixed at 4.515%. The effective portion of the change in the fair value of the interest rate swap was recorded net of tax in accumulated other comprehensive loss (within stockholders’ equity) prior to extinguishing the Old Term Loan. We recorded a charge of $0.3 million during the quarter ended September 30, 2011 as a component of interest expense on the Condensed Consolidated Statement of Operations to terminate the interest rate swap.

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At September 30, 2011, we had $37.3 million in availability under the Revolver.

At September 30, 2011, we had the following contractual principal obligations pertaining to our long-term debt:

(in thousands)
Less than 1 year	$1,500
1 - 3 years	12,000
3 - 5 years	62,100
More than 5 years	20,000

Total	$95,600

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2011 or December 31, 2010. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income.

Management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes it will generate sufficient income in addition to taxable income generated from the reversal of its temporary differences to utilize the deferred tax assets recorded at September 30, 2011.

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

The Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.

On August 18, 2011, the Company completed its acquisition of the North Jackson Site. See Note 2, “Acquisition” in the notes to the condensed consolidated financial statements in this quarterly report for a discussion of the acquisition. While management does not expect significant changes to the Company’s financial reporting processes and related internal controls as a result of the acquisition of the North Jackson Site, the Company is currently in the process of integrating the North Jackson Site into its existing internal controls and procedures. Management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting does not yet include the North Jackson Site, and it will take time for the Company to fully complete the integration of the North Jackson Site into the Company’s existing internal controls and procedures. Except with respect to the Company’s acquisition of the North Jackson Site, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired substantially all the assets of the North Jackson Site with the expectation that the acquisition will result in various benefits and synergies. The Company’s achievement of the anticipated benefits and synergies of the acquisition is subject to a number of uncertainties. For example, it is possible that the integration process could take longer or cost more than anticipated and could result in the disruption of the Company’s ongoing businesses, processes and systems. Further, the Company may not have discovered prior to closing all known and unknown factors regarding the assets acquired that could produce unintended and unexpected consequences for the Company. As a result, no assurance can be given that the anticipated benefits and synergies of the acquisition will be realized or, if realized, the timing or cost of their realization. Failure to achieve the anticipated benefits and synergies could result in increased costs or decreases in the amount of expected revenues associated with the assets acquired.

There may be future dilution of the Company’s Common Stock as a result of the conversion of convertible notes issued in connection with the Company’s acquisition of substantially all the assets of the North Jackson Site.

As part of the purchase price in connection with its acquisition of substantially all the assets of the North Jackson Site, the Company delivered at closing convertible promissory notes in the aggregate principal amount of $20.0 million (collectively, the “Notes”). The Notes and any accrued and unpaid interest are convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. To the extent that the Notes are converted, the Company’s Common Stock will be diluted.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2011

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)