Form 10-Q
period 2012-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2012-05-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 6,851,684 shares of the Registrant’s Common Stock outstanding.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$74,614	$59,811
Cost of products sold	60,339	49,013
Selling and administrative expenses	4,583	3,830

Operating income	9,692	6,968
Interest expense	(704)	(125)
Other income	23	—

Income before income tax expense	9,011	6,843
Provision for income taxes	2,725	2,395

Net income	$6,286	$4,448

Net income per common share – Basic	$0.92	$0.65

Net income per common share – Diluted	$0.86	$0.64

Weighted average shares of Common Stock outstanding
Basic	6,848,716	6,183,020
Diluted	7,433,086	6,952,162

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$6,286	$4,448
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of tax of $0 and $19	—	33

Comprehensive income	$6,286	$4,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets:
Cash	$378	$274
Accounts receivable (less allowance for doubtful accounts of $1,936 and $1,952, respectively)	45,293	34,554
Inventory, net	93,673	85,088
Deferred income taxes	26,226	28,438
Refundable income taxes	595	4,844
Other current assets	2,148	2,198

Total current assets	168,313	155,396

Property, plant and equipment, net	190,013	183,148
Goodwill	20,479	20,479
Other long-term assets	2,857	2,649

Total assets	$381,662	$361,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,838	$29,912
Accrued employment costs	5,397	7,547
Current portion of long-term debt	—	3,000
Other current liabilities	3,721	966

Total current liabilities	41,956	41,425

Long-term debt	103,850	91,650
Deferred income taxes	48,731	48,291

Total liabilities	194,537	181,366

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,140,365 and 7,130,365 shares issued, respectively	7	7
Additional paid-in capital	44,487	43,720
Retained earnings	144,784	138,498
Treasury Stock at cost; 288,681 and 282,850 common shares held, respectively	(2,153)	(1,919)

Total stockholders’ equity	187,125	180,306

Total liabilities and stockholders’ equity	$381,662	$361,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net income	$6,286	$4,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,985	1,461
Deferred income tax	2,653	(512)
Share-based compensation expense, net	410	328
Changes in assets and liabilities:
Accounts receivable, net	(10,739)	(6,583)
Inventory, net	(8,585)	(10,300)
Accounts payable	(1,799)	7,683
Accrued employment costs	(2,150)	(1,572)
Income taxes	4,412	2,664
Other, net	2,705	(466)

Net cash used in operating activities	(3,822)	(2,849)

Investing Activities:
Capital expenditures, net of amount included in accounts payable	(4,986)	(1,232)

Net cash used in investing activities	(4,986)	(1,232)

Financing Activities:
Payment on term loan facility	(20,000)	—
Borrowings under revolving credit facility	47,550	—
Payments on revolving credit facility	(18,350)	—
Debt repayments	—	(709)
Proceeds from the issuance of Common Stock	229	99
Payment of deferred financing costs	(348)	—
Tax benefit from share-based payment arrangements	64	72
Purchase of Treasury Stock	(233)	—

Net cash provided by (used in) financing activities	8,912	(538)

Net increase (decrease) in cash	104	(4,619)
Cash at beginning of period	274	34,400

Cash at end of period	$378	$29,781

Supplemental Non-Cash Investing Activity:
Capital expenditures included in accounts payable	$4,725	$935

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated statements of operations and statements of comprehensive income for the three months ended March 31, 2012 and 2011, balance sheets as of March 31, 2012 and December 31, 2011, and statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at March 31, 2012 and December 31, 2011 and the consolidated results of operations and of cash flows for the periods ended March 31, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The Company adopted these provisions during the three months ended March 31, 2012. This amendment did not have a material impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

Note 2 – Acquisition

On August 18, 2011, the Company acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Facility”). The North Jackson Facility began forging and finishing operations in September 2011. In December 2011, the North Jackson Facility performed the first melts on its new vacuum induction melting (VIM) furnace and two vacuum arc remelting (VAR) furnaces. The aggregate purchase price for the North Jackson Facility was $111.3 million, which was comprised of a $40.0 million term loan, $40.0 million in borrowings under a revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Facility and the remainder from cash on-hand prior to the acquisition. The term loan and revolving credit facility were subsequently amended during the three months ended March 31, 2012, which is discussed further in Note 5. At closing, the Company entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow. The escrow agreement expires eighteen months after the closing date.

For the three months ended March 31, 2012 and 2011, the Company incurred $0 and $419,000, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the condensed consolidated statements of operations.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce and the expected synergies and other benefits that the Company believes will result from combining the operations of the North Jackson Facility with the Company’s other operations. Goodwill related to the North Jackson Facility acquisition was recorded in the Company’s Universal Stainless & Alloy Products reportable segment. There was no goodwill recognized for income tax purposes as a result of the North Jackson Facility acquisition.

The following is a summary of the changes in the carrying value of goodwill, from December 31, 2011 through March 31, 2012 (dollars in thousands):

Balance, December 31, 2011	$20,479
Change in goodwill	—

Balance, March 31, 2012	$20,479

As previously mentioned, the Company incurred debt in the form of a term loan, borrowings under a revolving credit facility and convertible notes issued to acquire the North Jackson Facility. In accordance with GAAP, the Company recorded this debt at fair value as of the acquisition date. The fair value of the term loan and borrowings under the revolving credit facility were determined to be the par value of the debt. The terms of the convertible notes were designed to and resulted in the fair value of the option to convert and the debt component aggregating to the par amount of the convertible notes. The Company evaluated the conversion feature of the convertible notes at issuance and determined that no beneficial conversion features existed, which would have required bifurcation.

The operating results of the North Jackson Facility have been included in the Company’s condensed consolidated financial statements since the acquisition date.

The following unaudited pro forma information presents the combined results as if the acquisition had occurred on January 1, 2011. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. Pro forma adjustments have been made to reflect the incremental impact on earnings of amortization expense related to the acquired intangible asset and income tax expense. The Company has calculated the 2011 pro forma results using a 36.4% effective tax rate from January 1, 2011. As a result of no assets being placed in service prior to the acquisition date, the Company has not included any incremental interest expense resulting from the debt incurred to finance the acquisition. All incurred interest would have been capitalized prior to placing the assets in service. The Company has not included the dilutive effect of the convertible notes on the unaudited pro forma information. Due to the level of completion of the North Jackson Facility on January 1, 2011, it is highly unlikely that the acquisition would have been partially financed through the issuance of convertible notes. Prior to the acquisition, the North Jackson Facility’s only sales were derived from scrap sales. Pro forma adjustments were made to eliminate one-time acquisition related costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements. The pro forma results are not indicative of how the results will appear in the future.

(dollars in thousands, except per share amounts)	Three months ended March 31, 2011
Net sales	$59,811
Net income	$3,965

Net income per common share—Basic	$0.58
Net income per common share—Diluted	$0.57

Weighted-average shares of Common Stock outstanding:
Basic	6,813,020
Diluted	6,952,162

Note 3 – Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2012	2011
Numerator:

Net income	$6,286	$4,448
Adjustment for interest expense on convertible notes	105	—

Net income, as adjusted	$6,391	$4,448

Denominator:
Weighted average number of shares of Common Stock outstanding	6,848,716	6,813,020
Weighted average effect of dilutive stock options	156,911	139,142
Weighted average effect of assumed conversion of convertible notes	427,459	—

Weighted average number of shares of Common Stock outstanding, as adjusted	7,433,086	6,952,162

Net income per common share:

Net income per common share – Basic	$0.92	$0.65

Net income per common share – Diluted	$0.86	$0.64

There were 19,150 and 191,800 stock options outstanding, which were excluded from the computation of diluted net income per common share, at an average price of $41.27 and $35.76 at March 31, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of the Common Stock.

Note 4 – Inventory

The major classes of inventory were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials and supplies	$7,875	$5,934
Semi-finished and finished steel products	79,262	73,046
Operating materials	6,536	6,108

Total inventory, net	$93,673	$85,088

Note 5 – Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Revolving credit facility	$63,850	29,350
Term loan	20,000	40,000
Convertible notes	20,000	20,000
Swing loan credit facility	—	5,300

	103,850	94,650
Less current portion of long-term debt	—	3,000

Long-term debt	$103,850	$91,650

Amended Credit Facility

On August 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, the Company entered into the First Amendment to Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The Amended Credit Agreement extends the expiration date from August 2016 to March 2017, provides additional availability under the Facilities and reduces fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendment to the Credit Agreement, the Company recorded additional deferred financing costs of $348,000 during the three months ended March 31, 2012. Deferred financing costs are included on the condensed consolidated balance sheets as a component of other long-term assets.

At any time prior to August 18, 2015, the Company may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million in any event. The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed $105.0 million at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities other than swing loans under the Revolver, at the Company’s option, will bear interest at either a base rate (the “Base Rate Option”) or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. The Company elected to use the LIBOR Option during the three months ended March 31, 2012, which was 2.0% at March 31, 2012. Interest on swing loans under the Revolver is calculated using the Base Rate Option, which was 4.0% at March 31, 2012. Interest on the Facilities is payable monthly. Interest on the swing loans is payable quarterly.

The Amended Credit Agreement requires the Company to maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At March 31, 2012, the Company was obligated to maintain a leverage ratio of not exceeding 3.25 to 1.00. The Company was in compliance with all covenants contained in the Amended Credit Agreement at March 31, 2012 and December 31, 2011.

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

Aggregate maturities of long-term debt are as follows:

Year ended December 31,	(in thousands)
2012	$—
2013	1,500
2014	3,000
2015	3,000
2016	3,000
Thereafter	93,350

$103,850

Note 6 – Fair Value Measurements

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Prior to its termination in September 2011, the interest rate swap was recorded at fair value based on Level 2 quoted LIBOR swap rates adjusted for credit and non-performance risk.

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at March 31, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans at March 31, 2012 and December 31, 2011 approximated the carrying amount as the interest rate is based upon floating short-term interest rates. At March 31, 2012 and December 31, 2011, the fair value of the Notes approximated the carrying amount.

Note 7 – Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against the Company relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. Management believes, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on its financial condition, or liquidity or a material impact on its results of operations is remote, although the resolution of one or more of these matters may have a material adverse effect on its results of operations for the period in which the resolution occurs.

Note 8 – Income Taxes

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2012 and 2011, the estimated annual effective tax rate applied to ordinary income was 35.0%. The effective tax rate for the three months ended March 31, 2012 was positively affected by the benefit of $441,000 for state income taxes, which was considered to be a discrete tax item. Including the effect of the discrete tax item, the Company’s effective tax rate for the three months ended March 31, 2012 was 30.2%.

Note 9 – Business Segments

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

Management is currently evaluating the impact of the North Jackson Facility acquisition on the Company’s externally reported segments in accordance with ASC Topic 280, “Segment Reporting.” From the North Jackson acquisition date through March 31, 2012, the Company has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280 with the USAP segment.

The segment data are as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Net sales:
Universal Stainless & Alloy Products (A)	$60,264	$55,150
Dunkirk Specialty Steel	30,493	21,981
Intersegment eliminations	(16,143)	(17,320)

Consolidated net sales	$74,614	$59,811

Operating income:
Universal Stainless & Alloy Products (A)	$5,776	$4,914
Dunkirk Specialty Steel	3,367	2,325
Intersegment eliminations (B)	549	(271)

Consolidated operating income	$9,692	$6,968

Interest expense:
Universal Stainless & Alloy Products (A)	$704	$118
Dunkirk Specialty Steel	—	7

Consolidated interest expense	$704	$125

(A)	The results for the three months ended March 31, 2012 include those of the Company’s North Jackson operation, which was acquired on August 18, 2011.

(B)	The Company recognized profits during the three months ended March 31, 2012 on intercompany sales which were sold to third party customers during the quarter. This profit had been deferred prior to the sale to third party customers.

The following table presents total assets by segment:

(in thousands)	March 31, 2012	December 31, 2011
Total assets:
Universal Stainless & Alloy Products	$299,188	$271,107
Dunkirk Specialty Steel	53,998	55,820
Corporate	142,284	149,101
Intersegment eliminations	(113,808)	(114,356)

Total assets	$381,662	$361,672

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Universal Stainless & Alloy Products, Inc. (“the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, petrochemical and general industrial products. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or are subject to their own capacity constraints.

We recognized net income for the three months ended March 31, 2012 of $6.3 million, or $0.86 per diluted share, compared with net income of $4.4 million, or $0.64 per diluted share, for the first quarter of 2011.

Our net sales increased from $59.8 million for the three months ended March 31, 2011 to a record $74.6 million for the current quarter. This $14.8 million, or 25%, increase is largely due to increased volume recognized in the current quarter and price increases. Tons shipped increased by 8% in the current quarter when compared to the prior year first quarter. Our net sales for the current quarter were also favorably affected by product mix. Our stainless steel and high-strength low alloy steel shipments as a percentage of total shipments increased from 75% and 5%, respectively, during the first quarter of 2011 to 77% and 6%, respectively, in the current quarter, while our tool steel shipments as a percentage of total shipments decreased from 11% for the three months ended March 31, 2011 to 8% in the current quarter. Our stainless steel and high-strength low alloy steel products have a higher content of nickel and typically have a higher selling price per pound than our tool steel products.

Our backlog primarily remained level at $101.3 million at March 31, 2012 as compared to $102.6 million at December 31, 2011, despite record sales during the quarter.

During the current quarter, we continued to increase production at our North Jackson operation, which was acquired in the third quarter of 2011. In addition to conversion services provided to external customers, the North Jackson operation provided increasing forging and remelting activities on products for our other divisions, as well as providing our legacy operations with operating synergies. Remelting on the facilities two vacuum arc remelting (VAR) furnaces increased throughout the first quarter of 2012 and in April we have begun remelting around the clock. In February 2012, we experienced a metal spill from our vacuum induction melting (VIM) furnace. This spill negatively impacted cost of products sold in the current quarter by approximately $0.5 million and caused the furnace to be inoperative during the month of February. The furnace was repaired and resumed melting in early March.

Our cost of products sold increased from $49.0 million for the first quarter of 2011 to $60.3 million in the current quarter. This $11.3 million, or 23%, increase is primarily due to the aforementioned 25% increase in net sales. Our consolidated cost of products sold for the quarter ended March 31, 2012 was also negatively affected by the aforementioned VIM spill at our North Jackson facility.

Selling and administrative (“S&A”) expenses increased from $3.8 million in the first quarter of 2011 to $4.6 million in the current quarter. Included in our consolidated S&A expenses were $0.4 million related to the North Jackson facility acquisition at March 31, 2011 and $0.7 million related to our North Jackson operations at March 31, 2012. Excluding the North Jackson S&A expenses, our S&A expenses as a percentage of net sales decreased from 5.7% for the first quarter of 2011 to 5.2% in the current quarter.

Interest expense increased from $0.1 million for the three months ended March 31, 2011 to $0.7 million in the first quarter of 2012. This $0.6 million increase is primarily due to the higher debt balance maintained in the current quarter to finance the 2011 North Jackson acquisition. During the current quarter, we amended our credit facility, which among other benefits reduced our interest rate by fifty basis points. This reduction in our interest rates will result in a quarterly interest savings of approximately $0.1 million at current borrowing levels.

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 30.2% and 35.0%, respectively. The effective tax rate for the first quarter of 2012 includes a discrete tax benefit of $0.4 million for certain state tax benefits recognized in the current quarter. Excluding this discrete tax benefit, our estimated annual effective tax rate on ordinary income for 2012 is 35.0%.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, enacted in December 2010, provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012. As a result of the North Jackson acquisition and the significant amount of machinery and equipment placed in service in 2011, we will claim the 100% bonus depreciation deduction on such equipment and, as a result, will generate a net operating loss (“NOL”) for the 2011 federal income tax return. As a consequence of generating a NOL, the benefit of the domestic production activities deduction will no longer be available. At December 31, 2011, we had a deferred tax asset of $15.1 million related to NOL carry forwards. We are currently evaluating whether to carry back a portion of this NOL to 2010 to obtain a refund of $5.4 million paid for federal income taxes for the 2010 tax year. If we choose to carry back the NOL to 2010, we would no longer benefit from certain deductions taken in 2010 that reduced our taxable income. These deductions would not be available which would have a negative impact on our 2012 effective tax rate. We expect to finalize the treatment of the NOL by the end of the second quarter of 2012. All remaining federal NOL’s could be carried forward until 2031.

Results of Operations

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

An analysis of our operations for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$60,126	$46,798
Tool steel	4,305	5,491
High-strength low alloy steel	6,238	4,714
High-temperature alloy steel	2,441	1,680
Conversion services	1,467	1,014
Scrap sales and other	37	114

Total net sales	74,614	59,811
Cost of products sold	60,339	49,013
Selling and administrative expenses	4,583	3,830

Operating income	$9,692	$6,968

Tons Shipped	14,034	13,013

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Market Segment Information

	Three months ended March 31,
(in thousands)	2012 (A)	2011
Net sales:
Service centers	$41,656	$28,628
Forgers	13,719	11,870
Rerollers	10,996	12,805
Original equipment manufacturers	4,997	4,121
Wire redrawers	1,742	1,259
Conversion services	1,467	1,014
Scrap sales and other	37	114

Total net sales	$74,614	$59,811

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended March 31, 2012 increased $14.8 million, or 25%, as compared to the similar period in 2011. The increase reflects an 8% increase in consolidated shipments, pricing increases and a change in product mix. Our shipments of aerospace products, petrochemical products, conversion services, and general industrial products increased by 26%, 11%, 12% and 13%, respectively, in the quarter ended March 31, 2012 over the first quarter of 2011. These increases were partially offset by decreases in first quarter 2012 shipments of service center plate and power generation products of 26% and 2%, respectively, when compared to the same period in 2011.

Cost of products sold, as a percentage of net sales, was 80.9% and 81.9% for the three months ended March 31, 2012 and 2011, respectively. The reduction as a percentage of sales is largely due to lower material costs and operational benefits that we recognized in the current period from process improvement projects. These benefits are partially offset by increased infrastructure, due to the start-up of our North Jackson operation. A portion of our cost structure is relatively fixed in nature, such as overhead and depreciation costs. As sales at our North Jackson operation increase, we expect that these fixed costs as a percentage of sales will decrease in the future.

S&A expenses increased by $0.8 million in the three months ended March 31, 2012 as compared to the similar period in 2011. The increase is primarily attributable to higher employee related costs and the inclusion of our North Jackson operation in the current quarter. In the first quarter of 2011, we incurred $0.4 million of acquisition related costs.

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

Management is currently evaluating the impact of the North Jackson acquisition on our externally reported segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. We have included the results of our North Jackson operation in the USAP segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280 with the USAP segment.

An analysis of the net sales and operating income for the reportable segments for the three months ended March 31, 2012 and 2011 is as follows:

Universal Stainless & Alloy Products Segment

	Three months ended March 31,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$36,113	$30,577
Tool steel	3,769	5,045
High-strength low alloy steel	2,056	466
High-temperature alloy steel	960	858
Conversion services	1,273	790
Scrap sales and other	61	108

	44,232	37,844
Intersegment	16,032	17,306

Total net sales	60,264	55,150
Material cost of sales	28,866	29,086
Operation cost of sales	22,641	18,591
Selling and administrative expenses	2,981	2,559

Operating income	$5,776	$4,914

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended March 31, 2012 increased $5.1 million, or 9.3%, as compared to the similar period in 2011. The increase reflects a 1.3% increase in shipments, pricing increases and a change in product mix. Increases in shipments of aerospace products and conversion services of 17% and 30%, respectively, were partially offset by decreases in service center plate, general industrial, power generation, and petrochemical products of 24%, 10%, 6% and 6%, respectively.

Operating income for the three months ended March 31, 2012 increased by $0.9 million, or 17. 5%, as compared to the three months ended March 31, 2011. The increase is primarily due to the aforementioned increase in sales as well as a decrease in materials costs per sales dollar from 52.7% in the first quarter of 2011 to 47.9% in the first quarter of 2012. The reduction in material costs per sales dollar is primarily due to decreases in raw materials costs in the current quarter when compared to the prior year first quarter. These benefits were partially offset by higher operations costs as a percentage of sales. Operations costs as a percentage of sales increased from 33.7% in the first quarter of 2011 to 37.6% in 2012. The increase in operations costs as a percentage of sales is largely due to the inclusion of North Jackson in the USAP segment. Our operations costs include fixed costs, such as depreciation. As a result of the North Jackson facility being a start-up operation, sales from the facility continued to ramp-up during the current quarter. These fixed charges, combined with start-up sales, had a negative impact on operation costs as a percentage of sales during the first quarter of 2012. As sales continue to increase from the North Jackson operation, these fixed costs as a percentage of sales are expected to decrease.

Dunkirk Specialty Steel Segment

	Three months ended March 31,
(in thousands)	2012	2011
Net sales:
Stainless steel	$24,013	$16,221
Tool steel	536	446
High-strength low alloy steel	4,182	4,248
High-temperature alloy steel	1,481	822
Conversion services	194	224
Scrap sales and other	(24)	6

	30,382	21,967
Intersegment	111	14

Total net sales	30,493	21,981
Material cost of sales	18,174	13,344
Operation cost of sales	7,350	5,041
Selling and administrative expenses	1,602	1,271

Operating income	$3,367	$2,325

Net sales for the three months ended March 31, 2012 increased $8.5 million, or 38.7%, as compared to the similar period in 2011. The increase reflects a 29.0% increase in shipments, pricing increases and a change in product mix. Increases in shipments of aerospace, petrochemical, power generation and general industrial products of 33%, 46%,42% and 19%, respectively, were offset by a decrease in conversion services shipments of 27%.

Operating income for the three months ended March 31, 2012 increased by $1.0 million, or 44.8%, as compared to the three months ended March 31, 2011. The increase is primarily due to the aforementioned increase in sales as well as a decrease in materials costs per sales dollar from 60.7% in the first quarter of 2011 to 59.6% in the first quarter of 2012, due to decreases in raw materials costs. These benefits were partially offset by higher operations costs in relation to sales. The operations costs, as a percentage of sales increased from 22.9% in the first quarter of 2011 to 24.1% of sales in 2012. The increase in operations costs as a percentage of sales was largely due to increased third-party tolling expense in the current quarter. As a result of the increased volume in the current quarter, we sent a greater amount of our products out for third-party tolling during the current quarter. Dunkirk S&A expenses as a percentage of sales decreased from 5.8% for the first quarter of 2011 to 5.3% in the current quarter.

Liquidity and Capital Resources

We have financed our operating activities through cash on hand at the beginning of the period, cash provided by operations and cash provided through our credit facilities. Working capital increased $12.4 million to $126.4 million at March 31, 2012 from $114.0 million at December 31, 2011. Our accounts receivable balance increased $10.7 million as a result of the 20.0% increase in sales for the three months ended March 31, 2012 in comparison to the three months ended December 31, 2011. The $8.6 million increase in inventory is primarily due to a 9% increase in our work-in-process inventory as a result of a build in inventory to satisfy our current backlog. Our backlog primarily remained level at $101.3 million at March 31, 2012 as compared to $102.6 million at December 31, 2011, despite record sales during the quarter. Excluding the current portion of long-term debt, our current liabilities increased by $3.5 million, or 9%, primarily related to the increase in production levels.

Cash received from sales of $63.9 million and $53.3 million represent the primary source of cash from operations for the three months ended March 31, 2012 and 2011, respectively. The primary uses of cash for the quarter ended March 31, 2012 were raw material purchases of $31.3 million, employment costs of $16.3 million, capital expenditures of $5.0 million and utilities of $3.6 million. For the same period in 2011, primary uses of cash were raw material purchases of $28.8 million, employment costs of $13.3 million, utilities of $4.1 million and capital expenditures of $1.2 million. Our other uses of cash, the largest of which is cash for production supplies, plant maintenance, outside conversion services, insurance, taxes and freight, increase or decrease in relation to production volume. Prior to the North Jackson acquisition, we paid federal estimated taxes of $4.5 million for 2011. As a result of the North Jackson acquisition and the significant amount of machinery and equipment that was placed in service in 2011, we will claim the 100% bonus depreciation deduction on such equipment and, as a result, will generate a NOL for the 2011 federal income tax return. We recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which mostly represented the amount paid in federal taxes during 2011. In February 2012, we received a federal tax refund of $4.5 million. At December 31, 2011, we had a deferred tax asset of $15.1 million related to NOL carry forwards. We are currently evaluating whether to carry back a portion of this NOL to 2010 to obtain a refund of the $5.4 million paid for federal income taxes for the 2010 tax year.

We continuously monitor market price fluctuations of key raw materials. The following table reflects the average market values per pound for selected months during the last 16-month period.

	March 2012	December 2011	March 2011	December 2010
Nickel	$8.49	$8.23	$12.16	$10.94
Chrome	$1.18	$1.10	$1.34	$1.31
Molybdenum	$14.20	$13.42	$17.20	$16.17
Carbon scrap	$0.21	$0.21	$0.20	$0.19

The market values for these raw materials continue to fluctuate based on supply and demand, market disruptions, and other factors. We maintain sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the first quarter of 2012 were $8.92, $1.15, $14.23, and $0.22, respectively. Average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the same period in 2011 were $12.20, $1.33, $17.35, and $0.20, respectively.

While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. There can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in our raw material costs. A significant decline in raw material prices within a short period of time could have a material adverse effect on our financial results.

We had capital expenditures for the quarter ended March 31, 2012 totaling $9.7 million, of which $4.7 million were included in accounts payable at the end of the period, compared to $2.2 million of capital expenditures, with $0.9 million in accounts payable, for the same period in 2011. The most significant capital expenditures incurred during the current quarter were related to the North Jackson build out, which totaled $7.4 million during the quarter. There were no capital expenditures related to North Jackson in the first quarter of 2011.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, we entered into the First Amendment to Credit Agreement (together with the Credit Agreement the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The Amended Credit Agreement extends the expiration date from August 2016 to March 2017, provides additional availability under the Facilities and reduces fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than North Jackson is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million in any event. We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed $105.0 million under the Revolver at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities other than swing loans under the Revolver, at our option, will bear interest at either a base rate (the “Base Rate Option”) or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2012, which was 2.0% at March 31, 2012. Interest on swing loans under the Revolver is calculated using the Base Rate Option, which was 4.0% at March 31, 2012. Interest on the Facilities is payable monthly. Interest on the swing loans is payable quarterly.

The Amended Credit Agreement requires that we maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At March 31, 2012, we were obligated to maintain a leverage ratio of not exceeding 3.25 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at March 31, 2012.

In connection with the North Jackson acquisition on August 18, 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition. The Notes are subordinated obligations and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of our Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part, after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At March 31, 2012, we had $41.2 million in availability under the Revolver.

As a result of the amendment to the Credit Facility during the three months ended March 31, 2012, our contractual obligations for our long-term debt have changed from those presented in Part II, Item 7 (“Liquidity and Capital Resources”) of our 2011 Form 10-K. Our contractual obligations for our long-term debt at March 31, 2012 were as follows (in thousands):

Less than 1 year	$2,477
1 - 3 years	10,099
3 - 5 years	83,231
More than 5 years	20,304

Total	$116,111

The contractual obligations above include interest expense, which was estimated based on balances and interest rates at March 31, 2012, and assumes that debt will not be repaid until its maturity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2012 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2012

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)