Form 10-Q
period 2012-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2012-08-08
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, there were 6,875,929 shares of the Registrant’s Common Stock outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$67,866	$63,318	$142,480	$123,129
Cost of products sold	56,296	51,146	116,635	100,159
Selling and administrative expenses	4,263	3,697	8,846	7,527

Operating income	7,307	8,475	16,999	15,443
Interest expense	(618)	(118)	(1,322)	(243)
Other income	38	143	61	143

Income before income tax expense	6,727	8,500	15,738	15,343
Provision for income taxes	2,222	2,975	4,947	5,370

Net income	$4,505	$5,525	$10,791	$9,973

Net income per common share - Basic	$0.66	$0.81	$1.57	$1.46

Net income per common share - Diluted	$0.62	$0.79	$1.48	$1.43

Weighted average shares of Common Stock outstanding
Basic	6,863,904	6,821,567	6,856,310	6,817,317
Diluted	7,465,260	6,995,361	7,445,391	6,973,785

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$4,505	$5,525	$10,791	$9,973
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	—	(7)	—	26

Comprehensive income	$4,505	$5,518	$10,791	$9,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets:
Cash	$180	$274
Accounts receivable (less allowance for doubtful accounts of $2,005 and $1,952, respectively)	40,847	34,554
Inventory, net	103,086	85,088
Deferred income taxes	21,845	28,438
Refundable income taxes	5,090	4,844
Other current assets	2,349	2,198

Total current assets	173,397	155,396

Property, plant and equipment, net	197,398	183,148
Goodwill	20,479	20,479
Long-term refundable income taxes	1,305	—
Other long-term assets	2,709	2,649

Total assets	$395,288	$361,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,952	$29,912
Accrued employment costs	4,972	7,547
Current portion of long-term debt	—	3,000
Other current liabilities	1,788	966

Total current liabilities	35,712	41,425

Long-term debt	114,731	91,650
Deferred income taxes	52,038	48,291
Other long-term liabilities	172	—

Total liabilities	202,653	181,366

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,164,610 and 7,130,365 shares issued, respectively	7	7
Additional paid-in capital	45,492	43,720
Retained earnings	149,289	138,498
Treasury Stock at cost; 288,681 and 282,850 common shares held, respectively	(2,153)	(1,919)

Total stockholders’ equity	192,635	180,306

Total liabilities and stockholders’ equity	$395,288	$361,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011

Operating Activities:
Net income	$10,791	$9,973
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,096	2,931
Deferred income tax	10,340	(211)
Share-based compensation expense, net	672	745
Changes in assets and liabilities:
Accounts receivable, net	(6,293)	(3,693)
Inventory, net	(17,998)	(13,408)
Accounts payable	(4,825)	2,048
Accrued employment costs	(2,575)	(618)
Income taxes	(1,222)	743
Other, net	681	(252)

Net cash used in operating activities	(4,333)	(1,742)

Investing Activitiy:
Capital expenditures, net of amount included in accounts payable	(16,196)	(3,672)

Net cash used in investing activitiy	(16,196)	(3,672)

Financing Activities:
Borrowings under revolving credit facility	78,664	—
Payments on revolving credit facility	(38,583)	—
Payment on term loan facility	(20,000)	—
Debt repayments	—	(1,416)
Proceeds from the issuance of Common Stock	770	404
Payment of deferred financing costs	(348)	—
Purchase of Treasury Stock	(233)	—
Tax benefit from share-based payment arrangements	165	60

Net cash provided by (used in) financing activities	20,435	(952)

Net decrease in cash	(94)	(6,366)
Cash at beginning of period	274	34,400

Cash at end of period	$180	$28,034

Supplemental Non-Cash Investing Activity:
Capital expenditures included in accounts payable	$3,865	$944

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated statements of operations and statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, balance sheets as of June 30, 2012 and December 31, 2011, and statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at June 30, 2012 and December 31, 2011 and the consolidated results of operations and of cash flows for the periods ended June 30, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The Company adopted these provisions during the six months ended June 30, 2012. This amendment did not have a material impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

Certain prior period amounts have been reclassified to conform to the 2012 presentation.

Note 2 – Acquisition

On August 18, 2011, the Company acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Facility”). The North Jackson Facility began forging and finishing operations in September 2011. In December 2011, the North Jackson Facility performed the first melts on its new vacuum induction melting (VIM) furnace and two vacuum arc remelting (VAR) furnaces. The aggregate purchase price for the North Jackson Facility was $111.3 million, which was comprised of a $40.0 million term loan, $40.0 million in borrowings under a revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Facility and the remainder from cash on-hand prior to the acquisition. The term loan and revolving credit facility were subsequently amended during the three months ended March 31, 2012, which is discussed further in Note 5. At closing, the Company entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow. The escrow agreement expires on February 18, 2013.

For the three and six months ended June 30, 2011, the Company incurred $496,000 and $915,000, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the condensed consolidated statements of operations. The Company did not incur any acquisition related costs in 2012.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce and the expected synergies and other benefits as a result of combining the operations of the North Jackson Facility with the Company’s other operations. Goodwill related to the North Jackson Facility acquisition was recorded in the Company’s Universal Stainless & Alloy Products reportable segment. There was no goodwill recognized for income tax purposes as a result of the North Jackson Facility acquisition.

The following is a summary of the changes in the carrying value of goodwill, from December 31, 2011 through June 30, 2012 (dollars in thousands):

Balance, December 31, 2011	$20,479
Change in goodwill	—

Balance, June 30, 2012	$20,479

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(dollars in thousands, except per share amounts)	Three months ended June 30, 2011	Six months ended June 30, 2011

Net sales	$63,448	$123,259
Net income	$5,222	$9,187

Net income per common share - Basic	$0.77	$1.35
Net income per common share - Diluted	$0.75	$1.32

Weighted-average shares of Common Stock outstanding:
Basic	6,821,567	6,817,317
Diluted	6,995,361	6,973,785

Note 3 – Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011

Numerator:

Net income	$4,505	$5,525	$10,791	$9,973
Adjustment for interest expense on convertible notes	104	—	212	—

Net income, as adjusted	$4,609	$5,525	$11,003	$9,973

Denominator:

Weighted average number of shares of Common Stock outstanding	6,863,904	6,821,567	6,856,310	6,817,317
Weighted average effect of dilutive stock options	172,468	173,794	160,908	156,468
Weighted average effect of assumed conversion of convertible notes	428,888	—	428,173	—

Weighted average number of shares of Common Stock outstanding, as adjusted	7,465,260	6,995,361	7,445,391	6,973,785

Net income per common share:

Net income per common share - Basic	$0.66	$0.81	$1.57	$1.46

Net income per common share - Diluted	$0.62	$0.79	$1.48	$1.43

Options not included in the computation of diluted net income per common share for the three months ended June 30, 2012 and 2011 to purchase 5,000 and 48,300 shares of Common Stock at an average price of $42.50 and $38.86, respectively, per common share were outstanding at June 30, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of the Common Stock.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Inventory

The major classes of inventory were as follows:

(in thousands)	June 30, 2012	December 31, 2011

Raw materials and supplies	$8,915	$5,934
Semi-finished and finished steel products	86,808	73,046
Operating materials	7,363	6,108

Total inventory, net	$103,086	$85,088

Note 5 – Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011

Revolving credit facility	$69,350	29,350
Term loan	20,000	40,000
Convertible notes	20,000	20,000
Swing loan credit facility	5,381	5,300

	114,731	94,650
Less: current portion of long-term debt	—	3,000

Long-term debt	$114,731	$91,650

Amended Credit Facility

On August 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, the Company entered into the First Amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The Amended Credit Agreement extends the expiration date from August 2016 to March 2017, provides additional availability under the Facilities and reduces fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendment to the Credit Agreement, the Company recorded additional deferred financing costs of $348,000 during 2012. Deferred financing costs are included on the condensed consolidated balance sheets as a component of other long-term assets.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. The Company elected to use the LIBOR Option during the three and six months ended June 30, 2012, which was 2.0% for the Term Loan and revolving credit facility and 2.46% for the swing loan at June 30, 2012. Interest on the Facilities is payable monthly.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement requires the Company to maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At June 30, 2012, the Company was obligated to maintain a leverage ratio not exceeding 3.25 to 1.00. The Company was in compliance with all covenants contained in the Amended Credit Agreement at June 30, 2012 and December 31, 2011.

Convertible Notes

In connection with the acquisition of the North Jackson Facility, on August 18, 2011, the Company issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson Facility as partial consideration of the acquisition. The Notes are subordinated obligations of the Company and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. The Company may prepay any outstanding Notes, in whole or in part on any date after August 17, 2014 during a fiscal quarter if the Company’s share price is greater than 140% of the current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter. The Company evaluated the conversion feature of the Notes upon issuance and determined that no beneficial conversion feature existed.

Aggregate maturities of long-term debt are as follows:

Year ended December 31,	(in thousands)

2012	$—
2013	1,500
2014	3,000
2015	3,000
2016	3,000
Thereafter	104,231

$114,731

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at June 30, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the Term Loan, revolving credit facility and swing loans at June 30, 2012 and December 31, 2011 approximated the carrying amount as the interest rate is based upon floating short-term interest rates. At June 30, 2012 and December 31, 2011, the fair value of the Notes approximated the carrying amount. The fair value of the Term Loan, revolving credit facility, swing loans and Notes were determined on a Level 2 measurement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2012 and 2011, the estimated annual effective tax rate applied to ordinary income was 35.1% and 35.0%, respectively. The effective tax rate for the six months ended June 30, 2012, which reflects federal and state taxable income, includes a net discrete tax benefit of $578,000 for state income taxes and research and development tax credits, partially offset by a net operating loss carryback. Including the effect of the discrete tax items, the Company’s effective tax rate for the six months ended June 30, 2012 was 31.4%. For the three months ended June 30, 2012 and 2011, the Company’s effective tax rate was 33.0% and 35.0%, respectively.

Note 9 – Business Segments

The Company is comprised of two reportable business segments. The Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Dunkirk Specialty Steel represents the second reportable segment.

From the North Jackson acquisition date through June 30, 2012, the Company has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, the Company’s operating facilities have become more integrated, resulting in the Company’s chief operating decision maker (“CODM”) viewing the Company as one unit. As North Jackson becomes fully integrated within the Company, it is expected that the Company will move to one reportable segment to more accurately reflect the information and measures used by the Company’s CODM to make key decisions.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The segment data are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Net sales:
Universal Stainless & Alloy Products (A)	$61,811	$60,451	$122,075	$115,601
Dunkirk Specialty Steel	25,338	25,597	55,831	47,578
Intersegment eliminations	(19,283)	(22,730)	(35,426)	(40,050)

Consolidated net sales	$67,866	$63,318	$142,480	$123,129

Operating income:
Universal Stainless & Alloy Products (A)	$4,472	$6,446	$10,248	$11,360
Dunkirk Specialty Steel	2,713	2,975	6,080	5,300
Intersegment eliminations (B)	122	(946)	671	(1,217)

Consolidated operating income	$7,307	$8,475	$16,999	$15,443

Interest expense:
Universal Stainless & Alloy Products (A)	$618	$112	$1,322	$230
Dunkirk Specialty Steel	—	6	—	13

Consolidated interest expense	$618	$118	$1,322	$243

(A)	The results for the three and six months ended June 30, 2012 include those of the Company’s North Jackson operation, which was acquired on August 18, 2011.
(B)	The Company recognized profits during the three and six months ended June 30, 2012 on intercompany sales which were sold to third party customers during the periods. This profit had been deferred prior to the sale to third party customers.

The following table presents total assets by segment:

(in thousands)	June 30, 2012	December 31, 2011

Total assets:
Universal Stainless & Alloy Products	$308,511	$271,107
Dunkirk Specialty Steel	57,049	55,820
Corporate	143,413	149,101
Intersegment eliminations	(113,685)	(114,356)

Total assets	$395,288	$361,672

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and heavy equipment manufacturing industries. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or are subject to their own capacity constraints.

We recognized net income for the quarter ended June 30, 2012 of $4.5 million, or $0.62 per diluted share, compared with net income of $5.5 million, or $0.79 per diluted share for the three months ended June 30, 2011.

Our net sales increased from $63.3 million for the three months ended June 30, 2011 to $67.9 million for the current quarter. This $4.6 million, or 7%, increase is largely due to increased volume recognized in the current quarter as compared to the second quarter of 2011. Tons shipped increased by 5% in the current quarter when compared to the prior year second quarter.

Our backlog was $89.0 million at June 30, 2012 as compared to $102.6 million at December 31, 2011.

During the current quarter, we continued to increase production at our North Jackson facility, which was acquired in the third quarter of 2011. In addition to conversion services provided to external customers, the North Jackson operation has provided increasing forging and remelting activities on products for our other facilities, as well as providing our legacy operations with operating synergies. Early in the second quarter of 2012, we began remelting around the clock on the facility’s two vacuum arc remelting (VAR) furnaces. Melting in the facility’s vacuum induction melting (VIM) furnace increased throughout the second quarter of 2012. Material produced in the VIM is now being qualified for future customer orders and we expect to begin selling this material late in the third quarter of 2012.

Our cost of products sold increased from $51.1 million for the second quarter of 2011 to $56.3 million in the current quarter. This $5.2 million, or 10%, increase is primarily due to the aforementioned 7% increase in net sales. In addition, our operations costs, which include certain infrastructure costs such as overhead and depreciation, increased on a percentage of sales basis from 40% for the quarter ended June 30, 2011 to 46% for the current quarter. We have placed a substantial amount of fixed assets in service over the past three quarters, primarily at our North Jackson facility, which has increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our operations costs as a percentage of sales in the current period. As we continue to increase production at our North Jackson facility, we believe that our operations costs as a percentage of sales will decrease from current levels.

Selling and administrative (“S&A”) expenses increased from $3.7 million in the second quarter of 2011 to $4.3 million in the current quarter. Included in our S&A expenses were $0.5 million related to the North Jackson facility acquisition for the quarter ended June 30, 2011 and $0.6 million related to our North Jackson operations for the quarter ended June 30, 2012. Excluding the North Jackson S&A related expenses, our S&A expenses as a percentage of sales remained consistent between the second quarter of 2011 and 2012 at 5%.

Interest expense increased from $0.1 million for the three months ended June 30, 2011 to $0.6 million in the same period of 2012. This increase is primarily due to the higher debt balance maintained in the current year to finance the North Jackson facility acquisition. During the first quarter of 2012 we amended our credit facility which, among other benefits, reduced our interest rate.

Our effective tax rate for the quarters ended June 30, 2012 and 2011 was 33% and 35%, respectively. Our effective tax rate for the quarter ended June 30, 2012 reflects a net discrete tax benefit for research and development tax credits, partially offset by a net operating loss (“NOL”) carryback. Our estimated annual effective tax rate on ordinary income for 2012 is 35.1%.

Results of Operations

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

An analysis of the Company’s operations for the three months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$52,286	$48,253
Tool steel	6,565	7,478
High-strength low alloy steel	5,841	4,771
High-temperature alloy steel	1,728	1,778
Conversion services	1,397	996
Scrap sales and other	49	42

Total net sales	67,866	63,318
Cost of products sold	56,296	51,146
Selling and administrative expenses	4,263	3,697

Operating income	$7,307	$8,475

Tons shipped	13,277	12,591

Market Segment Information

	Three months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Service centers	$41,804	$34,305
Forgers	9,149	11,925
Rerollers	10,426	10,672
Original equipment manufacturers	3,548	4,205
Wire redrawers	1,493	1,173
Conversion services	1,397	996
Scrap sales and other	49	42

Total net sales	$67,866	$63,318

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended June 30, 2012 increased $4.5 million as compared to the similar period in 2011. The increase reflects a 7% increase, for the quarter ended June 30, 2012, in consolidated shipments and a change in product mix. Shipments of aerospace products, service center plate and conversion services increased 21%, 15% and 44%, respectively, and were partially offset by decreases in power generation, oil and gas and heavy equipment manufacturing products of 14%, 5%, and 34%, respectively, for the quarter ended June 30, 2012, compared to the prior year second quarter.

Cost of products sold, as a percentage of sales, was 83% and 81% for the quarters ended June 30, 2012 and 2011, respectively. The increase in cost of products sold is primarily due to increased operations costs as a percentage of sales incurred in the current quarter as compared to the prior year second quarter. This increase is largely due to the aforementioned increased infrastructure costs, primarily related to our North Jackson facility. The increase in operations cost as a percentage of sales is partially offset by lower material costs as a percentage of sales in the current quarter, primarily due to reduced raw material prices.

S&A expense increased by $0.6 million for the three months ended June 30, 2012 as compared to the similar period in 2011. S&A expenses as a percentage of net sales was 6% for the quarters ended June 30, 2012 and 2011. This increase primarily relates to the S&A expenses associated with the operations of the North Jackson facility. Our S&A expense in the second quarter of 2011 included $0.5 million of acquisition costs related to the North Jackson facility acquisition. There were no similar costs in the second quarter of 2012. Our S&A expenses were favorably impacted by reduced variable incentive compensation costs, which decreased by $0.6 million in the second quarter of 2012 as compared to the same period in 2011.

Business Segment Results

We are comprised of four operating locations and a corporate headquarters. For segment reporting, our Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Our Dunkirk Specialty Steel facility is our second reportable segment.

We have included the results of our North Jackson operation in the USAP segment as a result of North Jackson having consistent characteristics as identified in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one unit. As North Jackson becomes fully integrated within the Company, we expect to move to one reportable segment to more accurately reflect the information and measures which are used by our CODM to make key decisions.

An analysis of net sales and operating income for our reportable segments for the three month ended June 30, 2012 and 2011 is as follows:

Universal Stainless & Alloy Products Segment

	Three months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$32,675	$28,657
Tool steel	6,088	7,092
High-strength low alloy steel	1,931	688
High-temperature alloy steel	528	569
Conversion services	1,337	772
Scrap sales and other	37	21

	42,596	37,799
Intersegment	19,215	22,652

Total net sales	61,811	60,451
Material cost of sales	31,113	31,987
Operation cost of sales	23,555	19,709
Selling and administrative expenses	2,671	2,309

Operating income	$4,472	$6,446

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended June 30, 2012 for the Universal Stainless & Alloy Products segment increased by $1.4 million, or 2%, in comparison to the quarter ended June 30, 2011. The increases reflect a 2% increase in shipments for the three months ended June 30, 2012, as well as a change in product mix. Increases in shipments of aerospace products, conversion services, and service center plate products of 9%, 73%, and 20%, respectively, were partially offset by a decrease in power generation, heavy equipment manufacturing and oil and gas products of 13%, 51% and 3% for the quarter ended June 30, 2012.

Although net sales increased during quarter ended June 30, 2012, operating income declined by $2.0 million as compared to the prior year second quarter. This reduction in operating income is primarily a result of higher operations costs per sales dollar, partially offset by decreased material costs per sales dollar. Operation costs per sales dollar increased from 33% for the three months ended June 30, 2011 to 38% for the three months ended June 30, 2012. Material cost of sales, as a percentage of net sales, decreased from 53% for the quarter ended June 30, 2011 to 50% for current quarter. Material costs decreased as a result of a decrease in raw material costs in the current period. Additionally, segment results for the three months ended June 30, 2012 were unfavorably impacted by an increase in S&A expenses of $0.4 million.

Dunkirk Specialty Steel Segment

	Three months ended June 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$19,611	$19,596
Tool steel	477	386
High-strength low alloy steel	3,910	4,083
High-temperature alloy steel	1,200	1,209
Conversion services	60	224
Scrap sales and other	12	21

	25,270	25,519
Intersegment	68	78

Total net sales	25,338	25,597
Material cost of sales	14,687	15,673
Operation cost of sales	6,346	5,561
Selling and administrative expenses	1,592	1,388

Operating income	$2,713	$2,975

Net sales for the three months ended June 30, 2012 for the Dunkirk Specialty Steel segment decreased by $0.3 million, or 1%, in comparison to the three months ended June 30, 2011. The decrease in sales is largely a result of a 5% decrease in shipments for the quarter ended June 30, 2012, as well as a change in product mix. For the three months ended June 30, 2012, decreases in shipments of conversion services, oil and gas and power generation products of 84%, 20% and 19% were partially offset by increases in aerospace, service center plate and heavy equipment manufacturing products of 9%, 16% and 2%, respectively.

Operating income for the three months ended June 30, 2012 decreased by $0.3 million as compared to the similar period in 2011. The decrease during the second quarter is primarily due to an increase in operation costs per sales dollar from 22% for the three months ended June 30, 2011 to 25% for the three months ended June 30, 2012, partially offset by lower material costs in relation to net sales, which decreased from 61% to 58% in the same period. Total cost of products sold as a percentage of sales remained consistent between periods at 83%.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

An analysis of the Company’s operations for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$112,412	$95,051
Tool steel	10,870	12,969
High-strength low alloy steel	12,079	9,485
High-temperature alloy steel	4,169	3,458
Conversion services	2,864	2,010
Scrap sales and other	86	156

Total net sales	142,480	123,129
Cost of products sold	116,635	100,159
Selling and administrative expenses	8,846	7,527

Operating income	$16,999	$15,443

Tons shipped	27,311	25,604

Market Segment Information

	Six months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Service centers	$83,460	$62,933
Forgers	22,868	23,795
Rerollers	21,422	23,477
Original equipment manufacturers	8,545	8,326
Wire redrawers	3,235	2,432
Conversion services	2,864	2,010
Scrap sales and other	86	156

Total net sales	$142,480	$123,129

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the six months ended June 30, 2012 increased $19.4 million as compared to the similar period in 2011. The increase reflects a 7% increase, for the six months ended June 30, 2012, in consolidated shipments, combined with a change in product mix. Increased shipments of aerospace products, conversion services and oil and gas products of 23%, 27% and 3%, respectively, were partially offset by decreases in power generation, heavy equipment manufacturing and service center plate products of 8%, 17% and 6%, respectively, as compared to the six months ended June 30, 2011.

Cost of products sold, as a percentage of net sales, was 82% and 81% for the six months ended June 30, 2012 and 2011, respectively. The increase in cost of products sold is primarily due to increased operations costs as a percentage of sales incurred in the six months ended June 30, 2012 when compared to the prior year same period. This increase is largely due to the aforementioned increased infrastructure costs, primarily related to our North Jackson facility. The increase in operations cost as a percentage of sales is partially offset by lower material costs as a percentage of sales in the current period, primarily as a result of reduced raw material costs.

S&A expense increased by $1.3 million for the six months ended June 30, 2012 as compared to the similar period in 2011. However, as a percentage of net sales, S&A expenses were 6% for both the six months ended June 30, 2012 and 2011. This increase primarily relates to the S&A expenses associated with the operations of North Jackson facility. Our S&A expense in the first six months of 2011 included $0.9 million of acquisition costs related to the North Jackson facility acquisition. There were no similar costs in the first six months of 2012. Our S&A expenses in the six months ended June 30, 2012 were favorably impacted by reduced variable incentive compensation costs. Our variable incentive compensation expense decreased by $0.8 million during the first six months of 2012 as compared to the same period in 2011.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the six months ended June 30, 2012 and 2011 is as follows:

Universal Stainless & Alloy Products Segment

	Six months ended June 30,
(in thousands)	2012 (A)	2011
Net sales:
Stainless steel	$68,788	$59,234
Tool steel	9,857	12,137
High-strength low alloy steel	3,987	1,154
High-temperature alloy steel	1,488	1,427
Conversion services	2,610	1,562
Scrap sales and other	98	129

	86,828	75,643
Intersegment	35,247	39,958

Total net sales	122,075	115,601
Material cost of sales	59,979	61,073
Operation cost of sales	46,196	38,300
Selling and administrative expenses	5,652	4,868

Operating income	$10,248	$11,360

(A)	Includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the six months ended June 30, 2012 for the USAP segment increased by $6.5 million, or 6%, in comparison to the six months ended June 30, 2011. The increase reflects a 2% increase in shipments for the six months ended June 30, 2012, as well as a change in product mix. Increases in shipments of aerospace products and conversion services of 13% and 51%, respectively, were partially offset by a decrease in heavy equipment manufacturing, power generation, oil and gas and service center plate products of 34%, 9%, 5% and 2%, respectively, for the six months ended June 30, 2012.

Although net sales increased during the six months ended June 30, 2012, operating income declined by $1.1 million as compared to the six months ended June 30, 2011. This reduction in operating income is primarily a result of higher operations costs per sales dollar, partially offset by decreased material costs per sales dollar. Operation costs per sales dollar increased from 33% for the six months ended June 30, 2011 to 38% for the six months ended June 30, 2012. Material cost of sales, as a percentage of net sales, decreased from 53% for the six months ended June 30, 2011 to 49% for six months ended June 30, 2012. Additionally, segment results for the six months ended June 30, 2012 were unfavorably impacted by an increase in S&A expenses of $0.8 million, primarily due to the North Jackson operations.

Dunkirk Specialty Steel Segment

	Six months ended June 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$43,624	$35,817
Tool steel	1,013	832
High-strength low alloy steel	8,092	8,331
High-temperature alloy steel	2,681	2,031
Conversion services	254	448
Scrap sales and other	(12)	27

	55,652	47,486
Intersegment	179	92

Total net sales	55,831	47,578
Material cost of sales	32,861	29,017
Operation cost of sales	13,696	10,602
Selling and administrative expenses	3,194	2,659

Operating income	$6,080	$5,300

Net sales for the six months ended June 30, 2012 for the Dunkirk Specialty Steel segment increased by $8.3 million, or 17%, in comparison to the six months ended June 30, 2011. The increase in sales is largely a result of an 11% increase in shipments for the six months ended June 30, 2012, as well as a change in product mix. For the six months ended June 30, 2012, increases in shipments of aerospace products, oil and gas, heavy equipment manufacturing, power generation and service center plate products of 21%, 9%, 9%, 7% and 14%, respectively, were partially offset by a decrease in conversion services of 53%.

Operating income for the six months ended June 30, 2012 increased by $0.8 million, as compared to the similar period in 2011. The increase during the six months ended June 30, 2012 is primarily due to the increase in sales during the period. Our cost of goods sold as a percentage of sales for the segment was 83% for both the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

We have financed our operating activities through cash on hand at the beginning of the period, cash provided by operations, and cash provided by our credit facilities. Working capital increased $23.7 million to $137.7 million at June 30, 2012 compared to $114.0 million at December 31, 2011. Net accounts receivable increased $6.3 million, mainly as a result of increased sales for the quarter ended June 30, 2012 in comparison to the quarter ended December 31, 2011. The $18.0 million increase in net inventory at June 30, 2012 compared to December 31, 2011 is due primarily to a 19% increase in the level of work-in-process inventory, as well as a 50% increase in raw material inventory. The increases in both work-in-process and raw material inventories at June 30, 2012 are largely due to the increased production in our North Jackson facility’s VIM furnace, which produced its first test heats late in the fourth quarter of 2011. We have built VIM inventory throughout 2012 while the material is in the process of being qualified for future customer orders. We expect to have the material qualified by our customers and to begin selling it late in the third quarter of 2012. The backlog decreased from $102.6 million at December 31, 2011 to $89.0 million at June 30, 2012, a decrease of 13%. We believe our reduced backlog is a result of our customers delaying orders as a result of recent decreases in raw material prices and corresponding surcharges.

Cash received from sales of $72.2 million and $136.1 million for the three and six months ended June 30, 2012, respectively, and of $66.3 million and $119.6 million for the three and six months ended June 30, 2011, respectively, represent the primary source of cash from operations. The primary uses of cash for the quarter ended June 30, 2012 were raw material purchases of $33.6 million, employment costs of $14.2 million, capital expenditures of $11.2 million and utilities of $3.2 million. For the same period in 2011, primary uses of cash were raw material purchases of $33.2 million, employment costs of $10.4 million, utilities of $4.2 million and capital expenditures of $2.4 million. For the six-months ended June 30, 2012, primary uses of cash were raw material purchases of $64.9 million, employment costs of $30.6 million, capital expenditures of $16.2 million and utilities of $6.8 million. For the same period in 2011, primary uses of cash were raw material purchases of $62.0 million, employment costs of $23.7 million, utilities of $8.3 million and capital expenditures of $3.7 million.

Prior to the North Jackson acquisition, we paid federal estimated taxes of $4.5 million for 2011. As a result of the North Jackson acquisition and the significant amount of machinery and equipment that was placed in service in 2011, we claimed the available 100% bonus depreciation deduction on such equipment which generated a NOL for the 2011 federal income tax return. We recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which mostly represented the amount paid in federal taxes during 2011. In February 2012, we received a federal tax refund of $4.5 million. At December 31, 2011, we had a deferred tax asset of $15.1 million related to NOL carry forwards. During the second quarter, we carried back a portion of this NOL to 2010 to obtain a refund of the $5.2 million paid for federal income taxes for the 2010 tax year. We received this refund in July. The remaining portion of the NOL is being carried forward.

Cash used for raw material purchases and operation costs increased in 2012 in comparison to 2011 primarily due to having a higher backlog of orders at the beginning of 2012 of $102.6 million compared with $69.3 million at the beginning of 2011, which led to the significant increase in the quantity of purchased materials and operation costs required to meet the 16% year-to-date increase in net sales. In addition, raw materials were purchased in the 2012 six month period to build stocks at our North Jackson facility. The following table reflects the average market values per pound for selected months during the last 18-month period.

	June 2012	December 2011	June 2011	December 2010
Nickel	$7.50	$8.23	$10.14	$10.94
Chrome	$1.16	$1.10	$1.23	$1.31
Molybdenum	$13.32	$13.42	$16.09	$16.17
Carbon scrap	$0.17	$0.21	$0.22	$0.19

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in Pittsburgh, PA area as reported in American Metal Market.

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. We maintain sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

We had capital expenditures for the six months ended June 30, 2012 of $20.1 million, of which $3.9 million were included in accounts payable at the end of the period, compared with $4.6 million and $0.9 million for the same period in 2011. The most significant capital expenditures incurred during the six months ended June 30, 2012 related to the continued build out of the North Jackson facility, which totaled $14.6 million. There were no capital expenditures for the North Jackson facility during the six months ended June 30, 2011. The most significant capital expenditures incurred during the six months ended June 30, 2011 related to the Bridgeville melt shop, remelt and laboratory upgrades which collectively totaled $1.8 million for the period.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, we entered into the First Amendment to the Credit Agreement (together with the Credit Agreement the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The Amended Credit Agreement extends the expiration date for the Facilities from August 2016 to March 2017, provides additional availability under the Facilities and reduces fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than North Jackson is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the three months ended June 30, 2012, which was 2.0% for the Term Loan and revolving credit facility and 2.46% for the swing loan at June 30, 2012. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires that we maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At June 30, 2012, we were obligated to maintain a leverage ratio not exceeding 3.25 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at June 30, 2012.

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

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At June 30, 2012, we had $30.3 million in availability under the Revolver.

As a result of the amendment to the Credit Facility during the six months ended June 30, 2012, our contractual obligations for our long-term debt have changed from those presented in Part II, Item 7 (“Liquidity and Capital Resources”) of our 2011 Form 10-K. Our contractual obligations for our long-term debt at June 30, 2012 were as follows (in thousands):

Less than 1 year	$2,719
1 - 3 years	11,304
3 - 5 years	93,323
More than 5 years	20,105

Total	$127,451

The contractual obligations above include interest expense, which was estimated based on balances and interest rates at June 30, 2012, and assumes that debt will not be repaid until its maturity.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2012

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)