Form 10-Q
period 2012-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2012-11-09
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 6,900,929 shares of the Registrant’s Common Stock outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$61,360	$67,299	$203,840	$190,428
Cost of products sold	52,023	54,725	168,658	154,884
Selling and administrative expenses	4,685	5,343	13,531	12,870

Operating income	4,652	7,231	21,651	22,674
Interest expense	(602)	(609)	(1,924)	(852)
Other income	28	45	89	188

Income before income tax expense	4,078	6,667	19,816	22,010
Provision for income taxes	1,333	2,774	6,280	8,144

Net income	$2,745	$3,893	$13,536	$13,866

Net income per common share – Basic	$0.40	$0.57	$1.97	$2.03

Net income per common share – Diluted	$0.38	$0.55	$1.86	$1.97

Weighted average shares of Common Stock outstanding
Basic	6,877,915	6,831,048	6,863,564	6,821,944
Diluted	7,433,922	7,202,386	7,446,836	7,050,781

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,745	$3,893	$13,536	$13,866
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of tax	—	155	—	182

Comprehensive income	$2,745	$4,048	$13,536	$14,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets:
Cash	$250	$274
Accounts receivable (less allowance for doubtful accounts of $1,998 and $1,952, respectively)	33,716	34,554
Inventory, net	101,580	85,088
Deferred income taxes	19,622	28,438
Refundable income taxes	1,597	4,844
Other current assets	2,368	2,198

Total current assets	159,133	155,396

Property, plant and equipment, net	205,005	183,148
Goodwill	20,268	20,479
Other long-term assets	2,563	2,649

Total assets	$386,969	$361,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,473	$29,912
Accrued employment costs	5,946	7,547
Current portion of long-term debt	750	3,000
Other current liabilities	1,223	966

Total current liabilities	26,392	41,425

Long-term debt	112,691	91,650
Deferred income taxes	51,711	48,291
Other long-term liabilities	172	—

Total liabilities	190,966	181,366

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,179,610 and 7,130,365 shares issued, respectively	7	7
Additional paid-in capital	46,115	43,720
Retained earnings	152,034	138,498
Treasury Stock at cost; 288,681 and 282,850 common shares held, respectively	(2,153)	(1,919)

Total stockholders’ equity	196,003	180,306

Total liabilities and stockholders’ equity	$386,969	$361,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011

Operating Activities:
Net income	$13,536	$13,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,312	4,801
Gain on retirement of property, plant and equipment	—	(20)
Deferred income taxes	12,236	13,536
Share-based compensation expense, net	979	1,154
Changes in assets and liabilities:
Accounts receivable, net	838	(10,262)
Inventory, net	(16,492)	(9,563)
Accounts payable	(14,661)	(6,657)
Accrued employment costs	(1,601)	1,806
Income taxes	3,378	(10,244)
Other, net	571	(286)

Net cash provided by (used in) operating activities	8,096	(1,869)

Investing Activity:
Capital expenditures, net of amount included in accounts payable	(27,517)	(4,855)
Business acquisition, net of convertible notes assumed	—	(91,298)
Proceeds from sale of property, plant and equipment	—	20

Net cash used in investing activity	(27,517)	(96,133)

Financing Activities:
Borrowings under revolving credit facility	100,752	44,200
Payments on revolving credit facility	(61,961)	(8,600)
Payment on term loan facility	(20,000)	—
Borrowings under term loan facility	—	40,000
Debt repayments	—	(10,823)
Proceeds from the issuance of Common Stock	960	415
Payment of deferred financing costs	(348)	(1,370)
Purchase of Treasury Stock	(234)	—
Tax benefit from share-based payment arrangements	228	75

Net cash provided by financing activities	19,397	63,897

Net decrease in cash	(24)	(34,105)
Cash at beginning of period	274	34,400

Cash at end of period	$250	$295

Supplemental Non-Cash Investing and Financing Activities:
Capital expenditures included in accounts payable	$3,222	$2,998
Convertible notes issued as acquisition consideration	$—	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, balance sheets as of September 30, 2012 and December 31, 2011, and statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which were of a normal, recurring nature, necessary to present fairly, in all material respects, the consolidated financial position at September 30, 2012 and December 31, 2011 and the consolidated results of operations and of cash flows for the periods ended September 30, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The Company adopted these provisions during the nine months ended September 30, 2012. This amendment did not have a material impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

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

For the three and nine months ended September 30, 2011, the Company incurred $1.1 million and $2.1 million, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the condensed consolidated statements of operations. The Company did not incur any acquisition related costs in 2012.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the North Jackson Facility acquisition (dollars in thousands):

August 18,
2011

Property, plant and equipment	$94,102
Non-compete agreement	1,330
Goodwill	20,268
Accounts payable	(4,475)
Accrued expenses and other current liabilities	(138)

Net assets acquired	$111,087

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce and the expected synergies and other benefits as a result from combining the operations of the North Jackson Facility with the Company’s other operations. Goodwill related to the North Jackson Facility acquisition was recorded in the Company’s Universal Stainless & Alloy Products reportable segment. There was no goodwill recognized for income tax purposes as a result of the North Jackson Facility acquisition.

The following is a summary of the changes in the carrying value of goodwill, from December 31, 2011 through September 30, 2012 (dollars in thousands):

Balance, December 31, 2011	$20,479
Change in goodwill	(211)

Balance, September 30, 2012	$20,268

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

combined company may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements. The pro forma results are not indicative of how the results will appear in the future.

(dollars in thousands, except per share amounts)	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Net sales	$67,469	$190,728
Net income	$4,450	$13,638

Net income per common share - Basic	$0.65	$2.00
Net income per common share - Diluted	$0.64	$1.95

Weighted-average shares of Common Stock outstanding:
Basic	6,831,048	6,821,944
Diluted	6,998,818	6,982,179

Note 3 – Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011

Numerator:

Net income	$2,745	$3,893	$13,536	$13,866
Adjustment for interest expense on convertible notes	96	33	304	33

Net income, as adjusted	$2,841	$3,926	$13,840	$13,899

Denominator:

Weighted average number of shares of Common Stock outstanding	6,877,915	6,831,048	6,863,564	6,821,944
Weighted average effect of dilutive stock options	128,611	167,770	155,360	160,235
Weighted average effect of assumed conversion of convertible notes	427,396	203,568	427,912	68,602

Weighted average number of shares of Common Stock outstanding, as adjusted	7,433,922	7,202,386	7,446,836	7,050,781

Net income per common share:

Net income per common share – Basic	$0.40	$0.57	$1.97	$2.03

Net income per common share – Diluted	$0.38	$0.55	$1.86	$1.97

Options not included in the computation of diluted net income per common share for the three months ended September 30, 2012 and 2011 to purchase 105,150 and 19,150 shares of Common Stock at an average price of $40.57 and $41.27, respectively, per common share were outstanding at September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, options to purchase 20,000 and 48,300 shares of Common Stock at an average price of $41.75 and $38.86, respectively, were excluded from the calculation of diluted net income per common share. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of the Common Stock.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Inventory

The major classes of inventory were as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Raw materials and supplies	$7,758	$5,934
Semi-finished and finished steel products	86,133	73,046
Operating materials	7,689	6,108

Total inventory, net	$101,580	$85,088

Note 5 – Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Revolving credit facility	$70,350	$29,350
Term loan	20,000	40,000
Convertible notes	20,000	20,000
Swing loan credit facility	3,091	5,300

	113,441	94,650
Less current portion of long-term debt	750	3,000

Long-term debt	$112,691	$91,650

Amended Credit Facility

On August 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, the Company entered into the First Amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The Amended Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendment to the Credit Agreement, the Company recorded additional deferred financing costs of $348,000 during 2012. Deferred financing costs are included on the condensed consolidated balance sheets as a component of other long-term assets.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. The Company elected to use the LIBOR Option during the three and nine months ended September 30, 2012, which was 1.97% for the Term Loan and revolving credit facility and 1.96% for the swing loan at September 30, 2012. Interest on the Facilities is payable monthly.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement requires the Company to maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At September 30, 2012, the Company was obligated to maintain a leverage ratio not exceeding 3.00 to 1.00. The Company was in compliance with all covenants contained in the Amended Credit Agreement at September 30, 2012 and December 31, 2011.

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

Aggregate maturities of long-term debt are as follows:

Year ended December 31,	(in thousands)

2012	$—
2013	1,500
2014	3,000
2015	3,000
2016	3,000
Thereafter	102,941

$113,441

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at September 30, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the Term Loan, revolving credit facility and swing loans at September 30, 2012 and December 31, 2011 approximated the carrying amount as the interest rate is based upon floating short-term interest rates. At September 30, 2012 and December 31, 2011, the fair value of the Notes approximated the carrying amount. The fair value of the Term Loan, revolving credit facility, swing loans and Notes were determined on a Level 2 measurement.

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

For the nine months ended September 30, 2012 and 2011, the estimated annual effective tax rate applied to ordinary income was 36.3% and 36.9%, respectively. The effective tax rate for the nine months ended September 30, 2012, which reflects federal and state taxable income, includes a net discrete tax benefit of $0.9 million for state income taxes and research and development tax credits, partially offset by a net operating loss carryback. Including the effect of the discrete tax items, the Company’s effective tax rate for the nine months ended September 30, 2012 was 31.7%. The effective tax rate for the nine months ended September 30, 2011 was 37.0%. For the three months ended September 30, 2012 and 2011, the Company’s effective tax rate was 32.7% and 41.6%, respectively. The effective tax rate for the three months ended September 30, 2012 includes a discrete tax benefit of $0.3 million for a change in state income tax apportionment rates.

Note 9 – Business Segments

The Company is comprised of two reportable business segments. The Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Dunkirk Specialty Steel represents the second reportable segment.

From the North Jackson acquisition date through September 30, 2012, the Company has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, the Company’s operating facilities have become more integrated, resulting in the Company’s chief operating decision maker (“CODM”) increasingly viewing the Company as one unit. As North Jackson becomes fully integrated within the Company, it is expected that the Company will move to one reportable segment to more accurately reflect the information and measures used by the Company’s CODM to make key decisions.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The segment data are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net sales:
Universal Stainless & Alloy Products (A)	$53,273	$60,560	$175,348	$176,161
Dunkirk Specialty Steel	24,778	25,327	80,609	72,905
Intersegment eliminations	(16,691)	(18,588)	(52,117)	(58,638)

Consolidated net sales	$61,360	$67,299	$203,840	$190,428

Operating income:
Universal Stainless & Alloy Products (A)	$1,195	$4,780	$11,443	$16,140
Dunkirk Specialty Steel	2,321	2,513	8,401	7,813
Intersegment eliminations (B)	1,136	(62)	1,807	(1,279)

Consolidated operating income	$4,652	$7,231	$21,651	$22,674

Interest expense:
Universal Stainless & Alloy Products (A)	$602	$606	$1,924	$836
Dunkirk Specialty Steel	—	3	—	16

Consolidated interest expense	$602	$609	$1,924	$852

(A)	The results include those of the Company’s North Jackson operation, which was acquired on August 18, 2011.
(B)	The Company recognized profits during the three and nine months ended September 30, 2012 on intercompany sales which were sold to third party customers during the periods. This profit had been deferred prior to the sale to third party customers.

The following table presents total assets by segment:

	September 30,	December 31,
(in thousands)	2012	2011

Total assets:
Universal Stainless & Alloy Products	$304,669	$271,107
Dunkirk Specialty Steel	58,118	55,820
Corporate	136,732	149,101
Intersegment eliminations	(112,550)	(114,356)

Total assets	$386,969	$361,672

Note 10 – Subsequent Events

The collective bargaining agreement (“CBA”) at the Company’s Dunkirk facility was to expire on October 31, 2012. The Company and the United Steelworkers (“USW”), representing the hourly employees at the Dunkirk facility, agreed to extend the CBA through November 11, 2012. The Company and the USW intend to continue to negotiate a new mutually acceptable CBA for the hourly employees at the Dunkirk facility.

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

We recognized net income for the quarter ended September 30, 2012 of $2.7 million, or $0.38 per diluted share, compared with net income of $3.9 million, or $0.55 per diluted share for the three months ended September 30, 2011.

Our net sales decreased from $67.3 million for the three months ended September 30, 2011 to $61.4 million for the current quarter. This $5.9 million, or 9%, decrease is largely due to decreased volume recognized in the current quarter as compared to the third quarter of 2011. Tons shipped decreased by 9% in the current quarter when compared to the prior year third quarter.

Our backlog was $68.3 million at September 30, 2012 as compared to $102.6 million at December 31, 2011. We believe that the decrease in our backlog during 2012 is largely a result of inventory adjustments being made by our customers. Uncertainty surrounding the global economy and falling commodity prices have reduced order activity during the year, which has negatively impacted our backlog. We expect to see depressed order activity through the remainder of 2012.

During the current quarter, we continued to increase production at our North Jackson facility, a start-up facility which was acquired in the third quarter of 2011. In addition to conversion services provided to external customers, the North Jackson operation has provided increasing forging and remelting capacity for our other facilities, as well as providing our legacy operations with operating synergies. Melting in the facility’s vacuum induction melting (VIM) furnace continued throughout the third quarter of 2012. Material produced in the VIM is now being qualified for future customer orders and we expect to begin selling this material in the fourth quarter of 2012. In October 2012, we commissioned two additional vacuum arc remelting (VAR) furnaces at our North Jackson facility, which brings the total number of VAR furnaces company-wide to eleven, including four at North Jackson. The additional VAR furnaces will be used to service our aerospace and oil and gas customers.

Our cost of products sold decreased from $54.7 million for the third quarter of 2011 to $52.0 million in the current quarter. This $2.7 million, or 5%, decrease is primarily due to the aforementioned 9% decrease in net sales. Our operations costs, which include certain infrastructure costs such as overhead and depreciation, increased on a percentage of sales basis from 39% for the quarter ended September 30, 2011 to 52% for the current quarter. We have placed a substantial amount of fixed assets in service over the past four quarters, primarily at our North Jackson facility, which has increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our operations costs as a percentage of sales in the current period. As we continue to increase production at our North Jackson facility, we believe that our operations costs as a percentage of sales will decrease from current levels.

Selling and administrative (“S&A”) expenses decreased from $5.3 million in the third quarter of 2011 to $4.7 million in the current quarter. Included in our S&A expenses were $1.1 million related to the North Jackson facility acquisition for the quarter ended September 30, 2011 and $0.6 million and $0.1 million related to our North Jackson operations for the quarters ended September 30, 2012 and 2011, respectively. Excluding the North Jackson S&A related expenses, our S&A expenses as a percentage of sales increased slightly, from 6% to 7%.

Interest expense was $0.6 million for both the three months ended September 30, 2012 and 2011. Our current quarter interest expense reflects an increased debt load in the current quarter when compared to the prior year third quarter as a result of the North Jackson acquisition. During the quarter ended September 30, 2011, we incurred approximately $0.3 million of interest expense related to the settlement of an interest rate swap and the write-off of unamortized deferred financing costs on a repaid loan. During the first quarter of 2012 we amended our credit facility which, among other benefits, reduced our interest rate.

Our effective tax rate for the quarters ended September 30, 2012 and 2011 was 33% and 42%, respectively. Our effective tax rate for the quarter ended September 30, 2012 reflects a net discrete tax benefit for a change in state income tax apportionment rates. Our estimated annual effective tax rate on ordinary income for 2012 is 36.3%.

The collective bargaining agreement (“CBA”) at the Company’s Dunkirk facility was to expire on October 31, 2012. The Company and the United Steelworkers (“USW”), representing the hourly employees at the Dunkirk facility agreed, to extend the CBA through November 11, 2012. The Company and the USW intend to continue to negotiate a new mutually agreeable CBA for the hourly employees at the Dunkirk facility.

On November 5, 2012 we filed a Form 8-K related to corrected results which was necessitated by the discovery of an incorrect customer invoice, for which a credit memo subsequently was issued after our earnings release on October 24, 2012. The discovery of the incorrect customer invoice was detected by an established key control in normal course prior to the filing of this Form 10Q. Additionally, the Company’s management felt it prudent to add controls designed to identify errors in financial reporting on a more timely basis.

Results of Operations

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

An analysis of the Company’s operations for the three months ended September 30, 2012 and 2011 is as follows:

	Three months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$48,432	$54,746
Tool steel	4,768	5,407
High-strength low alloy steel	4,880	4,440
High-temperature alloy steel	1,930	1,579
Conversion services	967	935
Scrap sales and other	383	192

Total net sales	61,360	67,299
Cost of products sold	52,023	54,725
Selling and administrative expenses	4,685	5,343

Operating income	$4,652	$7,231

Tons shipped	11,614	12,813

Market Segment Information

	Three months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Service centers	$36,631	$35,067
Forgers	8,056	12,997
Rerollers	10,429	12,506
Original equipment manufacturers	4,148	4,518
Wire redrawers	746	1,084
Conversion services	967	935
Scrap sales and other	383	192

Total net sales	$61,360	$67,299

The above financial information includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended September 30, 2012 decreased $5.9 million as compared to the similar period in 2011. The decrease reflects a 9% decrease, for the quarter ended September 30, 2012, in consolidated shipments and a change in product mix.

Shipments of power generation, oil and gas, service center plate, and heavy equipment manufacturing products decreased 30%, 16%, 7%, and 51%, respectively, and were partially offset by increases in aerospace products and conversion services of 13% and 1%, respectively, for the quarter ended September 30, 2012, compared to the prior year third quarter.

Cost of products sold, as a percentage of sales, was 85% and 81% for the quarters ended September 30, 2012 and 2011, respectively. The increase in cost of products sold is primarily due to increased operations costs as a percentage of sales incurred in the current quarter as compared to the prior year second quarter. This increase is largely due to the aforementioned increased infrastructure costs, primarily related to our North Jackson facility. The increase in operations cost as a percentage of sales is partially offset by lower material costs as a percentage of sales in the current quarter, primarily due to reduced raw material prices.

S&A expense decreased by $0.7 million for the three months ended September 30, 2012 as compared to the similar period in 2011. S&A expenses as a percentage of net sales was 8% for both the quarters ended September 30, 2012 and 2011. Our S&A expense in the third quarter of 2011 included $1.1 million of acquisition costs related to the North Jackson facility acquisition. There were no similar costs in the third quarter of 2012. During the quarter ended September 30, 2012, we incurred an additional $0.5 million of S&A expense when compared to the quarter ended September 30, 2011 as a result of including North Jackson for the entire quarter in the current year. Our S&A expenses were favorably impacted by reduced variable incentive compensation costs, which decreased by $0.8 million in the third quarter of 2012 as compared to the same period in 2011.

Business Segment Results

We are comprised of four operating locations and a corporate headquarters. For segment reporting, our Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Our Dunkirk Specialty Steel facility is our second reportable segment.

We have included the results of our North Jackson operation in the USAP segment as a result of North Jackson having consistent characteristics as identified in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) increasingly viewing the Company as one unit. As North Jackson becomes fully integrated within the Company, we expect to move to one reportable segment to more accurately reflect the information and measures which are used by our CODM to make key decisions.

An analysis of net sales and operating income for our reportable segments for the three month ended September 30, 2012 and 2011 is as follows:

Universal Stainless & Alloy Products Segment

	Three months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$30,138	$34,803
Tool steel	3,703	5,047
High-strength low alloy steel	1,106	662
High-temperature alloy steel	637	623
Conversion services	866	641
Scrap sales and other	267	230

	36,717	42,006
Intersegment	16,556	18,554

Total net sales	53,273	60,560
Material cost of sales	27,548	31,265
Operation cost of sales	21,534	20,511
Selling and administrative expenses	2,996	4,004

Operating income	$1,195	$4,780

The above financial information includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the three months ended September 30, 2012 for the Universal Stainless & Alloy Products segment decreased by $7.3 million, or 12%, in comparison to the quarter ended September 30, 2011. The results reflect a 3% decrease in shipments for the three months ended September 30, 2012, as well as a change in product mix. Shipments of power generation, oil and gas, service center plate, and heavy equipment manufacturing products decreased 29%, 20%, 4%, and 35%, respectively, and were partially offset by increases in aerospace products and conversion services of 23% and 43%, respectively, for the quarter ended September 30, 2012, when compared to the prior year third quarter.

For the quarter ended September 30, 2012, operating income declined by $3.6 million as compared to the prior year third quarter. This reduction in operating income is a result of decreased sales, as well as higher operations costs per sales dollar, partially offset by decreased material costs per sales dollar. Operation costs per sales dollar increased from 34% for the three months ended September 30, 2011 to 40% for the three months ended September 30, 2012. Material cost of sales, as a percentage of net sales, remained consistent at 52% between the periods presented. S&A expense for the USAP segment decreased from 7% of net sales for the quarter ended September 30, 2011 to 6% for the current quarter.

Dunkirk Specialty Steel Segment

	Three months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$18,294	$19,943
Tool steel	1,065	360
High-strength low alloy steel	3,774	3,778
High-temperature alloy steel	1,293	956
Conversion services	101	294
Scrap sales and other	116	(38)

	24,643	25,293
Intersegment	135	34

Total net sales	24,778	25,327
Material cost of sales	14,269	15,847
Operation cost of sales	6,499	5,628
Selling and administrative expenses	1,689	1,339

Operating income	$2,321	$2,513

Net sales for the three months ended September 30, 2012 for the Dunkirk Specialty Steel segment decreased by $0.5 million, or 2%, in comparison to the three months ended September 30, 2011. The decrease in sales is largely a result of a 4% decrease in shipments for the quarter ended September 30, 2012, offset by a change in product mix. For the three months ended September 30, 2012, decreases in shipments of conversion services, power generation, and oil and gas products of 87%, 32% and 9% were partially offset by increases in aerospace, service center bar and heavy equipment manufacturing products of 5%, 165% and 3%, respectively.

Operating income for the three months ended September 30, 2012 decreased by $0.2 million as compared to the similar period in 2011. The decrease during the third quarter is primarily due to decreased shipping volumes, as well as an increase in operation costs per sales dollar from 22% for the three months ended September 30, 2011 to 26% for the three months ended September 30, 2012, partially offset by lower material costs in relation to net sales, which decreased from 63% to 58% in the same period. Total cost of products sold as a percentage of sales was 85% during the three months ended September 30, 2011, compared to 84% during the current period.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

An analysis of the Company’s operations for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$160,844	$149,797
Tool steel	15,638	18,376
High-strength low alloy steel	16,959	13,925
High-temperature alloy steel	6,099	5,037
Conversion services	3,831	2,945
Scrap sales and other	469	348

Total net sales	203,840	190,428
Cost of products sold	168,658	154,884
Selling and administrative expenses	13,531	12,870

Operating income	$21,651	$22,674

Tons shipped	38,925	38,345

Market Segment Information

	Nine months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Service centers	$120,091	$98,000
Forgers	30,924	36,792
Rerollers	31,851	35,983
Original equipment manufacturers	12,693	12,844
Wire redrawers	3,981	3,516
Conversion services	3,831	2,945
Scrap sales and other	469	348

Total net sales	$203,840	$190,428

The above financial information includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the nine months ended September 30, 2012 increased $13.4 million as compared to the similar period in 2011. The increase reflects a 2% increase, for the nine months ended September 30, 2012, in consolidated shipments, combined with a change in product mix. Increased shipments of aerospace products and conversion services of 20%, and 19%, respectively, were partially offset by decreases in shipments of power generation, oil and gas, heavy equipment manufacturing and service center plate products of 15%, 3%, 29% and 6%, respectively, as compared to the nine months ended September 30, 2011.

Cost of products sold, as a percentage of net sales, was 83% and 81% for the nine months ended September 30, 2012 and 2011, respectively. The increase in cost of products sold is primarily due to increased operations costs as a percentage of sales incurred in the nine months ended September 30, 2012 when compared to the prior year same period. This increase is largely due to the aforementioned increased infrastructure costs, primarily related to our North Jackson facility. The increase in operations cost as a percentage of sales is partially offset by lower material costs as a percentage of sales in the current period, primarily as a result of reduced raw material costs.

S&A expense increased by $0.7 million for the nine months ended September 30, 2012 as compared to the similar period in 2011. However, as a percentage of net sales, S&A expenses were 7% for both the nine months ended September 30, 2012 and 2011. Our S&A expense in the first nine months of 2011 included $2.1 million of acquisition costs related to the North Jackson facility acquisition. There were no similar costs in the first nine months of 2012. Our S&A expenses in the nine months ended September 30, 2012 were favorably impacted by reduced variable incentive compensation costs. Our variable incentive compensation expense decreased by $1.6 million during the first nine months of 2012 as compared to the same period in 2011.

Business Segment Results

An analysis of net sales and operating income for the reportable segments for the nine months ended September 30, 2012 and 2011 is as follows:

Universal Stainless & Alloy Products Segment

	Nine months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$98,926	$94,037
Tool steel	13,560	17,184
High-strength low alloy steel	5,093	1,816
High-temperature alloy steel	2,125	2,050
Conversion services	3,476	2,203
Scrap sales and other	365	359

	123,545	117,649
Intersegment	51,803	58,512

Total net sales	175,348	176,161
Material cost of sales	87,527	92,338
Operation cost of sales	67,730	58,811
Selling and administrative expenses	8,648	8,872

Operating income	$11,443	$16,140

The above financial information includes the results of the North Jackson operation, which was acquired on August 18, 2011.

Net sales for the nine months ended September 30, 2012 for the USAP segment decreased by $0.8 million, or less than 1%, in comparison to the nine months ended September 30, 2011. The decrease reflects an increase of less than 1% in shipments for the nine months ended September 30, 2012, as well as a change in product mix. Increases in shipments of aerospace products and conversion services of 16% and 49%, respectively, were partially offset by decreases in power generation, oil and gas, service center plate and heavy equipment manufacturing products of 16%, 10%, 3% and 34%, respectively, for the nine months ended September 30, 2012.

Operating income for the nine months ended September 30, 2012 declined by $4.7 million as compared to the nine months ended September 30, 2011. This reduction in operating income is primarily a result of higher operations costs per sales dollar, partially offset by decreased material costs per sales dollar. Operation costs per sales dollar increased from 33% for the nine months ended September 30, 2011 to 39% for the nine months ended September 30, 2012. Material cost of sales, as a percentage of net sales, decreased from 52% for the nine months ended September 30, 2011 to 50% for the nine months ended September 30, 2012.

Dunkirk Specialty Steel Segment

	Nine months ended
	September 30,
(in thousands)	2012	2011
Net sales:
Stainless steel	$61,918	$55,760
Tool steel	2,078	1,192
High-strength low alloy steel	11,866	12,109
High-temperature alloy steel	3,974	2,987
Conversion services	355	742
Scrap sales and other	104	(11)

	80,295	72,779
Intersegment	314	126

Total net sales	80,609	72,905
Material cost of sales	47,130	44,864
Operation cost of sales	20,195	16,230
Selling and administrative expenses	4,883	3,998

Operating income	$8,401	$7,813

Net sales for the nine months ended September 30, 2012 for the Dunkirk Specialty Steel segment increased by $7.7 million, or 11%, in comparison to the nine months ended September 30, 2011. The increase in sales is largely a result of a 6% increase in shipments for the nine months ended September 30, 2012, as well as a change in product mix. For the nine months ended September 30, 2012, increases in shipments of aerospace products, oil and gas, service center bar and heavy equipment manufacturing products of 15%, 3%, 55% and 7%, respectively, were partially offset by decreases in shipments of power generation products and conversion services materials of 7% and 66%, respectively.

Operating income for the nine months ended September 30, 2012 increased by $0.6 million, as compared to the similar period in 2011. The increase during the nine months ended September 30, 2012 is primarily due to the increase in sales during the period. Our cost of goods sold as a percentage of sales for the segment was 84% for each of the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

We have financed our operating activities through cash on hand at the beginning of the period, cash provided by operations, and cash provided by our credit facilities. Working capital increased $18.7 million to $132.7 million at September 30, 2012 compared to $114.0 million at December 31, 2011. The $16.5 million increase in net inventory at September 30, 2012 compared to December 31, 2011 is due primarily to a 18% increase in the level of work-in-process inventory, as well as a 31% increase in raw material inventory. The increases in both work-in-process and raw material inventories at September 30, 2012 are largely due to the production in our North Jackson facility’s VIM furnace, which produced its first test heats late in the fourth quarter of 2011. We have built VIM inventory throughout 2012 while the material is in the process of being qualified for future customer orders. We expect to have the material qualified by our customers and to begin selling it in the fourth quarter of 2012. The backlog decreased from $102.6 million at December 31, 2011 to $68.3 million at September 30, 2012, a decrease of 33%. We believe our reduced backlog is a result of our customers delaying orders as a result of recent decreases in raw material prices and corresponding surcharges. As previously discussed, we expect to see reduced order activity for the remainder of 2012.

Cash received from sales of $68.5 million and $204.6 million for the three and nine months ended September 30, 2012, respectively, and of $60.8 million and $180.3 million for the three and nine months ended September 30, 2011, respectively, represent the primary source of cash from operations. The primary uses of cash for the quarter ended September 30, 2012 were raw material purchases of $26.7 million, employment costs of $13.3 million, capital expenditures of $11.3 million and utilities of $2.6 million. For the same period in 2011, excluding the purchase of our North Jackson facility, primary uses of cash were raw material purchases of $29.6 million, employment costs of $9.9 million, utilities of $3.6 million and capital expenditures of $1.2 million. For the nine-months ended September 30, 2012, primary uses of cash were raw material purchases of $91.6 million, employment costs of $43.9 million, capital expenditures of $27.5 million and utilities of $9.4 million. For the same period in 2011, excluding the purchase of our North Jackson facility, primary uses of cash were raw material purchases of $91.6 million, employment costs of $33.6 million, utilities of $11.8 million and capital expenditures of $4.9 million.

Prior to the North Jackson acquisition, we paid federal estimated taxes of $4.5 million for 2011. As a result of the North Jackson acquisition and the significant amount of machinery and equipment that was placed in service in 2011, we have claimed the available 100% bonus depreciation deduction on such equipment and, as a result, generated a net operating loss for the 2011 federal income tax return. We recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which mostly represented the amount paid in federal taxes during 2011. In February 2012, we received a federal tax refund of $4.5 million. At December 31, 2011, we had a deferred tax asset of $15.1 million related to NOL carry forwards. During the second quarter, we carried back a portion of this NOL to 2010 to obtain a refund of the $5.2 million paid for federal income taxes for the 2010 tax year. We received this refund in July. The remaining portion of the NOL is being carried forward.

The following table reflects the average market values per pound for selected months during the last 21-month period.

	September 2012	December 2011	September 2011	December 2010

Nickel	$7.81	$8.23	$9.25	$10.94
Chrome	$1.04	$1.10	$1.16	$1.31
Molybdenum	$11.80	$13.42	$14.37	$16.17
Carbon scrap	$0.16	$0.21	$0.22	$0.19

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. We maintain sales price surcharge mechanisms, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

We had capital expenditures for the nine months ended September 30, 2012 of $30.7 million, of which $3.2 million were included in accounts payable at the end of the period, compared with $7.9 million and $3.0 million for the same period in 2011. The most significant capital expenditures incurred during the nine months ended September 30, 2012 related to the continued build out of the North Jackson facility, which totaled $21.4 million. Exclusive of North Jackson, the most significant capital expenditures incurred during the nine months ended September 30, 2011 related to the Bridgeville remelt and laboratory upgrades which collectively totaled $1.9 million for the period.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the

“Facilities”). On March 19, 2012, we entered into the First Amendment to the Credit Agreement (together with the Credit Agreement the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The Amended Credit Agreement extended the expiration date for the Facilities from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than North Jackson is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the three months ended September 30, 2012, which was 1.97% for the Term Loan and revolving credit facility and 1.96% for the swing loan at September 30, 2012. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires that we maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At September 30, 2012, we were obligated to maintain a leverage ratio not exceeding 3.00 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at September 30, 2012.

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

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At September 30, 2012, we had $31.6 million in availability under the Revolver.

As a result of the amendment to the Credit Facility during the nine months ended September 30, 2012, our contractual obligations for our long-term debt have changed from those presented in Part II, Item 7 (“Liquidity and Capital Resources”) of our 2011 Form 10-K. Our contractual obligations for our long-term debt at September 30, 2012 were as follows (in thousands):

Less than 1 year	$3,393
1 - 3 years	11,128
3 - 5 years	110,636
More than 5 years	—

Total	$125,157

The contractual obligations above include interest expense, which was estimated based on balances and interest rates at September 30, 2012, and assumes that debt will not be repaid until its maturity.

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

The Company’s management, including the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1	Form of notice of grant of restricted stock award (filed herewith).

10.2	Form of non-statutory stock option agreement (filed herewith).

10.3	Form of incentive stock option agreement (filed herewith).

10.4	Form of non-statutory stock option agreement for eligible directors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2012

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)