Form 10-K
period 2012-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2013-03-18
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012, based on the closing price of $41.10 per share on that date, was approximately $120,150,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s Common Stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2013, there were 6,959,562 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

i

PART I

ITEM 1.	BUSINESS

GENERAL

Universal Stainless & Alloy Products, Inc., which was incorporated in 1994, and its wholly-owned subsidiaries (collectively the “Company”), manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. The Company’s manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. The Company’s products are sold to rerollers, forgers, service centers, original equipment manufacturers (“OEMs”) and wire redrawers. The Company’s customers further process its products for use in a variety of industries, including the aerospace, power generation, petrochemical and heavy equipment manufacturing industries. The Company also performs conversion services on materials supplied by customers that lack certain of the Company’s production facilities or that are subject to their own capacity constraints.

The Company is comprised of four operating locations and a corporate headquarters. For segment reporting, the Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Dunkirk Specialty Steel represents the second reportable segment.

From the North Jackson acquisition date through December 31, 2012, the Company has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in Accounting Standards Codification Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, the Company’s operating facilities have become more integrated, resulting in the Company’s chief operating decision maker (“CODM”) increasingly viewing the Company as one unit. When full integration occurs and information and metrics are established and used by the Company’s CODM to make key decisions including allocation of resources, it is expected that the Company will move to one reportable segment.

The Company’s products are manufactured in a wide variety of grades and melt qualities including argon oxygen decarburization (“AOD”) quality, electro-slag remelted (“ESR”) quality, vacuum induction melting (“VIM”) quality and vacuum-arc remelted (“VAR”) quality. At its Bridgeville facility, the Company produces specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring VAR may be transported to the Titusville or North Jackson facilities to complete that process and then be transported to the Bridgeville or Dunkirk facility for further processing. The Company began melting in its new VIM furnace located in North Jackson in December 2011. Material melted in the VIM is being further processed in North Jackson or one of the Company’s other operating facilities. The semi-finished long products are primarily used by the Company’s Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce light-gauge plate, sheet and strip products. The finished bar products manufactured by the Company are primarily used by OEMs and by service center customers for distribution to a variety of end users. The Company also produces customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at its Precision Rolled Products department, located at its Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, high-speed and tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For the years ended December 31, 2012, 2011 and

2010, more than 75% of the Company’s net sales were derived from stainless steel products. According to the Specialty Steel Industry of North America (“SSINA”), annual domestic consumption of stainless steel approximated 2.3 million tons in 2011 compared with 1.9 million tons in 2010. Of the 2011 amount, approximately 1.6 million tons of stainless steel consumed domestically represented stainless steel sheet and strip products which the Company does not produce. Also, according to SSINA data through October 31, 2012, U.S. consumption of stainless steel products, excluding stainless steel sheet and strip products, in 2012 increased 12% from 2011 levels, primarily within plate products.

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

Net sales by principal product line were as follows:

For the years ended December 31,	2012	2011	2010

(dollars in thousands)
Stainless steel	$195,315	$202,000	$142,302
Tool steel	20,420	21,963	26,196
High-strength low alloy steel	21,897	17,532	10,310
High-temperature alloy steel	7,787	6,809	5,853
Conversion services	4,868	3,905	2,719
Other	703	387	2,043

Total net sales	$250,990	$252,596	$189,423

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

The Bridgeville and North Jackson facilities currently supply semi-finished specialty steel products as starting materials to the Company’s other operating facilities. Semi-finished specialty steel starting materials, which are not capable of being produced by the Company at a competitive cost, are purchased from other suppliers. The Company generally purchases these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. The Company believes that adequate supplies of starting material will continue to be available.

The cost of raw materials represents more than 50% of the Company’s total cost of products sold in 2012, 2011 and 2010. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. The Company does not maintain any long-term agreements with any of its raw material suppliers.

The Company maintains a sales price surcharge mechanism on certain of its products to help offset the impact of raw material price fluctuations. For certain stainless semi-finished products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment. For certain finished products and tool steel plate, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on the financial results of the Company, and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

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

CUSTOMERS

The Company’s five largest customers in the aggregate accounted for approximately 40%, 45% and 45% of sales for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s largest customers were Fry Steel Company, which accounted for approximately 11%, 11% and 8% of its net sales for the years ended December 31, 2012, 2011 and 2010, respectively and Carpenter Technology Corporation, which accounted for approximately 10%, 12% and 14% of its net sales for the years ended December 31, 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2012. Sales outside of the United States approximated 6%, 4% and 5% of 2012, 2011 and 2010 net sales, respectively.

BACKLOG

The Company’s backlog of orders on hand, considered to be firm, as of December 31, 2012 was approximately $51.7 million as compared to approximately $102.6 million at the same time in 2011. The Company believes that this 49.6% decrease in its backlog is largely a result of inventory adjustments being made by its customers. Uncertainty surrounding the global economy and falling commodity prices have reduced order activity during the year, which has negatively impacted its backlog. The December 31, 2012 backlog has no promise dates beyond the year 2013. The Company’s backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and therefore should not be used as a direct measure of future revenue.

COMPETITION

Competition in the Company’s markets is based upon product quality, delivery capability, customer service and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to the Company’s ability to compete in its markets.

According to the SSINA, annual domestic U.S. consumption of specialty steel products of the type manufactured by the Company approximated 800,000 tons in 2011 compared with 600,000 tons in 2010. The Company chooses to restrict its participation in this market by limiting the volume of commodity stainless steel products it markets because of the highly competitive nature of the commodity business.

The Company believes that thirteen companies that manufacture one or more similar specialty steel products are significant competitors. There are many smaller producing companies and material converters that are also considered to be competitors of the Company.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States. Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which the Company participates. According to SSINA, import penetration for the years ended December 31, 2011 and 2010 was 55% and 50%, respectively, for stainless bar, and 38% and 37%, respectively, for stainless rod. Import penetration during the first ten months of 2012 for stainless bar and rod was 57% and 42%, respectively, according to SSINA.

EMPLOYEE RELATIONS

The Company considers the maintenance of good relations with its employees to be important to the successful conduct of its business. The Company has profit-sharing plans for certain salaried employees and for all of its employees represented by United Steelworkers (the “USW”) and has equity ownership programs for all of its eligible employees, in an effort to forge an alliance between its employees’ interests and those of the Company’s stockholders. At December 31, 2012, the Company had 724 employees, of which 518 were USW members.

Collective Bargaining Agreements

The Company’s Bridgeville, Titusville and Dunkirk facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment. The North Jackson facility is not unionized. The Company has entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Dunkirk	November 2012	October 2017
Bridgeville	September 2008	August 2013
Titusville	October 2010	September 2015

The Company believes a critical component of its collective bargaining agreements is the inclusion of a profit sharing plan. Under the profit sharing plan, the hourly employees are entitled to receive 8.5% of their respective facilities’ annual pre-tax profits in excess of $1.0 million at Bridgeville and Dunkirk, and in excess of $500,000 at Titusville.

Employee Benefit Plans

The Company maintains a 401(k) retirement plan for its hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plan for the hourly employees employed at the Dunkirk and Titusville facilities, based on service, and at the North Jackson facility based upon the employee’s age. The Company makes periodic contributions for the salaried employees at all locations, except for North Jackson, based upon their service and their individual contribution to the 401(k) retirement plan. For North Jackson salaried employees, the Company makes periodic contributions based upon the employee’s age and their individual contributions.

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

Employee Stock Purchase Plan

In May 2012, an amendment to the 1996 Employee Stock Purchase Plan (the “Plan”) was approved by the Company’s stockholders. The amendment increased the number of shares authorized for issuance under the Plan by 50,000 to an aggregate 200,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2012, the Company has issued 141,062 shares of Common Stock since the Plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2013, certain information with respect to the executive officers of the Company:

NAME (AGE)	EXECUTIVE OFFICER SINCE	POSITION
Dennis M. Oates (60)	2008	Chairman, President and Chief Executive Officer

Paul A. McGrath (61)	1996	Vice President of Administration, General Counsel and Secretary

Douglas M. McSorley (47)	2010	Vice President of Finance, Chief Financial Officer and Treasurer

Christopher M. Zimmer (39)	2010	Vice President of Sales and Marketing

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

Paul A. McGrath has been Vice President of Administration of the Company since January 2007, General Counsel since 1995 and was appointed Secretary in 1996. Mr. McGrath served as Vice President of Operations from 2001 to 2006. Previously, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Douglas M. McSorley has been Vice President of Finance, Chief Financial Officer and Treasurer since July 2010. Mr. McSorley was previously employed as Chief Financial Officer of PSC Metals, Inc. (“PSC”), an Icahn Enterprises L.P. scrap metal recycling company operating in the United States and Canada, from 1999 to 2009. He joined a predecessor company to PSC as Controller in 1994, after serving five years with Deloitte & Touche LLP in Ontario, Canada, where he worked as a Chartered Accountant with a broad spectrum of industrial clients.

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

AVAILABLE INFORMATION

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as proxy and information statements that the Company files with the Securities and Exchange Commission (the “SEC”), are available free of charge on the Company’s website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the SEC. The contents of our website are not part of this Form 10-K. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at 600 Mayer Street, Bridgeville, PA 15017. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.

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

Net sales to the Company’s two largest customers in 2012 accounted for 11% and 10% of 2012 sales. The accounts receivable balance from these two customers comprised approximately 6% and 6% of total accounts receivable at December 31, 2012. An adverse change in, or termination of, the Company’s relationship with one or more of its major customers or one or more of its market segments could have a material adverse effect upon the Company. See the information under the heading “Customers” in Item 1, Business, of this Annual Report on Form 10-K.

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

Approximately 52% of the Company’s sales and 37% of tons shipped represent products sold to customers in the aerospace market in 2012. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which the Company is able to sell its products, and its results of operations, business and financial condition could be materially adversely affected.

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

The manufacturing of specialty steels is an energy-intensive industry. While the Company believes that its energy agreements allow it to compete effectively within the specialty steel industry, the Company is subject to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect the operating performance of the Company, but also can lead to increased costs for energy. See the information under the heading “Energy Agreements” in Item 1, Business, of this Annual Report on Form 10-K.

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

At December 31, 2012, the Company had 518 employees out of a total of 724 who were covered under collective bargaining agreements. The collective bargaining agreement for hourly employees at the Company’s Bridgeville facility expires in August 2013. Approximately 35% of the Company’s employees at December 31, 2012 were covered by this collective bargaining agreement. There can be no assurance that the Company will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire.

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

The Company’s business may be harmed if it is unable to meet its debt service requirements or the restrictive covenants in its Amended Credit Agreement or if interest rates increase.

The Company has debt upon which it is required to make scheduled interest and principal payments, and the Company may incur additional debt in the future. A significant portion of the Company’s debt bears interest at variable rates that may increase in the future. The Company’s ability to satisfy its debt obligations, and its ability to refinance any of its indebtedness in the future if it determines that doing so would be advisable, will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets that it serves and financial, business and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash to service its debt or if interest rates increase, the Company’s results of operations and financial condition could be materially and adversely affected. The Amended Credit Agreement also requires the Company to comply with certain restrictive covenants. A failure to comply with the restrictive covenants contained in the Amended Credit Agreement could result in a default, which, if not waived by the Company’s lenders, could substantially increase the Company’s borrowing costs and result in acceleration of its debt. The Company was in compliance with the restrictive covenants in its Amended Credit Agreement as of December 31, 2012.

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

The carrying value of goodwill may not be recoverable.

Goodwill is recorded at fair value on the date of acquisition. The Company reviews goodwill at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. Any future impairment of goodwill could have a material adverse effect on the Company’s results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns its Bridgeville, Pennsylvania facility, which consists of approximately 760,000 square feet of floor space and the Company’s executive offices on approximately 74 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment. Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

The Company owns its North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres. The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations.

The Company owns its Dunkirk, New York facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills, a high temperature annealing facility and/or a round bar facility.

The Company owns its Titusville, Pennsylvania facility, which consists of seven buildings on approximately 10 acres, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

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

At December 31, 2012, a total of 7,246,993 shares of the Company’s Common Stock, par value $.001 per share, were issued and held by approximately 129 holders of record. There were 288,681 shares of the issued Common Stock of the Company held in treasury at December 31, 2012.

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

PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the NASDAQ Global Select Market under the symbol “USAP.” The following table sets forth the range of high and low sales prices per share of Common Stock, for the periods indicated below:

	2012		2011
	High	Low	High	Low
First quarter	$45.03	$32.78	$34.75	$25.43
Second quarter	$48.10	$35.33	$47.37	$28.01
Third quarter	$44.51	$30.60	$52.70	$22.25
Fourth quarter	$42.24	$30.73	$41.93	$23.01

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on the Company’s stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by the Company. The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated; Materion Corporation; Carpenter Technology Corporation; Haynes International, Inc.; and RTI International Metals, Inc. The graph assumes an investment of $100 on December 31, 2007 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization. The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2007	2008	2009	2010	2011	2012

Universal Stainless & Alloy Products, Inc.	$100.00	$40.74	$53.02	$87.94	$105.03	$103.37
Peer Group	$100.00	$29.06	$47.87	$63.37	$60.83	$50.26
NASDAQ Composite Index	$100.00	$59.98	$87.15	$102.86	$102.04	$120.15

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

DIVIDENDS

The Company has never paid a cash dividend on its Common Stock. The Company’s Amended Credit Agreement does not permit the payment of cash dividends on its Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA

For the years ended December 31,	2012	2011	2010	2009	2008
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$250,990	$252,596	$189,423	$124,907	$235,106
Operating income (loss)	$23,403	$29,687	$20,423	$(4,657)	$19,092
Net income (loss)	$14,617	$18,122	$13,242	$(2,958)	$13,950

Financial position at year-end:
Cash	$321	$274	$34,400	$41,615	$14,272
Working capital (A)	$129,914	$113,971	$110,096	$97,572	$94,821
Property, plant & equipment, net (A)	$206,150	$183,148	$71,581	$70,085	$62,626
Total assets (A)	$376,266	$361,672	$210,601	$180,980	$182,404
Long-term debt (A)	$105,242	$91,650	$7,990	$10,823	$1,046
Stockholders’ equity	$198,281	$180,306	$159,623	$144,226	$145,700

Common share data:
Net income (loss) per common share – Basic	$2.13	$2.65	$1.95	$(0.44)	$2.08
Net income (loss) per common share – Diluted	$2.02	$2.56	$1.93	$(0.44)	$2.05

(A)	The December 31, 2012 and 2011 balances include $23.7 million and $(10.2) million of working capital, respectively, $126.6 million and $107.7 million of property, plant & equipment, respectively, $177.0 million and $132.4 million of total assets, respectively, and $105.2 million and $91.7 million of long-term debt, respectively, relating to the North Jackson operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Universal Stainless & Alloy Products, Inc. (“the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements.

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

We recognized net income for the year ended December 31, 2012 of $14.6 million, or $2.02 per diluted share, compared with net income of $18.1 million, or $2.56 per diluted share, for 2011.

Our net sales for 2012 were largely consistent with the record level of sales recognized in 2011, decreasing slightly from $252.6 million in 2011 to $251.0 million for the current year. This decrease is largely due to decreased volume recognized in the current year partially offset by favorable product mix. Tons shipped decreased by 5% in the current year when compared to the prior year. This decrease in volume was partially offset by higher average sales price per pound of our stainless steel products in 2012 when compared to 2011.

During the current year, we continued to increase production at our North Jackson facility, a start-up facility which was acquired in the third quarter of 2011. In addition to conversion services provided to external customers, the North Jackson operation has provided increasing forging and remelting capacity for our other facilities, as well as providing our legacy operations with operating synergies. Melting in the facility’s vacuum induction melting (VIM) furnace continued throughout 2012. Material produced in the VIM is now being qualified for future customer orders. We expect to recognize incremental increases in sales of our VIM material throughout 2013. In October 2012, we commissioned two additional vacuum arc remelting (VAR) furnaces at our North Jackson facility, which brings the total number of VAR furnaces company-wide to eleven, including four at North Jackson. The additional VAR furnaces will be used to service our aerospace and petrochemical customers.

Our cost of products sold increased by $4.7 million, or 2%, from $205.1 million in 2011 to $209.8 million in 2012. Our operations costs, which include certain infrastructure costs such as overhead and depreciation, increased in the current year when compared to the prior year. We have placed a substantial amount of fixed assets in service over the past year, primarily at our North Jackson facility, which has increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our operations costs as a percentage of sales in the current period. As we continue to increase production at our North Jackson facility, we believe that our infrastructure costs as a percentage of sales will decrease from current levels.

Selling and administrative (“S&A”) expenses decreased slightly from $17.8 million during 2011 to $17.7 million in 2012. During 2012, we incurred an additional $1.5 million in S&A expenses at our North Jackson facility as a result of operating the facility for the entire year. Our results for 2011 were negatively affected by acquisition related expenses of $2.1 million associated with the North Jackson facility, which are included within S&A expenses.

Interest expense increased from $1.4 million for 2011 to $2.6 million in 2012. This $1.2 million increase is primarily due to the higher average debt balance maintained during 2012 to finance the North Jackson facility acquisition and subsequent start-up activities.

Our effective tax rate decreased from 36.4% for 2011 to 30.2% recorded in 2012. Our 2012 effective tax rate benefited from research and development tax credits and a change in state income tax apportionment. The American Taxpayer Relief Act of 2012 extended the tax benefit for research and development tax credits for 2012 and 2013. We expect to realize an effective tax rate benefit of approximately 1.8% relative to research and development tax credits during 2013.

Results of Operations

An analysis of our operations is as follows:

For the years ended December 31,	2012		2011		2010
(dollars in thousands; percentages of total net sales)
	Amount	%	Amount	%	Amount	%
Net sales:
Stainless steel	$195,315	77.8	$202,000	80.0	$142,302	75.1
Tool steel	20,420	8.1	21,963	8.7	26,196	13.8
High-strength low alloy steel	21,897	8.7	17,532	6.9	10,310	5.4
High-temperature alloy steel	7,787	3.1	6,809	2.7	5,853	3.1
Conversion services	4,868	2.0	3,905	1.5	2,719	1.5
Scrap sales and other	703	0.3	387	0.2	2,043	1.1

Total net sales	250,990	100.0	252,596	100.0	189,423	100.0
Cost of products sold	209,841	83.6	205,148	81.2	155,651	82.2
Selling and administrative expenses	17,746	7.1	17,761	7.0	13,349	7.0

Operating income	$23,403	9.3	$29,687	11.8	$20,423	10.8

2012 Results as Compared to 2011

Net sales for 2012 decreased slightly by $1.6 million as compared to 2011. The decrease is largely due to a 5% decrease in tonnage shipped, offset by base price increases and a change in product mix. Shipments of power generation products, petrochemical products and service center plate decreased 24.0%, 13.0% and 9.5%, respectively, over 2011. These decreases were partially offset by 6.1% and 17.3% increases in aerospace products and conversion services shipments, respectively, in 2012 when compared to 2011.

Net sales by market segment are as follows:

For the years ended December 31,	2012		2011		2010
(dollars in thousands; percentages of total net sales)
	Amount	%	Amount	%	Amount	%

Net sales:
Service centers	$151,034	60.2	$131,624	52.1	$88,421	46.6
Forgers	36,678	14.6	48,432	19.2	41,793	22.0
Rerollers	37,343	14.9	47,114	18.6	36,515	19.3
Original equipment manufacturers	15,874	6.3	16,427	6.5	13,800	7.3
Wire redrawers	4,490	1.8	4,707	1.9	4,132	2.2
Conversion services	4,868	1.9	3,905	1.5	2,719	1.5
Scrap sales and other	703	0.3	387	0.2	2,043	1.1

Total net sales	$250,990	100.0	$252,596	100.0	$189,423	100.0

Tons shipped	47,802		50,164		43,373

Cost of products sold as a percentage of net sales increased slightly from 81.2% in 2011 to 83.6% in 2012. The increase in this percentage is largely attributable to increased infrastructure costs, such as overhead and depreciation, incurred in 2012. We have placed a substantial amount of fixed assets in service over the past year, primarily at our North Jackson facility, which has significantly increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our current year gross margin. As we continue to increase production at our North Jackson facility, we believe that our infrastructure costs as a percentage of sales will decrease from current levels.

S&A expense for 2012 of $17.7 million was consistent with 2011 expense of $17.8 million. On a percentage of sales basis, S&A expenses increased from 7.0% of sales in 2011to 7.1% of sales in 2012. Our current year results were negatively impacted by the inclusion of an additional $1.5 million of S&A expenses in 2012, when compared to 2011, as a result of having an entire year of activity for the North Jackson facility in 2012. The 2011 expense includes acquisition related costs associated with the North Jackson acquisition of $2.1 million.

2011 Results as Compared to 2010

Net sales for 2011 increased $63.2 million as compared to 2010. The increase was largely due to a 16% increase in tonnage shipped, combined with price increases and a change in product mix, which favorably affected our net sales. Shipments of aerospace products, petrochemical products, conversion services and power generation products increased 43.1%, 18.8%, 32.1% and 7.0%, respectively, over 2010. These increases were partially offset by a 21.0% reduction in service center plate shipments in 2011 when compared to 2010.

Cost of products sold as a percentage of net sales was 81.2% and 82.2% for 2011 and 2010, respectively. Excluding a favorable $1.0 million inventory adjustment recorded in 2010 for additional metal recovered as a result of a capital project streamlining in the scrap loading area, our material cost as a percentage of net sales increased slightly from 42.4% in 2010 to 42.6% in 2011. Our operation costs as a percentage of net sales decreased from 40.3% in 2010 to 38.6% in 2011. The reduction as a percentage of sales is due to operational benefits that we recognized in 2011 from process improvement projects. In addition, our 2011 cost of products sold as a percentage of sales benefited from reduced fixed costs as a percentage of sales. A portion of our cost structure is relatively fixed in nature, such as overhead and depreciation costs. These fixed costs combined with significantly higher net sales in 2011, resulted in a lower cost of products sold as a percentage of net sales for 2011.

S&A expenses increased in 2011 to $17.8 million, or 7.0% of sales, from $13.3 million, or 7.0% of sales, in 2010. The increased cost in 2011 is primarily due to increased acquisition related costs associated with the North Jackson acquisition of $1.9 million, a $937,000 increase in compensation and compensation related costs, which includes North Jackson personnel, and $728,000 of additional North Jackson S&A expenses. Our 2010 S&A costs included an additional $647,000 stock option compensation charge as a result of changes in estimated forfeiture rates and to fully expense vested options. Excluding the North Jackson acquisition related costs, the 2010 additional stock compensation charge and North Jackson S&A expenses, our S&A expenses as a percentage of net sales would have decreased from 6.6% for 2010 to 5.9% in 2011.

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

From the North Jackson acquisition date through December 31, 2012, Management has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of

North Jackson having consistent characteristics as identified in Accounting Standards Codification Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) increasingly viewing the Company as one unit. When full integration occurs and information and metrics are established and used by the Company’s CODM to make key decisions including allocation of resources, it is expected that we will move to one reportable segment.

UNIVERSAL STAINLESS & ALLOY PRODUCTS SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2012		2011		2010
(dollars in thousands; percentages of total net sales)
	Amount	%	Amount	%	Amount	%
Net sales:
Stainless steel	$120,071	56.4	$125,936	55.9	$99,092	57.2
Tool steel	17,584	8.3	20,248	9.0	25,325	14.6
High-strength low alloy steel	6,062	2.8	3,026	1.3	2,091	1.2
High-temperature alloy steel	2,647	1.3	2,791	1.3	2,427	1.4
Conversion services	4,439	2.1	2,985	1.3	2,110	1.2
Scrap sales and other	481	0.2	401	0.2	1,928	1.1

	151,284	71.1	155,387	69.0	132,973	76.7
Intersegment	61,618	28.9	69,946	31.0	40,321	23.3

Total net sales	212,902	100.0	225,333	100.0	173,294	100.0
Material cost of sales	107,042	50.3	116,959	51.9	85,507	49.3
Operation cost of sales	82,980	39.0	76,014	33.7	61,428	35.4
Selling and administrative expenses	11,332	5.3	12,184	5.4	9,048	5.2

Operating income	$11,548	5.4	$20,176	9.0	$17,311	10.0

Net sales for 2012 decreased by $12.4 million, or 5.5%, in comparison to 2011 primarily due to a 4.6% decrease in tonnage shipped, offset by base price increases realized in 2012 and product mix. Shipments of power generation products and petrochemical products decreased 24.6% and 18.0%, respectively, over 2011. These decreases were partially offset by increases in shipments of aerospace products, conversion services and service center plate products of 8.4%, 44.8% and 13.4%, respectively, in 2012 when compared to 2011.

Net sales for 2011 increased by $52.0 million, or 30.0%, in comparison to 2010 primarily due to an 18.4% increase in tonnage shipped, base price increases realized in 2011 and product mix. Our intersegment sales as a percent of sales increased from 2010 to 2011 to support the increased sales volume recognized by our Dunkirk segment. In addition, our 2011 net sales included $145,000 of external sales from the North Jackson operation, from August 18, 2011 through December 31, 2011. Shipments of aerospace products, petrochemical products, conversion services and power generation products increased 44.3%, 25.2%, 33.9% and 7.0%, respectively, over 2010. These increases were partially offset by a 20.6% reduction in service center plate shipments in 2011 when compared to 2010.

Our operating income for 2012 decreased by $8.6 million, or 42.8% when compared to 2011. On a percentage of sales basis, our operating income decreased from 9.0% in 2011 to 5.4% in 2012. The decline in our operating income as a percentage of sales is largely due to the increase in operating cost as a percentage of sales in the current year. Our operations costs, which include certain infrastructure costs such as overhead and depreciation, increased on a percentage of sales basis from 33.7% in 2011 to 39.0% in 2012. We have placed a substantial amount of fixed assets in service over the past four quarters, primarily at our North Jackson facility, which has increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our operations costs as a percentage of sales in the current period. As we continue to increase production at our North Jackson facility, we believe that our infrastructure costs as a percentage of sales will decrease from current levels.

Our operating income for 2011 increased by $2.9 million when compared to 2010, however as a percentage of sales, operating income decreased from 10.0% in 2010 to 9.0% in 2011. North Jackson acquisition and start-up costs negatively affected our 2011 operating income by $3.5 million when compared to 2010. Our 2010 operating income benefited from the $1.0 million favorable inventory adjustment described above. Excluding the impact of North Jackson on 2011 and the inventory adjustment on 2010, our operating income as a percentage of sales, increased to 10.5% in 2011 from 9.4% in 2010. The improved proportion of operating income to sales in 2011 was largely attributable to fixed operating costs being spread over higher production volumes as a result of increased product orders.

DUNKIRK SPECIALTY STEEL SEGMENT

An analysis of the segment’s operations is as follows:

For the years ended December 31,	2012		2011		2010
(dollars in thousands; percentages of total net sales)
	Amount	%	Amount	%	Amount	%
Net sales:
Stainless steel	$75,244	75.2	$76,064	78.1	$43,211	76.3
Tool steel	2,836	2.8	1,715	1.8	871	1.5
High-strength low alloy steel	15,835	15.8	14,506	14.9	8,219	14.5
High-temperature alloy steel	5,140	5.2	4,018	4.1	3,426	6.1
Conversion services	429	0.5	920	0.9	609	1.1
Scrap sales and other	222	0.2	(14)	-	114	0.2

	99,706	99.7	97,209	99.8	56,450	99.7
Intersegment	350	0.3	169	0.2	150	0.3

Total net sales	100,056	100.0	97,378	100.0	56,600	100.0
Material cost of sales	58,642	58.6	59,835	61.4	33,003	58.3
Operation cost of sales	25,616	25.6	21,689	22.3	15,000	26.5
Selling and administrative expenses	6,414	6.4	5,577	5.7	4,301	7.6

Operating income	$9,384	9.4	$10,277	10.6	$4,296	7.6

Net sales for 2012 increased by $2.7 million, or 2.8%, in comparison to 2011 primarily due to base price increases and changes in product mix. Tonnage shipped from the Dunkirk segment decreased by 1.9% in 2012 when compared to 2011. Sales to service centers in 2012 comprised 87.3% of external sales and 84.1% of external shipments. Shipments of conversion services, service center plate and power generation products decreased 67.9%, 59.0% and 7.7%, respectively, over 2011. These decreases were partially offset by increases in shipments of general industrial and aerospace products of 19.7% and 3.7%, respectively. Over 50% of the segments sales for 2012 and 2011 were derived from sales of aerospace products.

Net sales for 2011 increased by $40.8 million, or 72.0%, in comparison to 2010 primarily due to a 57.3% increase in tonnage shipped and base price increases realized in 2011. The increase in shipments was largely attributed to improved economic conditions and market demand. Sales to service centers in 2011 comprised 85.4% of external sales and 80.8% of external shipments. Our service center sales increased by $36.9 million over the similar 2010 period. Shipments of aerospace, petrochemical, power generation and general industrial products increased 72.5%, 79.3%, 24.9% and 18.2%, respectively, over 2010.

Operating income decreased by $893,000 for 2012 as compared to 2011. Cost of products sold as a percentage of net sales was consistent between periods, increasingly slightly from 83.7% in 2011 to 84.2% in 2012. The segment’s results were negatively impacted by higher S&A expenses as a percentage of sales in 2012, primarily as a result of higher employee relations expenses in 2012 when compared to 2011.

Operating income increased by $6.0 million for 2011 as compared to 2010. Cost of products sold as a percentage of net sales decreased from 84.8% in 2010 to 83.7% in 2011. This improvement was partially attributable to fixed operating costs being spread over higher production volumes, partially offset by an increase in material cost as a percentage of net sales in 2011. The segment’s results also benefited from lower S&A expenses as a percentage of sales in 2011 when compared to 2010.

Liquidity and Capital Resources

We have financed our operating activities through cash provided by operations and cash provided through our credit facilities. Working capital increased $15.9 million to $129.9 million at December 31, 2012 compared to $114.0 million at December 31, 2011. Accounts receivable decreased $10.3 million as a result of a 24.2% decrease in sales for the three-month period ended December 31, 2012 in comparison to the three-month period ended December 31, 2011. The $10.7 million increase in inventory at December 31, 2012 compared to December 31, 2011 is primarily due to the building of VIM inventory. Material produced in the VIM is now being qualified for future customer orders. We expect to be qualified by these customers throughout 2013 and to recognize increasingly sales of VIM products throughout 2013. Accounts payable decreased by $19.3 million from December 31, 2011 to December 31, 2012. This decrease is a result of the reduced volume of open capital expenditure programs in 2012 when compared to 2011 as well as overall lower spending during the fourth quarter of 2012 when compared to the fourth quarter of 2011.

Cash received from sales of $261.2 million and $247.5 million for the years ended December 31, 2012 and 2011, respectively, represent the primary source of cash from operations. The primary uses of cash for the year ended December 31, 2012 were raw material purchases of $102.8 million, employment costs of $49.9 million, capital expenditures of $34.2 million and utilities of $12.0 million. For the same period in 2011, excluding the purchase of our North Jackson facility, primary uses of cash were raw material purchases of $116.2 million, employment costs of $46.3 million, utilities of $15.2 million and capital expenditures of $16.8 million.

Prior to the North Jackson acquisition, we paid federal estimated taxes of $4.5 million for 2011. As a result of the North Jackson acquisition and the significant amount of machinery and equipment that was placed in service in 2011, we claimed the available 100% bonus depreciation deduction on such equipment and, as a result, generated a net operating loss (“NOL”) for the 2011 federal income tax return. We recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which mostly represented the amount paid in federal taxes during 2011. In February 2012, we received a federal tax refund of $4.5 million. At December 31, 2011, we had a deferred tax asset of $15.1 million related to NOL carry forwards. During the second quarter of 2012, we carried back a portion of this NOL to 2010 to obtain a refund of the $5.2 million paid for federal income taxes for the 2010 tax year. We received this refund in July 2012. The remaining portion of the NOL is being carried forward.

The following table reflects the average market values per pound for key raw materials for selected months during the last three-year period.

	December 2012	June 2012	December 2011	June 2011	December 2010	June 2010
Nickel	$7.90	$7.50	$8.23	$10.14	$10.94	$8.79
Chrome	$0.98	$1.16	$1.10	$1.23	$1.31	$1.33
Molybdenum	$11.38	$13.32	$13.42	$16.09	$16.17	$14.73
Carbon scrap	$0.17	$0.17	$0.21	$0.22	$0.19	$0.20

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

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

Cash payments in 2012 for employment costs were $3.6 million higher than 2011 primarily due to the inclusion of the North Jackson facility for all of 2012.

Capital Expenditures and Investments. Including amounts in current liabilities, we had capital expenditures for the year ended December 31, 2012 of $35.1 million compared with $24.5 million for the same period in 2011. The most significant capital expenditures incurred during the current year relate to the North Jackson facility build-out. We incurred capital expenditures at our North Jackson facility of $24.4 million in 2012, largely due to the completion of the VIM and two VAR furnaces. In addition, during 2012 at the Bridgeville and Titusville facilities, we invested in remelt upgrades, which collectively were $1.3 million. The remainder of the increase in capital expenditures related to various individually less significant additions at both of our reportable segments. Capital expenditures in 2013 are expected to decline from 2012 levels. We expect that our capital expenditures for 2013 will be between our 2011 and 2012 spending.

Capital Resources Including Off-Balance Sheet Arrangements. We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment, or material related-party transaction arrangements.

In August 2011, we and our wholly owned subsidiaries entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). In March 2012, we entered into the First Amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The amended to the Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the year ended December 31, 2012, which was 1.96% for the Term Loan and revolving credit facility and 2.09% for the swing loan at December 31, 2012. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires that we maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At December 31, 2012, we were obligated to maintain a leverage ratio not exceeding 3.00 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at December 31, 2012 and 2011.

As a result of our entrance into the Credit Agreement, we recorded deferred financing costs of $1.4 million in the consolidated balance sheet as a component of other long-term assets as of December 31, 2011. We incurred and recorded additional deferred financing costs of $348,000 during 2012 related to the amendment to the Credit Agreement. These costs are being amortized to interest expense over the life of the Amended Credit Agreement.

In connection with the acquisition of the North Jackson facility on August 18, 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition. The Notes are subordinated obligations and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of our Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part, after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter. We evaluated the conversion feature of the Notes upon issuance and determined that no beneficial conversion feature existed.

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At December 31, 2012, we had $38.3 million in availability under the Revolver.

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

We had an interest rate swap with PNC to convert the LIBOR floating rate under the Old Term Loan to a fixed interest rate for the life of the loan. Under the agreement, our interest rate was fixed at 4.515%. The effective portion of the change in the fair value of the interest rate swap was recorded, net of tax, in accumulated other comprehensive loss (within stockholders’ equity) prior to extinguishing the Old Term Loan. We recorded a charge of $0.3 million during the year ended December 31, 2011 as a component of interest expense and other financing costs on the consolidated statement of operations to terminate the interest rate swap.

Share-Based Financing Activity. We issued 116,628, 36,051 and 50,415 shares of our Common Stock during the years ended December 31, 2012, 2011 and 2010, respectively, through our two share-based compensation plans. In 2012, 72,050 stock options issued under the Omnibus Incentive Plan were exercised for $1.3 million plus related tax benefits of $335,000. Additionally, in 2012, we issued 35,000 shares of Restricted Common Stock. In 2011, 27,500 stock options issued under the Stock Incentive Plan were exercised for $375,000 plus related tax benefits of $172,000. In 2010, 40,550 stock options issued under the Stock Incentive Plan were exercised for $466,000 plus related tax benefits of $143,000. The remaining shares were issued to participants in the Employee Stock Purchase Plan.

In October 1998, we initiated a stock repurchase program to repurchase up to 315,000 shares of the Company’s outstanding Common Stock in open market transactions at market prices. We have not repurchased any shares under the program since 2001. We are authorized to repurchase 45,100 remaining shares of Common Stock under this program as of December 31, 2012.

Contractual Obligations. At December 31, 2012, we had the following contractual principal, interest and purchase obligations:

		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Long-term debt (A)	$117,184	$3,992	$10,816	$102,376	$-
Purchase obligations - other (B)	7,657	7,657	-	-	-
Purchase obligations - capital expenditures (B)	2,621	2,621	-	-	-

Total contractual obligations	$127,462	$14,270	$10,816	$102,376	$-

(A)	Amounts include interest expense, which was estimated based upon the December 31, 2012 interest rate for our debt and assumes that debt will not be repaid until its maturity.

(B)	Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs, in particular increasing wage and benefit rates, continue to affect operations. We strive to mitigate the effects of inflation through cost containment, productivity improvements and sales price increases.

CONTINGENT ITEMS

Product Claims. We are subject to various claims and legal actions that arise in the normal course of conducting business. There were no material product claims outstanding at December 31, 2012.

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

Long-lived assets, including property, plant and equipment and identifiable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2012, 2011 and 2010.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include NOL carry forwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. These deferred tax assets will expire, if unused, at various times through 2032. Deferred tax liabilities primarily relate to book / tax depreciation differences.

Management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We believe we will generate sufficient taxable income to utilize the deferred tax assets recorded at December 31, 2012.

Identifiable intangible assets are recorded at fair value and are amortized over their useful lives using the straight-line method.

Goodwill, which represents the excess of cost over net tangible and identifiable intangible assets of acquired businesses, is stated at fair value. Goodwill is not amortized, but is tested or evaluated in accordance with Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” annually for impairment or more frequently if any event indicates that the carrying amount of goodwill may be impaired. We perform our annual goodwill impairment test or evaluation as of the beginning of the fourth quarter.

We evaluate goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions. We may elect to bypass this qualitative assessment and perform a two-step quantitative test. We test for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining the fair value of our applicable reporting units in the annual impairment test of goodwill. We believe that the combination of the valuation models provides a more appropriate valuation of our reporting units by taking into account different marketplace participant assumptions. Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

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

FUTURE OUTLOOK

We entered 2013 with a total backlog of approximately $51.7 million, which is 49.6% lower than the $102.6 million backlog at the beginning of 2012. We believe that the decrease in our backlog during 2012 is largely a result of inventory adjustments being made by our customers. Uncertainty surrounding the global economy and falling commodity prices have reduced order activity during the year, which has negatively impacted our backlog. Our ability to make scheduled payments of principal, or to pay the interest on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available borrowings under our Revolver will be adequate to meet our future liquidity needs during 2013.

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

The Company’s customers and suppliers absorb fluctuations in foreign currency exchange rates. Prices for the Company’s raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market prices increase. Selling price increases and surcharges are utilized to offset raw material and natural gas market price increases.

The cost of raw materials represented 51% of the Company’s total cost of products sold in 2012 compared with approximately 52% of the total cost of products sold in 2011. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. The Company does not maintain any long-term agreements with any of its raw material suppliers.

The Company maintains a sales price surcharge mechanism on certain of its products to help offset the impact of raw material price fluctuations. For certain stainless semi-finished products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment. For certain finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on the financial results of the Company and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in the Company’s raw material costs.

At December 31, 2012, the Company had $86.7 million of floating rate debt outstanding with interest rates ranging from 1.96% to 2.09%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may increase, raising its interest expense. A hypothetical 1.0% increase or decrease in the Company’s floating rate debt would unfavorable or favorably impact its pre-tax results by $867,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. In addition, our audit included the consolidated financial statement schedule listed in the index at Item 15 (2) (Schedule II). We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement Schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 18, 2013

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2012	2011	2010

(dollars in thousands, except per share information)
Net sales	$250,990	$252,596	$189,423
Cost of products sold	209,841	205,148	155,651
Selling and administrative expenses	17,746	17,761	13,349

Operating income	23,403	29,687	20,423
Interest expense and other financing costs	(2,592)	(1,421)	(452)
Other income, net	140	212	92

Income before income tax expense	20,951	28,478	20,063
Provision for income taxes	6,334	10,356	6,821

Net income	$14,617	$18,122	$13,242

Net income per common share – Basic	$2.13	$2.65	$1.95

Net income per common share – Diluted	$2.02	$2.56	$1.93

Weighted average shares of Common Stock outstanding:
Basic	6,874,669	6,826,490	6,782,576
Diluted	7,454,030	7,138,824	6,868,255

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,	2012	2011	2010

(dollars in thousands)
Net income	$14,617	$18,122	$13,242
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	-	182	(90)
Unrealized loss on nickel hedge contracts, net of tax	-	-	(60)

Other comprehensive income (loss), net of tax	-	182	(150)

Comprehensive income	$14,617	$18,304	$13,092

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
(dollars in thousands)
ASSETS
Current assets:
Cash	$321	$274
Accounts receivable (less allowance for doubtful accounts of $1,837 and $1,952, respectively)	24,287	34,554
Inventory, net	95,749	85,088
Deferred income taxes	22,739	28,438
Refundable income taxes	1,594	4,844
Other current assets	2,740	2,198

Total current assets	147,430	155,396

Property, plant and equipment, net	206,150	183,148
Goodwill	20,268	20,479
Other long-term assets	2,418	2,649

Total assets	$376,266	$361,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,610	$29,912
Accrued employment costs	4,671	7,547
Current portion of long-term debt	1,500	3,000
Other current liabilities	735	966

Total current liabilities	17,516	41,425

Long-term debt	105,242	91,650
Deferred income taxes	55,227	48,291

Total liabilities	177,985	181,366

Commitments and contingencies (Note 13)

Stockholders’ equity:
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,246,933 and 7,130,365 shares issued, respectively	7	7
Additional paid-in capital	47,312	43,720
Retained earnings	153,115	138,498
Treasury Stock at cost; 288,681 and 282,850 common shares held, respectively	(2,153)	(1,919)

Total stockholders’ equity	198,281	180,306

Total liabilities and stockholders’ equity	$376,266	$361,672

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2012	2011	2010
(dollars in thousands)
Operating Activities:
Net income	$14,617	$18,122	$13,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,627	7,271	5,486
Loss (gain) on sale of property, plant and equipment	(12)	(20)	17
Deferred income tax	12,635	10,072	730
Share-based compensation expense, net	1,314	1,408	1,676
Changes in assets and liabilities:
Accounts receivable, net	10,267	(5,281)	(12,245)
Inventory, net	(10,661)	(15,378)	(28,388)
Accounts payable	(20,130)	(5)	11,661
Accrued employment costs	(2,876)	2,057	4,310
Income taxes	3,208	(4,672)	4,175
Other, net	(180)	(2,887)	243

Net cash provided by operating activities	20,809	10,687	907

Investing Activities:
Capital expenditures, net of amount included in current liabilities	(34,229)	(16,790)	(6,903)
Business acquisition, net of convertible notes assumed	-	(91,298)	-
Proceeds from sale of property, plant and equipment	14	20	18

Net cash used in investing activities	(34,215)	(108,068)	(6,885)

Financing Activities:
Borrowings under revolving credit facility	119,092	65,925	-
Payments on revolving credit facility	(87,000)	(31,275)	-
Payment on term loan facility	(20,000)	-	-
Borrowings under term loan facility	-	40,000	-
Debt repayments	-	(10,823)	(2,223)
Proceeds from the issuance of Common Stock	1,608	627	603
Payment of deferred financing costs	(348)	(1,371)	-
Tax benefit from share-based payment arrangements	335	172	143
Purchase of Treasury Stock	(234)	-	(260)
State grant funding the purchase of new equipment	-	-	500

Net cash provided by (used in) financing activities	13,453	63,255	(1,237)

Net increase (decrease) in cash	47	(34,126)	(7,215)
Cash at beginning of period	274	34,400	41,615

Cash at end of period	$321	$274	$34,400

Supplemental Non-Cash Investing and Financing Activities:
Capital expenditures included in current liabilities	$828	$7,690	$578
Convertible notes issued as acquisition consideration	$-	$20,000	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amount capitalized	$2,340	$1,334	$446
Income taxes paid (refunded), net	$(9,805)	$4,782	$1,774

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

Concentration of Credit Risk. The Company limits its credit risk on accounts receivable by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or cash collateral. The Company’s largest customers were Fry Steel Company, which accounted for approximately 11%, 11% and 8% of its net sales for the years ended December 31, 2012, 2011 and 2010, respectively, and approximately 6% and 9% of its accounts receivable balance at December 31, 2012 and 2011, respectively, and Carpenter Technology Corporation, which accounted for approximately 10%, 12% and 14% of its net sales for the years ended December 31, 2012, 2011 and 2010, respectively, and approximately 6% and 13% of its accounts receivable balance at December 31, 2012 and 2011, respectively.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of the allowance for doubtful accounts on the consolidated balance sheets. The Company markets its products to a diverse customer base, primarily throughout the United States. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers currently operating under the protection of the federal bankruptcy law and other amounts that are deemed potentially not collectible. The Company reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced. Receivables are charged-off to the allowance when they are deemed to be uncollectible. Bad debt expense, net of recoveries for the years ended December 31, 2012, 2011 and 2010 was $4,000, ($99,000) and $4,000, respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. Provisions are made for slow-moving inventory based upon management’s expected method of disposition. The net change in inventory reserves for the years ended December 31, 2012, 2011 and 2010 was a $300,000 increase, $148,000 increase and a $166,000 decrease, respectively.

Included in inventory are operating materials consisting of forge dies and production molds and rolls, that are consumed over their useful lives.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost or its fair value at acquisition date. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress. During the years ended December 31, 2012, and 2011, the Company capitalized $476,000 and $394,000, respectively, of interest expense related to construction projects in progress. No depreciation is recognized on assets until they are placed in service. Assets which have been retired or disposed of are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Material major equipment maintenance costs are capitalized as incurred and amortized to expense over the subsequent six or twelve-month period, depending on the expected benefit the Company believes it will receive from the major maintenance. Other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized. Maintenance expense for the years ended December 31, 2012, 2011 and 2010 was $17.7 million, $15.9 million and $11.9 million, respectively.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $7.0 million and $5.5 million, respectively.

Intangible Assets. Identifiable intangible assets are recorded at fair value, upon acquisition and are amortized over their useful lives using the straight-line method. The Company allocated $1.3 million of the North Jackson facility purchase price to an intangible asset related to the non-compete agreement entered into during 2011 with the seller of the North Jackson facility. The intangible asset is included on the consolidated balance sheet as a component of other long-term assets and is being be amortized over the five-year life of the agreement. The Company recognized $266,000 and $100,000 of amortization expense in 2012 and 2011, respectively, from this intangible asset, which is included as a component of selling and administrative expenses on the consolidated statement of operations. Amortization expense for this intangible asset is estimated to be $266,000 for 2013, 2014 and 2015 and $166,000 for 2016.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2012, 2011 and 2010.

Deferred Financing Costs. Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization for the years ended December 31, 2012, 2011 and 2010 was $308,000, $153,000 and $17,000, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations.

Goodwill. Goodwill, which represents the excess of cost over net tangible and identifiable intangible assets of acquired businesses, is stated at fair value. Goodwill is not amortized by the Company, but will be evaluated or tested annually for impairment or more frequently if any event indicates that the carrying amount of goodwill may be impaired.

The Company performs its annual evaluation or test of goodwill as of the beginning of the fourth quarter. The Company evaluates or tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions. The Company may elect to bypass this qualitative assessment and perform a two-step quantitative test. The Company tests for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining the fair value of its applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of its reporting units by taking into account different marketplace participant assumptions. Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

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

The Company evaluates the tax positions taken or expected to be taken in its tax returns. A tax position should only be recognized in the financial statements if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes there are no known uncertain tax positions at December 31, 2012, 2011 and 2010.

Share-based Compensation Plans. The Company recognizes compensation expense based on the grant-date fair value of the awards. The fair value of the stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model, and is recognized ratably over the service/vesting period of the award. The fair value of time-based restricted stock grants is calculated using the market value of the stock on the date of issuance, and is recognized ratably over the service/vesting period of the award.

Net Income per Common Share. Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income, adjusted to include interest expense (tax effected) for the convertible notes by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All shares that were issuable under the Company’s outstanding convertible notes were considered outstanding for the Company’s net income per common share computation, using the “if converted” method of accounting from the date of issuance.

Treasury Stock. The Company accounts for Treasury Stock under the cost method and includes such shares as a reduction of total stockholders’ equity.

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

Recent Accounting Pronouncements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. These provisions were effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance had no material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

Note 2: Acquisition

On August 18, 2011, the Company acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Facility”). The North Jackson Facility began forging and finishing operations in September 2011. In December 2011, the North Jackson Facility performed its first melts on the facilities new vacuum induction melting (VIM) furnace and two vacuum arc remelting (VAR) furnaces. The Company believes that the acquisition of the North Jackson Facility will broaden the Company’s production capabilities and expand its product range and market penetration. The aggregate purchase price for the North Jackson Facility was $111.3 million, which was comprised of a $40.0 million term note, $40.0 million in borrowings under a new revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Facility and the remainder from cash on-hand prior to the acquisition. The term loan and revolving credit facility were subsequently amended during 2012, which is discussed further in Note 5. At closing, the Company entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow. The escrow agreement remains effective while resolution of claims is completed. The Company assumed approximately $4.4 million of liabilities, primarily related to approved capital expenditure projects at the North Jackson Facility.

For the years ended December 31, 2011 and 2010, the Company incurred $2.1 million and $0.2 million, respectively, of acquisition related costs which are included as a component of selling and administrative expenses on the consolidated statements of operations. The Company did not incur any acquisition related costs in 2012.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the North Jackson Facility acquisition (dollars in thousands):

August 18, 2011
Property, plant and equipment	$94,102
Non-compete agreement	1,330
Goodwill	20,268
Accounts payable	(4,264)
Accrued expenses and other current liabilities	(138)

Net assets acquired	$111,298

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

The following is a summary of the changes in the carrying value of goodwill, from January 1, 2012 through December 31, 2012 (dollars in thousands):

2012
Goodwill at beginning of period	$20,479
Change in goodwill	(211)

Goodwill at end of period	$20,268

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

The following unaudited pro forma information presents the combined results as if the acquisition had occurred on January 1, 2010. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. Pro forma adjustments have been made to reflect the incremental impact on earnings of amortization expense related to the acquired intangible asset and income tax expense. The Company has calculated the pro forma results using a 36.4% and 34.0% effective tax rate for the years ended December 31, 2011 and 2010, respectively. As a result of no assets being placed in service prior to the acquisition date, the Company has not included any incremental interest expense resulting from the debt incurred to finance the acquisition. All incurred interest would have been capitalized prior to placing the assets in service. The Company has not included the dilutive effect of the convertible notes on the unaudited pro forma information. Due to the level of completion of the North Jackson Facility on January 1, 2010, it is highly unlikely that the acquisition would have been partially financed through the issuance of convertible notes. Prior to the acquisition, the North Jackson Facility’s only sales were derived from scrap sales. Pro forma adjustments were made to eliminate one-time acquisition related costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements. The pro forma results are not indicative of how the results will appear in the future:

For the years ended December 31,	2011	2010

(dollars in thousands, except per share amounts)(unaudited)
Net sales	$252,896	$189,423
Net income	$17,720	$10,397

Net income per common share - Basic	$2.60	$1.53
Net income per common share - Diluted	$2.54	$1.51

Weighted-average shares of Common Stock outstanding:
Basic	6,826,490	6,782,576
Diluted	6,979,887	6,868,255

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2012	2011

(dollars in thousands)
Raw materials and supplies	$7,431	$5,934
Semi-finished and finished steel products	80,731	73,046
Operating materials	7,587	6,108

Total inventory, net	$95,749	$85,088

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2012	2011

(dollars in thousands)
Land and land improvements	$6,927	$6,829
Buildings	43,431	32,440
Machinery and equipment	211,784	173,428
Construction in progress	6,024	20,485

	268,166	233,182
Accumulated depreciation	(62,016)	(50,034)

Property, plant and equipment, net	$206,150	$183,148

Note 5: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2012	2011

(dollars in thousands)
Term loan	$20,000	$40,000
Revolving credit facility	64,350	29,350
Convertible notes	20,000	20,000
Swing loan credit facility	2,392	5,300

	106,742	94,650
Less current portion of long-term debt	1,500	3,000

Long-term debt	$105,242	$91,650

Amended Credit Facility

In August 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). In March 2012, the Company entered into the First Amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The amendment to the Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson Facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and

North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the entrance into the Credit Agreement, the Company recorded deferred financing cost of $1.4 million in 2011. The Company incurred and recorded additional deferred financing costs of $348,000 during 2012 related to the amendment to the Credit Agreement. Deferred financing costs are included on the consolidated balance sheets as a component of other long-term assets.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. The Company elected to use the LIBOR Option during the year ended December 31, 2012, which was 1.96% for the Term Loan and revolving credit facility and 2.09% for the swing loan at December 31, 2012. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires the Company to maintain a leverage ratio not exceeding a ratio decreasing from 3.25 to 1.00 to 2.75 to 1.00 during the term of the Facilities and a fixed charge coverage ratio not less than 1.20 to 1.00. At December 31, 2012, the Company was obligated to maintain a leverage ratio not exceeding 3.00 to 1.00. The Company was in compliance with all covenants contained in the Amended Credit Agreement at December 31, 2012 and 2011.

Convertible Notes

In connection with the acquisition of the North Jackson Facility, on August 18, 2011, the Company issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson Facility as partial consideration of the acquisition. The Notes are subordinated obligations of the Company and rank junior to the Amended Credit Facility. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion price of $47.1675 per share of Common Stock. The conversion price associated with the Notes may be adjusted in certain circumstances. The Company may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if the Company’s share price is greater than 140% of the current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter. The Company evaluated the conversion feature of the Notes upon issuance and determined that no beneficial conversion feature existed.

The aggregate annual principal payments due under the Company’s long-term debt are as follows:

Year ended December 31,	(dollars in thousands)

2013	$1,500
2014	3,000
2015	3,000
2016	3,000
2017	96,242

$106,742

Extinguished Debt

The Company had a credit agreement with PNC, which provided for an unsecured $12.0 million term loan (“Old Term Loan”) and an unsecured $15.0 million revolving credit facility. The Old Term Loan was repaid in August 2011. In conjunction with the extinguishment of the Old Term Loan, the Company wrote-off $44,000 of unamortized deferred financing costs related to the Old Term Loan. This write-off is included as a component of interest expense and other financing costs on the consolidated statement of operations for the year ended December 31, 2011.

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

In July 2009, the Company entered into nickel futures contracts to minimize the price change impact of anticipated purchases of nickel over the life of a customer short-term supply agreement. These contracts were designated as and accounted for as cash flow hedges, until they expired in March 2010.

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

Financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans at December 2012 and 2011 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). At December 31, 2012 and 2011, the fair value of the Notes approximated the carrying amount (Level 2).

Note 8:  Income Taxes

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, enacted in December 2010 provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012. As a result of the North Jackson facility acquisition and the significant amount of machinery and equipment that was placed in service in 2011 and 2012, the Company claimed the 100% and 50% bonus depreciation deductions on such equipment. As a result, the Company generated a net operating loss (“NOL”) for the 2011 federal income tax return. The Company recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which was received during 2012, which primarily represents the amount of estimated federal taxes paid for 2011, prior to the North Jackson Facility acquisition. At December 31, 2011, the Company had a deferred tax asset of $15.1 million related to federal NOL carry forwards. The Company carried back a portion of this NOL to 2010 to obtain a refund of the $5.2 million paid for federal income taxes for the 2010 tax year and as a result no longer benefited from the 2010 domestic production deduction. All remaining federal NOL carry forwards can be carried forward and will expire in 2031 and 2032.

Components of the provision for income taxes are as follows:

For the years ended December 31,	2012	2011	2010

(dollars in thousands)
Current provision (benefit)
Federal	$(5,782)	$3	$5,887
State	(440)	280	205

Deferred provision (benefit)
Federal	13,143	9,897	568
State	(587)	176	161

Provision for income taxes	$6,334	$10,356	$6,821

A reconciliation of the federal statutory tax rate and the Company’s effective tax rate is as follows:

For the years ended December 31,	2012	2011	2010

Federal statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(3.5)	-	-
State government grants, net of federal tax impact	(0.1)	(0.3)	(0.1)
Domestic manufacturing deduction	2.7	-	(2.8)
State income taxes, net of federal impact	(4.0)	1.6	1.6
Other, net	0.1	0.1	0.3

Effective income tax rate	30.2%	36.4%	34.0%

Dunkirk Specialty Steel operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. The Company recognized deferred tax credit benefits of $65,000, $125,000 and $43,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State. The Company believes it will generate sufficient taxable income to utilize these tax credits.

The Company filed amended federal tax returns with the Internal Revenue Service during 2012 for tax years 2008 through 2010 claiming $1.3 million in research and development tax credits for qualifying research activities performed by the Company. The Company is seeking a refund of $615,000, which is included as a component of refundable income taxes on the consolidated balance sheets, for amounts previously paid during these tax years. The remaining $726,000 of research and development tax credits will be carried forward. These carryforwards will expire in 2032.

The American Taxpayer Relief Act of 2012 extended the tax benefit for research and development tax credits for 2012 and 2013. At December 31, 2012, the Company had approximately $38.0 million of federal NOL carryforwards available to offset future tax liabilities.

Deferred taxes result from the following:

December 31,	2012	2011

(dollars in thousands)
Current deferred tax assets:
Inventory	$7,457	$12,466
Federal tax carryforwards	11,774	12,418
Share-based compensation	2,271	2,000
Receivables	684	765
Accrued liabilities	746	679
Other	65	348

Total current deferred tax assets	$22,997	$28,676

Noncurrent deferred tax assets:
Federal and state tax carryforwards	$4,640	$4,498

Deferred tax liabilities:
Property, plant and equipment (noncurrent)	$59,867	$52,789
Other (current)	258	238

	$60,125	$53,027

State tax carry forwards represent New York Empire Zone tax credits with no expiration date and a state net operating loss carry forwards expiring at various times through 2031.

The Company is routinely under audit by federal or state authorities. The Company’s tax returns are under examination by the Internal Revenue Service for 2009 through 2011, and are subject to examination by state tax jurisdictions for tax years 2008 through 2011.

Note 9:  Stockholders’ Equity

The Company has never paid a cash dividend on its Common Stock. The Company’s Credit Agreement does not permit the payment of cash dividends on its Common Stock.

In October 1998, the Company initiated a stock repurchase program to repurchase up to 315,000 shares of its outstanding Common Stock in open market transactions at market prices. The Company is authorized to repurchase 45,100 remaining shares of Common Stock under this program as of December 31, 2012.

The Company has 1,980,000 authorized shares of Senior Preferred Stock. At December 31, 2012 and 2011, there were no preferred shares issued or outstanding.

	Common shares outstanding	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury shares	Treasury Stock
(dollars in thousands)
Balance at January 1, 2010	6,773,104	$7	$38,776	$107,134	$(32)	270,795	$(1,659)
Common Stock issuance under Employee Stock Purchase Plan	9,865	-	137	-	-	-	-
Exercise of stock options	40,550	-	466	-	-	-	-
Share-based compensation	-	-	1,819	-	-	-	-
Tax benefit on share-based compensation	-	-	143	-	-	-	-
Net income	-	-	-	13,242	-	-	-
Net loss on derivative instruments, net of tax	-	-	-	-	(150)	-	-
Purchase of Treasury Stock	(12,055)	-	-	-	-	12,055	(260)

Balance at December 31, 2010	6,811,464	7	41,341	120,376	(182)	282,850	(1,919)
Common Stock issuance under Employee Stock Purchase Plan	8,551	-	252	-	-	-	-
Exercise of stock options	27,500	-	375	-	-	-	-
Share-based compensation	-	-	1,580	-	-	-	-
Tax benefit on share-based compensation	-	-	172	-	-	-	-
Net income	-	-	-	18,122	-	-	-
Net income on derivative instruments, net of tax	-	-	-	-	182	-	-

Balance at December 31, 2011	6,847,515	7	43,720	138,498	-	282,850	(1,919)
Common Stock issuance under Employee Stock Purchase Plan	9,578	-	307	-	-	-	-
Exercise of stock options	72,050	-	1,301	-	-	-	-
Issuance of Restricted Common Stock	35,000	-	34	-	-	-	-
Share-based compensation	-	-	1,615	-	-	-	-
Tax benefit on share-based compensation	-	-	335	-	-	-	-
Purchase of Treasury Stock	(5,831)	-	-	-	-	5,831	(234)
Net income	-	-	-	14,617	-	-	-

Balance at December 31, 2012	6,958,312	$7	$47,312	$153,115	$-	288,681	$(2,153)

Note 10: Net Income Per Common Share

The computation of basic and diluted net income per common share for the years ended December 31, 2012, 2011 and 2010 is as follows:

For the years ended December 31,	2012	2011	2010

(dollars in thousands, except per share amounts)
Numerator:

Net income	$14,617	$18,122	$13,242
Adjustment for interest expense on convertible notes, net of capitalized interest	458	119	-

Net income, as adjusted	$15,075	$18,241	$13,242

Denominator:

Weighted average number of shares of Common Stock outstanding	6,874,669	6,826,490	6,782,576
Weighted average effect of dilutive stock options and other stock compensation	151,223	153,397	85,679
Weighted average effect of assumed conversion of convertible notes (A)	428,138	158,937	-

Weighted average number of shares of Common Stock outstanding, as adjusted	7,454,030	7,138,824	6,868,255

Net income per common share:
Net income per common share – Basic	$2.13	$2.65	$1.95

Net income per common share – Diluted	$2.02	$2.56	$1.93

(A)	The weighted average for the assumed conversion of the Notes was calculated from the August 18, 2011 issuance.

There were 29,150, 144,300 and 211,800 stock options outstanding, which were excluded from the computation of diluted net income per common share, at an average price of $41.18, $38.35 and $32.90, respectively, at December 31, 2012, 2011 and 2010, respectively. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of the Common Stock. These options were excluded from the computation of diluted net income per common share under the treasury stock method.

Note 11: Incentive Compensation Plans

At December 31, 2012, the Company has three incentive compensation plans that are described below:

Omnibus Incentive Plan

The Company maintains an Omnibus Incentive Plan (“OIP”) which was approved by the Company’s stockholders in May 2012. The OIP replaced the Stock Incentive Plan, which was maintained by the Company until the approval of the OIP. The OIP permits the issuance of stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors, other than those directors owning more than 5% of the Company’s outstanding Common Stock, consultants, officers and other key employees of the Company who are expected to contribute to the Company’s future growth and success. An aggregate of 2,150,000 shares of Common Stock were authorized for issuance under the OIP, of which 678,318 were available for grant at December 31, 2012.

Stock Options

The option price for options granted under the OIP is equal to the fair market value of the Common Stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period. All options under the OIP will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of stock option activity as of and for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Non-vested stock options outstanding		Stock options outstanding
	Number of shares	Weighted- average grant-date fair value	Number of shares	Weighted- average exercise price
Balance, January 1, 2010	284,075	$12.94	561,300	$20.04
Stock options granted	130,000	12.49	130,000	22.10
Stock options exercised			(40,550)	11.49
Stock options vested	(95,700)	13.85
Stock options forfeited	(36,400)	12.55	(45,150)	20.62

Balance, December 31, 2010	281,975	12.59	605,600	22.02
Stock options granted	146,000	21.27	146,000	36.33
Stock options exercised			(27,500)	13.64
Stock options vested	(142,050)	14.78
Stock options forfeited	(1,000)	16.08	(4,000)	32.07

Balance, December 31, 2011	284,925	15.56	720,100	25.19
Stock options granted	40,000	20.60	40,000	36.66
Stock options exercised			(72,050)	18.06
Stock options vested	(125,071)	15.31
Stock options forfeited	(41,000)	16.68	(41,000)	27.84

Balance, December 31, 2012	158,854	$18.81	647,050	$26.52

The following table summarizes information about stock options outstanding at December 31, 2012:

	Stock options outstanding			Stock options exercisable
Range of exercise prices	Number of shares	Weighted- average remaining years contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$5.12 to $16.95	121,600	4.8	$12.93	115,663	$12.73
$16.98 to $20.61	127,150	7.2	18.18	117,872	18.13
$20.76 to $32.07	134,000	7.3	26.95	104,826	27.82
$32.20 to $36.15	129,150	7.8	34.65	91,650	34.64
$36.25 to $42.50	135,150	8.6	38.40	58,185	38.73

Stock outstanding at end of year	647,050	7.2	$26.52	488,196	$24.48

Stock options exercisable at end of year	488,196	6.5

Proceeds from stock option exercises totaled $1.3 million, $375,000 and $466,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Shares issued in connection with stock option exercises are issued from available authorized shares. Tax benefits realized from stock options exercised totaled $335,000, $172,000 and $143,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Based upon the closing stock price of $36.77 at December 31, 2012, the aggregate intrinsic value of outstanding in-the-money stock options and outstanding exercisable in-the-money stock options was $7.0 million and $6.2 million, respectively. Intrinsic value of stock options is calculated as the amount by which the market price of the Company’s Common Stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.6 million, $549,000 and $560,000, respectively. The total fair value of stock option awards vested was $1.5 million, $2.1 million and $1.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Share-based compensation to employees and directors is recognized as compensation expense in the consolidated statements of operations based on the stock options fair values on the measurement date, which is the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The compensation expense recognized and its related tax effects are included in additional paid-in capital. Additional paid-in capital is further adjusted for the difference between compensation expense recorded under the accounting standard and compensation expense reported for tax purposes upon actual exercise of employee stock options.

Share-based compensation expense related to stock options totaled $1.6 million, $1.6 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. The tax benefit associated with the share-based compensation expense recognized in the accompanying consolidated statements of operations was $577,000 in 2012, $563,000 in 2011 and $420,000 in 2010. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $3.0 million at December 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years.

The fair value of the Company’s stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company uses the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $824,000 for 2012, $3.1 million for 2011, and $1.6 million for 2010. The Company’s determination of fair value of stock option awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2012	2011	2010
Risk-free interest rate	0.80 to 1.10%	1.23 to 2.66%	1.53 to 2.68%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	59 to 62%	55 to 62%	54 to 59%
Weighted-average expected market price volatility	61.2%	56.1%	56.3%
Expected term	6.0 to 6.3 years	6.0 to 7.9 years	6.0 to 7.8 years

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the stock options at the grant date. No dividend yield was assumed because the Company does not pay cash dividends on Common Stock and currently has no plans to pay a dividend. Expected volatility is based on the long-term historical volatility (estimated over a period equal to the expected term of the stock options) of the Company’s stock. In estimating the fair value of stock options under the Black-Scholes option-pricing model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Restricted Stock

During the year ended December 31, 2012, the Company granted 35,000 time-based shares of Restricted Common Stock to certain employees. The fair value of the non-vested time-based Restricted Common Stock awards was calculated using the market value of the stock on the date of issuance, which was $35.26.

As of December 31, 2012, total unrecognized compensation cost related to non-vested time-based Restricted Common Stock awards was $1.2 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

In May 2012, an amendment to the 1996 Employee Stock Purchase Plan (the “Plan”) was approved by the Company’s stockholders. The amendment increased the number of shares authorized for issuance under the Plan by 50,000 to an aggregate 200,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of the Company’s Common Stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2012, the Company has issued 141,062 shares of Common Stock since the Plan’s inception.

Cash Incentive Plans

The Company has a Variable Compensation Plan covering certain key executives and employees and profit-sharing plans that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts. For the years ended December 31, 2012, 2011 and 2010, the Company expensed $4.0 million, $6.8 million and $5.0 million, respectively, under these plans of which $3.9 million, $4.5 million and $2.7 million, respectively was included as a component of cost of products sold while the remainder is included in selling and administrative expense.

Note 12: Retirement Plans

The Company has a defined contribution retirement plan that covers substantially all employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, the Company makes periodic contributions to the 401(k) plan based on service for the Titusville and Dunkirk hourly employees and age for North Jackson hourly employees. The Company makes periodic contributions for the salaried employees at all locations except for North Jackson based upon their service and their individual contribution to the 401(k) retirement plan. For North Jackson salaried employees, the Company makes periodic contributions based upon the employee’s age and their individual contributions.

The Company also participates in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. The Company makes periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee. The collective bargaining agreement at the Bridgeville facility expires August 31, 2013. The trustees of the Trust have provided the Company with the latest data available for the Trust year ending December 31, 2012. As of that date, the Trust is not fully funded. The Company could be held liable to the Trust for its own obligations, as well as those of other employers, due to the Company’s participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If the Company chooses to stop participating in the Trust, it may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each trust. Trusts in the green zone are at least 80% funded, trusts in the yellow zone are at least 65% funded, and trusts in the red zone are generally less than 65% funded. The Trust has utilized extended amortization provisions to amortize its losses from 2008. The Trust recertified its zone status after using the extended amortization provisions as allowed by law. The Trust has not implemented a funding improvement or rehabilitation plan, nor are such plans pending. The Company’s contributions to the Trust have not exceeded more than 5% of the total contributions to the Trust. The increased levels of employment and overtime increased the Company’s contributions in both 2012 and 2011.

	Trusts employer identification number / plan number			Funding plan pending / implemented
					Company contributions to the Trust
Pension fund		PPA zone status			(dollars in thousands)			Surcharge imposed
		2012	2011		2012	2011	2010
Trust	23-6648508 / 499	Green	Green	No	$749	$712	$567	No

The total expense of all retirement plans for the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $1.3 million and $937,000, respectively. No other post-retirement benefit plans exist.

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

The Company’s purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2012, the Company’s total purchase obligations were $10.3 million, all of which will be due in 2013.

Note 14: Segment and Related Information

The Company is comprised of two reportable business segments. The Bridgeville, North Jackson and Titusville facilities have been aggregated into one reportable segment, Universal Stainless & Alloy Products (“USAP”). Dunkirk Specialty Steel represents the second reportable segment.

From the North Jackson acquisition date through December 31, 2012, the Company has included the results of North Jackson in the USAP segment. North Jackson was included in the USAP reporting segment as a result of North Jackson having consistent characteristics as identified in ASC Topic 280, “Segment Reporting”, with the USAP segment. As a result of the North Jackson acquisition, the Company’s operating facilities have become more integrated, resulting in the Company’s chief operating decision maker (“CODM”) increasingly viewing the Company as one unit. When full integration occurs and information and metrics are established and used by the Company’s CODM to make key decisions including allocations of resources, it is expected that the Company will move to one reportable segment.

The accounting policies of both reportable segments are the same as those described in Note 1: Significant Accounting Policies. Sales between the segments are generally made at market-related prices.

The segment data is as follows:

For the years ended December 31,	2012	2011	2010

(dollars in thousands)
Net sales
Universal Stainless & Alloy Products	$212,902	$225,333	$173,294
Dunkirk Specialty Steel	100,056	97,378	56,600
Intersegment	(61,968)	(70,115)	(40,471)

Consolidated net sales	$250,990	$252,596	$189,423

Operating income
Universal Stainless & Alloy Products	$11,548	$20,176	$17,311
Dunkirk Specialty Steel	9,384	10,277	4,296
Intersegment	2,471	(766)	(1,184)

Consolidated operating income	$23,403	$29,687	$20,423

Interest expense and other financing costs
Universal Stainless & Alloy Products (A)	$2,592	$1,406	$412
Dunkirk Specialty Steel	-	15	40

Consolidated interest expense and other financing costs	$2,592	$1,421	$452

Other income, net
Universal Stainless & Alloy Products	$89	$68	$40
Dunkirk Specialty Steel (B)	51	144	52

Consolidated other income, net	$140	$212	$92

Depreciation and amortization (C)
Universal Stainless & Alloy Products	$10,650	$5,738	$4,210
Dunkirk Specialty Steel	1,389	1,274	1,162
Corporate	280	106	97

Consolidated depreciation and amortization	$12,319	$7,118	$5,469

Capital expenditures (D)
Universal Stainless & Alloy Products	$32,007	$22,455	$6,831
Dunkirk Specialty Steel	2,722	1,829	425
Corporate	328	196	225

Consolidated capital expenditures	$35,057	$24,480	$7,481

(A)	Includes amortization of deferred financing costs of $308,000, $153,000 and $17,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(B)	Includes net receipt of import duties of $13,000, $115,000 and $32,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(C)	These amounts include depreciation on property, plant and equipment and amortization on the non-compete agreement.

(D)	These amounts include capital expenditures included in current liabilities of $828,000, $7.7 million and $578,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents total assets by segment:

December 31,	2012	2011
(dollars in thousands)
Universal Stainless & Alloy Products	$294,098	$271,107
Dunkirk Specialty Steel	53,289	55,820
Corporate	140,763	149,101
Intersegment eliminations	(111,884)	(114,356)

Total assets	$376,266	$361,672

The following table presents net sales by product line:

For the years ended December 31,	2012	2011	2010
(dollars in thousands)
Stainless steel	$195,315	$202,000	$142,302
Tool steel	20,420	21,963	26,196
High-strength low alloy steel	21,897	17,532	10,310
High-temperature alloy steel	7,787	6,809	5,853
Conversion services	4,868	3,905	2,719
Other	703	387	2,043

Total net sales	$250,990	$252,596	$189,423

The Company derived 6%, 4% and 5% of its net sales from markets outside of the United States for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has no assets located outside of the United States.

Note 15: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2012 Data:
Net sales	$74,614	$67,866	$61,360	$47,150
Gross profit margin	14,275	11,570	9,337	5,967
Operating income	9,692	7,307	4,652	1,752
Provision for income taxes	2,725	2,222	1,333	54
Net income	6,286	4,505	2,745	1,081

Net income per common share:
Basic	$0.92	$0.66	$0.40	$0.16
Diluted	$0.86	$0.62	$0.38	$0.16

2011 Data:
Net sales	$59,811	$63,318	$67,299	$62,168
Gross profit margin	10,798	12,172	12,574	11,904
Operating income	6,968	8,475	7,231	7,013
Provision for income taxes	2,395	2,975	2,774	2,212
Net income	4,448	5,525	3,893	4,256

Net income per common share:
Basic	$0.65	$0.81	$0.57	$0.62
Diluted	$0.64	$0.79	$0.55	$0.59

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

During the last fiscal quarter of the fiscal year ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s 2013 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in the Company’s Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2012 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)

Equity compensation plans approved by security holders	647,050	$ 26.52	737,256
Equity compensation plans not approved by security holders	-	-	-

Total	647,050	$ 26.52	737,256

(A)	Includes 678,318 shares of Common Stock not issued under the Omnibus Incentive Plan and 58,938 available under the 1996 Employee Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2011 and 2012	Balance at beginning of year	Charged to costs and expenses	Deductions/ net charge-offs (A)		Balance at end of year
(dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 20010	$2,132	$274		$(272)	$2,134
Year ended December 31, 2011	$2,134	$202		$(384)	$1,952
Year ended December 31, 2012	$1,952	$4		$(119)	$1,837

(A)	Represents write-off of bad debts net of recoveries

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of June 10, 2011, by and among Universal Stainless & Alloy Products, Inc., Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on June 14, 2011.

2.2	Amendment to Asset Purchase Agreement, dated as of August 18, 2011, by and among Universal Stainless & Alloy Products, Inc., Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc.	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on August 18, 2011.

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Convertible Note, dated August 18, 2011	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on August 18, 2011.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

EXHIBIT NUMBER	DESCRIPTION

10.2	Credit Agreement, dated as of August 18, 2011, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger and Sole Bookrunner.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on August 18, 2011.

10.3	First Amendment to Credit Agreement, dated as of March 19, 2012, by an among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank National Association, as Administrative Agent, and PNC Capital Markets LLC, as Lead Arranger and Sole Bookrunner.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on March 23, 2012.

10.4	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.6	Employment Agreement dated July 12, 2010 between the Company and Douglas M. McSorley	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2010.*

10.7	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.8	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) the Notes to Consolidated Financial Statements.	Filed herewith.

* - Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to       Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates Dennis M. Oates	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ Douglas M. McSorley Douglas M. McSorley	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2013

/s/ Christopher L. Ayers Christopher L. Ayers	Director	March 18, 2013

/s/ Douglas M. Dunn Douglas M. Dunn	Director	March 18, 2013

/s/ M. David Kornblatt M. David Kornblatt	Director	March 18, 2013

/s/ Udi Toledano Udi Toledano	Director	March 18, 2013