Form 10-Q
period 2013-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2013-05-10
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 6,924,937 shares of the Registrant’s Common Stock outstanding.

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net sales	$49,135	$74,614
Cost of products sold	44,489	60,339
Selling and administrative expenses	4,479	4,583

Operating income	167	9,692
Interest expense	(689)	(704)
Other income	28	23

Income (loss) before income tax provision (benefit)	(494)	9,011
Provision (benefit) for income taxes	(534)	2,725

Net income	$40	$6,286

Net income per common share – Basic	$0.01	$0.92

Net income per common share – Diluted	$0.01	$0.86

Weighted average shares of Common Stock outstanding
Basic	6,924,131	6,848,716
Diluted	7,063,703	7,433,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets:
Cash	$115	$321
Accounts receivable (less allowance for doubtful accounts of $1,857 and $1,837, respectively)	29,254	24,287
Inventory, net	98,007	95,749
Deferred income taxes	12,919	22,739
Refundable income taxes	1,565	1,594
Other current assets	3,344	2,740

Total current assets	145,204	147,430

Property, plant and equipment, net	206,002	206,150
Goodwill	20,268	20,268
Other long-term assets	2,749	2,418

Total assets	$374,223	$376,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,618	$10,610
Accrued employment costs	3,696	4,671
Current portion of long-term debt	2,250	1,500
Other current liabilities	1,303	735

Total current liabilities	27,867	17,516

Long-term debt	102,498	105,242
Deferred income taxes	44,765	55,227

Total liabilities	175,130	177,985

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior Preferred Stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, par value $0.001 per share; 10,000,000 shares authorized; 7,260,368 and 7,246,933 shares issued, respectively	7	7
Additional paid-in capital	48,084	47,312
Retained earnings	153,155	153,115
Treasury Stock at cost; 288,681 common shares held	(2,153)	(2,153)

Total stockholders’ equity	199,093	198,281

Total liabilities and stockholders’ equity	$374,223	$376,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net income	$40	$6,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,919	2,985
Deferred income tax	(642)	2,653
Share-based compensation expense, net	457	410
Changes in assets and liabilities:
Accounts receivable, net	(4,967)	(10,739)
Inventory, net	(2,258)	(8,585)
Accounts payable, net of capital expenditures included in accounts payable	8,763	(1,799)
Accrued employment costs	(975)	(2,150)
Income taxes	70	4,412
Other, net	(43)	2,705

Net cash provided by (used in) operating activities	4,364	(3,822)

Investing Activities:
Capital expenditures, net of amount included in accounts payable	(2,379)	(4,986)

Net cash used in investing activities	(2,379)	(4,986)

Financing Activities:
Payments on revolving credit facility	(20,381)	(18,350)
Borrowings under revolving credit facility	18,387	47,550
Payment on term loan facility	—	(20,000)
Proceeds from the issuance of Common Stock	241	229
Payment of deferred financing costs	(475)	(348)
Tax benefit from share-based payment arrangements	37	64
Purchase of Treasury Stock	—	(233)

Net cash provided by (used in) financing activities	(2,191)	8,912

Net increase (decrease) in cash	(206)	104
Cash at beginning of period	321	274

Cash at end of period	$115	$378

Supplemental Non-Cash Investing Activity:
Capital expenditures included in accounts payable	$1,245	$4,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated statements of operations and statements of cash flows for the three months ended March 31, 2013 and 2012 and balance sheets as of March 31, 2013 and December 31, 2012, have been prepared by Universal Stainless & Alloy Products, Inc. (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Commission’s rules and regulations. Accordingly, these statements should be read in conjunction with the audited financial statements, and notes thereto, as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The information furnished in the condensed consolidated financial statements is not necessarily indicative of the results to be expected for the full year.

As a result of the North Jackson acquisition, the Company’s operating facilities have become more integrated, resulting in the Company’s chief operating decision maker (“CODM”) viewing the Company as one unit. During the three months ended March 31, 2013, the Company’s CODM, set performance goals, assessed performance and made decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available and reviewed by the Company’s CODM, the Company commenced reporting to one reportable segment beginning with the three months ended March 31, 2013.

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

Note 2 – Goodwill

The following is a summary of the changes in the carrying value of goodwill, from December 31, 2012 through March 31, 2013 (dollars in thousands):

Balance, December 31, 2012	$20,268
Change in goodwill	—

Balance, March 31, 2013	$20,268

Note 3 – Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2013	2012

Numerator:

Net income	$40	$6,286
Adjustment for interest expense on convertible notes (A)	—	105

Net income, as adjusted	$40	$6,391

Denominator:

Weighted average number of shares of Common Stock outstanding	6,924,131	6,848,716
Weighted average effect of dilutive stock options	139,572	156,911
Weighted average effect of assumed conversion of convertible notes (A)	—	427,459

Weighted average number of shares of Common Stock outstanding, as adjusted	7,063,703	7,433,086

Net income per common share:

Net income per common share – Basic	$0.01	$0.92

Net income per common share – Diluted	$0.01	$0.86

(A)	An adjustment for interest expense on convertible notes of $124 and the weighted average effect of the assumed conversion of convertible notes of 427,759 shares was excluded from the net income per share calculation for the three months ended March 31, 2013, as a result of being antidilutive.

There were 143,925 and 19,150 stock options outstanding, which were excluded from the computation of diluted net income per common share, at an average price of $38.72 and $41.27 at March 31, 2013 and 2012, respectively. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of the Common Stock.

Note 4 – Inventory

The major classes of inventory were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Raw materials and supplies	$6,278	$7,431
Semi-finished and finished steel products	83,368	80,731
Operating materials	8,361	7,587

Total inventory, net	$98,007	$95,749

Note 5 – Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012

Revolving credit facility	$59,350	$64,350
Term loan	20,000	20,000
Convertible notes	20,000	20,000
Swing loan credit facility	5,398	2,392

	104,748	106,742
Less current portion of long-term debt	2,250	1,500

Long-term debt	$102,498	$105,242

Amended Credit Facility

On August 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, the Company entered into the First Amendment to Credit Agreement and on March 29, 2013, the Company entered into the Second Amendment to Credit Agreement (together with the Credit Agreement and the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Second Amendment to Credit Agreement provides additional flexibility under the Credit Agreement’s covenants. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendments to the Credit Agreement, the Company recorded additional deferred financing costs of $475,000 and $348,000 during the three months ended March 31, 2013 and 2012, respectively. Deferred financing costs are included on the condensed consolidated balance sheets as a component of other long-term assets.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. The Company elected to use the LIBOR Option during the three months ended March 31, 2013, which was 2.2% at March 31, 2013. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires the Company to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 to 2.75 to 1.00 during the term of the Facilities. Additionally, the Company is required to maintain a fixed charge coverage ratio not less than a ratio increasing from 1.10 to 1.00 to 1.20 to 1.00 during the term of the Facilities. At March 31, 2013, the Company was obligated to maintain a leverage ratio of not exceeding 3.75 to 1.00 and a fixed charge coverage ratio not less than 1.10 to 1.00. The Company was in compliance with all covenants contained in the Amended Credit Agreement at March 31, 2013 and December 31, 2012.

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at March 31, 2013 and December 31, 2012 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans at March 31, 2013 and December 31, 2012 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). At March 31, 2013 and December 31, 2012, the fair value of the Notes approximated the carrying amount (Level 2).

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

For the three months ended March 31, 2013 and 2012, the estimated annual effective tax rate applied to ordinary income was 33.7% and 35.0%, respectively. The effective tax rate for the three months ended March 31, 2013, which reflects federal and state taxable income, includes a net discrete tax benefit of $368,000 for research and development tax credits. The effective tax rate for the three months ended March 31, 2012 was positively affected by the benefit of $441,000 for state income taxes, which was considered to be a discrete tax item. Including the effect of the discrete tax items, the Company’s effective tax rate (benefit) for the three months ended March 31, 2013 and 2012 was (108.1)% and 30.2%, respectively.

Note 9 – Escrow Agreement

On August 18, 2011, the Company entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow. The escrow agreement remains effective while resolution of claims is completed.

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

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and general industrial products. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or are subject to their own capacity constraints.

We recognized net income for the three months ended March 31, 2013 of $40,000, or $0.01 per diluted share, compared with net income of $6.3 million, or $0.86 per diluted share, for the first quarter of 2012.

Our net sales decreased from a record $74.6 million for the three months ended March 31, 2012 to $49.1 million for the current quarter. This $25.5 million, or 34%, decrease is largely due to decreased volume recognized in the current quarter. Tons shipped decreased by 31% in the current quarter when compared to the prior year first quarter.

Our backlog decreased from $51.7 million at December 31, 2012 to $46.6 million at March 31, 2013. This 10% reduction is primarily a result of our sales for the first quarter of 2013 exceeding our order entry activity.

Our cost of products sold decreased from $60.3 million for the first quarter of 2012 to $44.5 million in the current quarter. This $15.8 million, or 26%, decrease is due to the aforementioned 34% decrease in net sales.

Selling and administrative (“S&A”) expenses decreased slightly from $4.6 million in the first quarter of 2012 to $4.5 million in the current quarter. However, primarily as a result of the reduction in sales during the current quarter when compared to the prior year first quarter, our S&A expense as a percentage of net sales increased from 6% for the quarter ended March 31, 2012 to 9% for the current quarter.

Our effective tax rate (benefit) for the three months ended March 31, 2013 and 2012 was (108.1)% and 30.2%, respectively. The effective tax rate for the first quarter of 2013 includes a discrete tax benefit of $0.4 million for research and development tax credits. The effective tax rate for the first quarter of 2012 includes a discrete tax benefit of $0.4 million for certain state tax benefits recognized in the quarter. Excluding the discrete tax benefit, our estimated annual effective tax rate on ordinary income for 2013 is 33.7%.

As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one unit. During the quarter ended March 31, 2013, our CODM, set performance goals, assessed performance and made decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available and reviewed by the CODM, we commenced reporting to one reportable segment beginning with the three months ended March 31, 2013.

Results of Operations

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

An analysis of our operations for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Net sales:
Stainless steel	$35,477	$60,126
Tool steel	4,984	4,305
High-strength low alloy steel	6,593	6,238
High-temperature alloy steel	1,270	2,441
Conversion services	740	1,467
Other sales	71	37

Total net sales	49,135	74,614
Material cost of sales	25,815	37,269
Operation cost of sales	18,674	23,070
Selling and administrative expenses	4,479	4,583

Operating income	$167	$9,692

Tons Shipped	9,626	14,034

Market Segment Information

	Three months ended March 31,
(in thousands)	2013	2012
Net sales:
Service centers	$32,509	$41,656
Forgers	6,629	13,719
Rerollers	5,502	10,996
Original equipment manufacturers	3,684	6,739
Conversion services	740	1,467
Other sales	71	37

Total net sales	$49,135	$74,614

Melt Type Information

	Three months ended March 31,
(in thousands)	2013	2012
Net sales:
Specialty alloys	$46,122	$69,497
Premium alloys (A)	2,202	3,613
Conversion services	740	1,467
Other sales	71	37

Total net sales	$49,135	$74,614

(A)	Premium alloys include all vacuum induction melted (VIM) produced products.

Net sales for the three months ended March 31, 2013 decreased $25.5 million, or 34%, as compared to the similar period in 2012. The decrease reflects a 31% decrease in consolidated shipments. Our shipments of oil and gas products, aerospace products, power generation products and conversion services decreased by 62%, 32%, 50% and 46%, respectively, in the quarter ended March 31, 2013 over the first quarter of 2012. These decreases were partially offset by increases in first quarter 2013 shipments of heavy equipment and general industrial products of 56% and 62%, respectively, when compared to the same period in 2012. We believe that the decrease in our sales during the first quarter of 2013 is largely a result of inventory adjustments being made by our customers.

Cost of products sold, as a percentage of net sales, was 91% and 81% for the three months ended March 31, 2013 and 2012, respectively. Our operations costs, which include certain infrastructure costs such as overhead and depreciation, increased on a percentage of sales basis from 31% for the quarter ended March 31, 2012 to 38% for the current quarter. We have placed a substantial amount of fixed assets in service over the past four quarters, primarily at our North Jackson facility, which has increased our depreciation expense. The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our operations costs as a percentage of sales in the current period. Our operation costs for the current quarter were further negatively impacted by additional costs incurred during the period for refining our manufacturing processes on new products and achieving industry and customer approvals. Additionally, our material costs as a percentage of sales, increased slightly from 50% for the quarter ended March 31, 2012 to 53% for the current quarter.

S&A expenses decreased by $0.1 million in the three months ended March 31, 2013 as compared to the similar period in 2012. On a percentage of sales basis however, our S&A expenses increased from 6% during the first quarter of 2012 to 9% in the current quarter. The increase on a percentage of sales basis is a result of maintaining comparable S&A expenses between periods with the aforementioned 34% reduction in sales.

Liquidity and Capital Resources

We have financed our operating activities through cash on hand at the beginning of the period, cash provided by operations and cash provided through our credit facilities. Working capital decreased $12.6 million to $117.3 million at March 31, 2013 from $129.9 million at December 31, 2012. Our accounts payable balance increased $10.0 million, as a result of increased production during the current quarter when compared to the quarter ended December 31, 2012. Our accounts receivable balance increased $5.0 million as a result of the 4% increase in sales for the three months ended March 31, 2013 in comparison to the three months ended December 31, 2012.

Cash received from sales of $44.2 million and $63.9 million represent the primary source of cash from operations for the three months ended March 31, 2013 and 2012, respectively. The primary uses of cash for the quarter ended March 31, 2013 were raw material purchases of $10.2 million, employment costs of $9.3 million, capital expenditures of $2.4 million and utilities of $3.0 million. For the same period in 2012, the primary uses of cash were raw material purchases of $31.3 million, employment costs of $16.3 million, capital expenditures of $5.0 million and utilities of $3.6 million. Our other uses of cash, the largest of which is cash for production supplies, plant maintenance, outside conversion services, insurance, taxes and freight, typically increase or decrease in relation to production volume. During the quarter ended March 31, 2012, we received a federal tax refund of $4.5 million.

We continuously monitor market price fluctuations of key raw materials. The following table reflects the average market values per pound for selected months during the last 16-month period.

	March 2013	December 2012	March 2012	December 2011

Nickel	$7.59	$7.90	$8.49	$8.23
Chrome	$1.03	$0.98	$1.18	$1.10
Molybdenum	$10.99	$11.38	$14.20	$13.42
Carbon scrap	$0.18	$0.17	$0.21	$0.21

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market

The market values for these raw materials continue to fluctuate based on supply and demand, market disruptions, and other factors. We maintain sales price surcharge mechanisms on certain of our products, priced at time of shipment, to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the first quarter of 2013 were $7.85, $1.02, $11.39, and $0.17, respectively. Average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the same period in 2012 were $8.92, $1.15, $14.23, and $0.22, respectively.

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

We had capital expenditures for the quarter ended March 31, 2013 totaling $3.6 million, of which $1.2 million were included in accounts payable, compared to $9.7 million of capital expenditures, with $4.7 million in accounts payable, for the same period in 2012. The most significant capital expenditures incurred during the periods presented related to the North Jackson build out, which totaled $2.3 million and $7.4 million during the quarters ended March 31, 2013 and 2012, respectively.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). On March 19, 2012, we entered into the First Amendment to Credit Agreement and on March 29, 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement and the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced fees and interest rates. The Second Amendment to Credit Agreement provides additional flexibility under the Credit Agreement’s covenants. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than North Jackson is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.

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

Amounts outstanding under the Facilities other than swing loans under the Revolver, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2013, which was 2.2% at March 31, 2013. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires that we maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 to 2.75 to 1.00 during the term of the Facilities. Additionally, we are required to maintain a fixed charge coverage ratio not less than a ratio increasing from 1.10 to 1.00 to 1.20 to 1.00, during the term of the Facilities. At March 31, 2013, we were obligated to maintain a leverage ratio of not exceeding 3.75 to 1.00 and a fixed charge coverage ratio not less than 1.10 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at March 31, 2013.

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

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver. At March 31, 2013, we had $40.3 million in availability under the Revolver.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2013 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2013

/s/ Dennis M. Oates	/s/ Douglas M. McSorley
Dennis M. Oates	Douglas M. McSorley
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)