Form 10-Q
period 2013-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2013-08-02
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 6,990,676 shares of the Registrant’s Common Stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Universal Stainless & Alloy Products, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$42,887	$67,866	$92,022	$142,480
Cost of products sold	37,579	56,296	82,068	116,635

Gross margin	5,308	11,570	9,954	25,845
Selling, general and administrative expenses	4,869	4,263	9,348	8,846

Operating income	439	7,307	606	16,999
Interest expense	(837)	(618)	(1,526)	(1,322)
Other income	35	38	63	61

(Loss) income before income taxes	(363)	6,727	(857)	15,738
(Benefit) provision for income taxes	(841)	2,222	(1,375)	4,947

Net income	$478	$4,505	$518	$10,791

Net income per common share – Basic	$0.07	$0.66	$0.07	$1.57

Net income per common share – Diluted	$0.06	$0.62	$0.06	$1.48

Weighted average shares of common stock outstanding
Basic	6,940,831	6,863,904	6,934,182	6,856,310
Diluted	7,485,405	7,465,260	7,494,125	7,445,391

The accompanying notes are an integral part of these consolidated financial statements.

Universal Stainless & Alloy Products, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Derived from audited statements)
ASSETS
Current assets:
Cash	$733	$321
Accounts receivable (less allowance for doubtful accounts of $1,824 and $1,837, respectively)	24,290	24,781
Inventory, net	95,148	95,749
Deferred income taxes	9,562	22,739
Refundable income taxes	2,264	1,594
Other current assets	3,562	2,246

Total current assets	135,559	147,430

Property, plant and equipment, net	205,856	206,150
Goodwill	20,268	20,268
Other long-term assets	2,575	2,418

Total assets	$364,258	$376,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,071	$10,610
Accrued employment costs	3,892	4,671
Current portion of long-term debt	3,000	1,500
Other current liabilities	1,218	735

Total current liabilities	22,181	17,516

Long-term debt	100,440	105,242
Deferred income taxes	41,224	55,227

Total liabilities	163,845	177,985

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.001 per share; 20,000,000 and 10,000,000 shares authorized, respectively; 7,277,982 and 7,246,933 shares issued, respectively	7	7
Additional paid-in capital	48,964	47,312
Retained earnings	153,633	153,115
Treasury stock at cost; 289,806 and 288,681 common shares held, respectively	(2,191)	(2,153)

Total stockholders’ equity	200,413	198,281

Total liabilities and stockholders’ equity	$364,258	$376,266

The accompanying notes are an integral part of these consolidated financial statements.

Universal Stainless & Alloy Products, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net income	$518	$10,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,279	6,847
Deferred income tax	(826)	10,340
Share-based compensation expense, net of tax benefit	805	672
Changes in assets and liabilities:
Accounts receivable, net	491	(6,293)
Inventory, net	(57)	(18,749)
Accounts payable	2,612	(4,825)
Accrued employment costs	(779)	(2,575)
Income taxes	(670)	(1,222)
Other, net	(715)	681

Net cash provided by (used in) operating activities	9,658	(4,333)

Investing Activity:
Purchase of property, plant and equipment, net of amount included in accounts payable	(6,149)	(16,196)

Net cash used in investing activity	(6,149)	(16,196)

Financing Activities:
Borrowings under revolving credit facility	45,854	78,664
Payments on revolving credit facility	(49,156)	(38,583)
Payment on term loan facility	—	(20,000)
Proceeds from stock options exercised	613	770
Payment of financing costs	(487)	(348)
Purchase of treasury stock	(38)	(233)
Tax benefit from share-based compensation expense	117	165

Net cash (used in) provided by financing activities	(3,097)	20,435

Net increase (decrease) in cash	412	(94)
Cash at beginning of period	321	274

Cash at end of period	$733	$180

Supplemental Non-Cash Investing Activity:
Purchase of property, plant and equipment included in accounts payable	$849	$3,865

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Universal Stainless & Alloy Products, Inc., and its wholly-owned subsidiaries (“Universal”, “we”, “our” or the “Company”), manufacture and market semi-finished and finished specialty steel products, including stainless steel, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and heavy equipment manufacturing industries. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or are subject to their own capacity constraints.

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. All intercompany transactions and balances have been eliminated.

As a result of our North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one business unit. Our CODM sets performance goals, assesses performance and makes decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available which is reviewed by our CODM, we commenced reporting as one reportable segment beginning with the three months ended March 31, 2013.

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

2. Goodwill

The following is a summary of the changes in the carrying value of goodwill from December 31, 2012 through June 30, 2013 (dollars in thousands):

Balance, December 31, 2012	$20,268
Change in goodwill	—

Balance, June 30, 2013	$20,268

Notes to the Unaudited Consolidated Financial Statements

3. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012

Numerator:

Net income	$478	$4,505	$518	$10,791
Adjustment for interest expense on convertible notes (A)	(32)	104	(65)	212

Net income, as adjusted	$446	$4,609	$453	$11,003

Denominator:
Weighted average number of shares of common stock outstanding	6,940,831	6,863,904	6,934,182	6,856,310
Weighted average effect of assumed conversion of convertible notes	428,888	428,888	428,177	428,173
Weighted average effect of dilutive stock options and other stock compensation	115,686	172,468	131,766	160,908

Weighted average number of shares of common stock outstanding, as adjusted	7,485,405	7,465,260	7,494,125	7,445,391

Net income per common share:

Net income per common share – Basic	$0.07	$0.66	$0.07	$1.57

Net income per common share – Diluted	$0.06	$0.62	$0.06	$1.48

(A)	The adjustment for interest expense on convertible notes is net of tax. For the three and six months ended June 30, 2013, the adjustment is a reduction to net income as a result of our annualized effective tax rate for 2013.

We had granted options to purchase 321,000 and 5,000 shares of common stock at an average price of $35.96 and $42.50 for the three months ended June 30, 2013 and 2012, respectively, that were not included in the computation of diluted net income per common share. For the six months ended June 30, 2013 and 2012, we had granted options to purchase 250,000 and 20,000 shares of common stock at an average price of $37.08 and $41.75, respectively, which were excluded from the computation of diluted net income per common share. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of our common stock.

4. Inventory

Our inventory consists of raw materials, primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, manganese and copper. Our semi-finished and finished steel products are work-in-process in various stages of production before the end product or is finished product waiting to be shipped to our customers. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. We assess market based upon actual and estimated transactions at or around the balance sheet date. Provisions are made for slow-moving inventory based upon the age of the stock material. Operating supplies are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Raw materials and starting stock	$6,965	$8,292
Semi-finished and finished steel products	79,848	79,870
Operating supplies	8,335	7,587

Total inventory, net	$95,148	$95,749

Notes to the Unaudited Consolidated Financial Statements

5. Long-Term Debt

Our long-term debt consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012

Revolving credit facility	$61,350	$64,350
Term loan	20,000	20,000
Convertible notes	20,000	20,000
Swing loan credit facility	2,090	2,392

	103,440	106,742
Less: current portion of long-term debt	3,000	1,500

Long-term debt	$100,440	$105,242

Credit Facility

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. On March 19, 2012, we entered into the First Amendment to Credit Agreement and on March 29, 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement and the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendments to the Credit Agreement, we incurred additional financing costs of $487,000 and $348,000 during the six months ended June 30, 2013 and 2012, respectively. These financing costs are included on the consolidated balance sheets as a component of other long-term assets and are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method.

At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million. We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed $105.0 million at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the six months ended June 30, 2013, which was 2.2% at June 30, 2013. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires us to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 to 2.75 to 1.00 during the term of the Facilities. Additionally, we are required to maintain a fixed charge coverage ratio not less than a ratio increasing from 1.10 to 1.00 to 1.20 to 1.00 during the term of the Facilities. At June 30, 2013, we were obligated to maintain a leverage ratio not exceeding 3.75 to 1.00 and a fixed charge coverage ratio not less than 1.10 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at June 30, 2013 and December 31, 2012.

Notes to the Unaudited Consolidated Financial Statements

Convertible Notes

In connection with our acquisition of the North Jackson facility on August 18, 2011, the Company issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the transaction. The Notes are subordinated obligations of the Company and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter.

6. Fair Value Measurements

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at June 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans at June 30, 2013 and December 31, 2012 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). At June 30, 2013 and December 31, 2012, the fair value of the Notes (Level 2) approximated the carrying amount.

7. Commitments and Contingencies

From time to time, various lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including routine litigation involving commercial and employment matters. The ultimate cost and outcome of any litigation or claim cannot be predicted with certainty. We believe, based on information presently available, that the likelihood that the ultimate outcome of any such pending matter will have a material adverse effect on our financial condition, or liquidity or a material impact to the results of operations is remote, however the resolution of one or more of these matters may have a material adverse effect on the results of operations for the period in which the resolution occurs.

8. Income Taxes

We estimate the annual effective income tax rate quarterly based on current annual forecasts. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate increased or decreased for the tax effect of discrete items.

For the six months ended June 30, 2013 and 2012, the estimated annual effective tax rate applied to ordinary income was 117.5% and 35.1%, respectively. Our effective tax rate for the three and six months ended June 30, 2013 benefited from a reduced state apportionment factor based upon year-to-date sales and 2013 research and development (“R&D”) tax credits. The effective tax rate for the six months ended June 30, 2013, which reflects federal and state taxable income also includes a net discrete tax benefit of $368,000 for 2012 R&D tax credits. The effective tax rate for the six months ended June 30, 2012 was positively affected by a net discrete tax benefit of $578,000 for state income taxes and R&D tax credits, partially offset by a net operating loss carryback.

Notes to the Unaudited Consolidated Financial Statements

Including the effect of the discrete tax items, our effective tax rate for the six months ended June 30, 2013 and 2012 was 160.4% and 31.4%, respectively. For the three months ended June 30, 2013 and 2012, our effective tax rate was 231.7% and 33.0%, respectively.

9. Escrow Agreement

On August 18, 2011, we entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow. The escrow agreement remains effective while resolution of claims is completed.

10. Subsequent Event

On July 1, 2013, the Company and the United Steelworkers, representing the hourly employees at our Bridgeville facility, reached a new five-year collective bargaining agreement (the “CBA”). The CBA has been ratified by the bargaining unit and will be effective September 1, 2013 when the existing CBA expires.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and general industrial markets. We also perform conversion services on materials supplied by customers that lack certain of our production capabilities or are subject to their own capacity constraints.

During the second quarter and first six months of 2013, we have experienced a lower demand for our products as shipments are being negatively impacted by our customers continuing to destock their inventory levels while lower raw material prices, such as nickel, as well as shorter industry lead times, are also causing our customers to delay orders. As such, our tons shipped in the second quarter of 2013 declined by approximately 36% from the second quarter of last year and by 33% during the first six months of 2013 compared to the same prior year period. In addition, second quarter tons shipped were 11% lower than the first quarter of 2013. We are managing through this slower period by flexing our production schedules, which helps to lower our overall operating costs, enacting tighter expense control over costs and focusing our efforts on reducing our inventory levels without sacrificing our ability to meet future customer orders. We recognized an 8% increase in vacuum induction melted (“VIM”) tons shipped during the second quarter of 2013 compared to the same prior year period. Also, certain plant costs associated with North Jackson that were incurred in the last half of 2012 and the beginning of 2013 are no longer being incurred, which has contributed to our overall gross margin increasing by 14% from the first quarter of 2013. We are continuing to execute on our strategic plan to produce higher margin premium alloys, launched two years ago when we purchased the North Jackson facility. In furtherance of our plan, we obtained the required Nadcap heat treat accreditation for the balance of our facilities in the second quarter of 2013. This was essential for us to achieve our next objective of winning approvals of our processes and products from leading original equipment manufacturers in the aerospace, power generation and oil and gas industries.

As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one unit. Our CODM sets performance goals, assesses performance and makes decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available which is reviewed by the CODM, we commenced reporting as one reportable segment beginning with the three months ended March 31, 2013.

Results of Operations

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three months ended
(in thousands, except per shipped ton	June 30,		Dollar / ton	Percentage
information)	2013	2012	variance	variance
Net sales:
Stainless steel	$32,193	$52,286	$(20,093)	(38.4)%
Tool steel	5,118	6,565	(1,447)	(22.0)
High-strength low alloy steel	3,865	5,841	(1,976)	(33.8)
High-temperature alloy steel	805	1,728	(923)	(53.4)
Conversion services and other sales	906	1,446	(540)	(37.3)

Total net sales	42,887	67,866	(24,979)	(36.8)
Cost of products sold:
Material cost of products sold	22,477	33,759	(11,282)	(33.4)
Operating cost of products sold	11,645	19,639	(7,994)	(40.7)
Depreciation expense	3,457	2,898	559	19.3

Total cost of products sold	37,579	56,296	(18,717)	(33.2)

Gross margin	5,308	11,570	(6,262)	(54.1)
Gross margin as a percentage of net sales	12.4%	17.0%	N/A	N/A
Selling, general and administrative expenses	4,513	4,145	368	8.9
Severance expenses	356	118	238	201.7

Operating income	$439	$7,307	$(6,868)	(94.0)

Tons shipped	8,559	13,277	(4,718)	(35.5)

Sales dollars per shipped ton	$5,011	$5,112	$(101)	(2.0)%

Market Segment Information

	Three months ended
	June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Service centers	$29,103	$41,804	$(12,701)	(30.4)%
Forgers	4,433	9,149	(4,716)	(51.5)
Rerollers	5,578	10,426	(4,848)	(46.5)
Original equipment manufacturers	2,867	5,041	(2,174)	(43.1)
Conversion services and other sales	906	1,446	(540)	(37.3)

Total net sales	$42,887	$67,866	$(24,979)	(36.8)%

Melt Type Information

	Three months ended
	June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Specialty alloys	$40,097	$64,668	$(24,571)	(38.0)%
Premium alloys (A)	1,884	1,752	132	7.5
Conversion services and other sales	906	1,446	(540)	(37.3)

Total net sales	$42,887	$67,866	$(24,979)	(36.8)%

(A)	Premium alloys represents all VIM produced products.

We do not sell the majority of our products directly to end markets. The end market information in this Quarterly Report is our estimate based upon our customers and the grade of material sold that they will in-turn sell to the ultimate end market customer.

End Market Information

	Three months ended
	June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Aerospace	$24,990	$33,721	$(8,731)	(25.9)%
Heavy equipment	5,518	6,565	(1,047)	(15.9)
Oil & gas	4,484	14,133	(9,649)	(68.3)
Power generation	4,531	8,188	(3,657)	(44.7)
General industrial, conversion services and other sales	3,364	5,259	(1,895)	(36.0)

Total net sales	$42,887	$67,866	$(24,979)	(36.8)%

Net sales:

Net sales for the three months ended June 30, 2013 decreased $25.0 million, or 36.8%, as compared to the similar period in 2012. The decrease reflects a 35.5% decrease in consolidated shipments, for the quarter ended June 30, 2013. Our dollars per shipped ton decreased slightly by 2.0% between periods presented. Sales of premium alloys increased from 2.6% of total sales for the second quarter of 2012 to 4.4% for the second quarter of 2013. Our premium alloys products typically yield a higher cost per pound than our other products and primarily originate in our North Jackson VIM furnace. Shipments of oil and gas products, aerospace products, power generation products, heavy equipment products and general industrial products & conversion services decreased 65%, 15% 38%, 13%, and 54%, respectively, for the quarter ended June 30, 2013, compared to the prior year second quarter. We believe that the decrease in our sales for the second quarter of 2013 is primarily a result of inventory adjustments being made by our customers as well as declining raw material prices and shortened lead times that we believe are encouraging our customers to delay orders.

Cost of products sold and gross margin:

Our cost of products sold, as a percentage of sales, was 87.6% and 83.0% for the quarters ended June 30, 2013 and 2012, respectively. This increase is primarily due to increased depreciation expense as a percentage of sales incurred in the current quarter as compared to the prior year second quarter. On a percentage of sales basis, depreciation expense increased from 4.3% for the quarter ended June 30, 2012 to 8.1% in the current quarter. This increase is a result of the significant amount of fixed assets that have been placed in service over the last two years, primarily at our North Jackson facility, coupled with the aforementioned reduction in sales.

Our gross margin decline in the current quarter is primarily the result of the 36.8% decrease in net sales and the increase in our depreciation expense when compared to the second quarter of 2012.

Selling, general and administrative expenses:

Our total selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. Our SG&A expenses increased by $0.6 million for the three months ended June 30, 2013 as compared to the similar period in 2012. The increase in SG&A expense in the current quarter is a result of $0.2 million of additional severance expense and increased variable compensation costs when compared to the prior year second quarter. We incurred $0.4 million of severance expense during the quarter ended June 30, 2013 from the departure of a senior executive. SG&A expense for the second quarter of 2012 benefited from the reversal of approximately $0.2 million of variable compensation costs. There was no similar reversal in the second quarter of 2013. SG&A expenses as a percentage of net sales increased from 6.3% for the quarters ended June 30, 2012 to 11.4% for the second quarter of 2013. This increase on a percentage of sales basis is primarily due to maintaining comparable SG&A expenses between periods despite the aforementioned 36.8% decrease in sales in order to stay on schedule with our strategic plan.

Interest expense:

Interest expense increased from $0.6 million for the three months ended June 30, 2012 to $0.8 million in the same period of 2013. This increase is primarily due to higher interest rates incurred on our debt in 2013 when compared to 2012. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon achieving covenant levels.

Income tax (benefit) provision:

Our effective tax rate for the quarters ended June 30, 2013 and 2012 was 231.7% and 33.0%, respectively. Our effective tax rate for the quarter ended June 30, 2013 reflects a benefit from a reduced state apportionment factor based upon year–to-date sales. We recognized approximately $0.3 million of income tax benefit in the current quarter as a result of this change in state apportionment factor. Our estimated annual effective tax rate on ordinary income for 2013 is 117.5%.

Net income:

Our net income decreased from $4.5 million or $0.62 per diluted share for the quarter ended June 30, 2012 to $0.5 million or $0.06 per diluted share for the second quarter of 2013 for the reasons stated above.

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six months ended
	June 30,		Dollar / ton	Percentage
(in thousands, except per shipped ton information)	2013	2012	variance	variance
Net sales:
Stainless steel	$67,670	$112,412	$(44,742)	(39.8)%
Tool steel	10,102	10,870	(768)	(7.1)
High-strength low alloy steel	10,458	12,079	(1,621)	(13.4)
High-temperature alloy steel	2,075	4,169	(2,094)	(50.2)
Conversion services and other sales	1,717	2,950	(1,233)	(41.8)

Total net sales	92,022	142,480	(50,458)	(35.4)
Cost of products sold:
Material cost of products sold	49,180	71,028	(21,848)	(30.8)
Operating cost of products sold	25,736	39,930	(14,194)	(35.5)
Depreciation expense	7,152	5,677	1,475	26.0

Total cost of products sold	82,068	116,635	(34,567)	(29.6)

Gross margin	9,954	25,845	(15,891)	(61.5)

Gross margin as a percentage of net sales	10.8%	18.1%	N/A	N/A

Selling, general and administrative expenses	8,992	8,728	264	3.0
Severance expenses	356	118	238	201.7

Operating income	$606	$16,999	$(16,393)	(96.4)

Tons shipped	18,185	27,311	(9,126)	(33.4)

Sales dollars per shipped ton	$5,060	$5,217	$(157)	(3.0)%

Market Segment Information

	Six months ended June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Service centers	$61,612	$83,460	$(21,848)	(26.2)%
Forgers	11,062	22,868	(11,806)	(51.6)
Rerollers	11,080	21,422	(10,342)	(48.3)
Original equipment manufacturers	6,551	11,780	(5,229)	(44.4)
Conversion services and other sales	1,717	2,950	(1,233)	(41.8)

Total net sales	$92,022	$142,480	$(50,458)	(35.4)%

Melt Type Information

	Six months ended
	June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Specialty alloys	$86,219	$134,165	$(47,946)	(35.7)%
Premium alloys	4,086	5,365	(1,279)	(23.8)
Conversion services and other sales	1,717	2,950	(1,233)	(41.8)

Total net sales	$92,022	$142,480	$(50,458)	(35.4)%

We do not sell the majority of our products directly to end markets. The end market information in this Quarterly Report is our estimate based upon our customers and the grade of material sold that they will in-turn sell to the ultimate end market customer.

End Market Information

	Six months ended
	June 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Aerospace	$50,725	$70,892	$(20,167)	(28.4)%
Heavy equipment	11,034	10,870	164	1.5
Oil & gas	10,776	29,692	(18,916)	(63.7)
Power generation	10,290	19,384	(9,094)	(46.9)
General industrial, conversion services and other sales	9,197	11,642	(2,445)	(21.0)

Total net sales	$92,022	$142,480	$(50,458)	(35.4)%

Net sales:

Net sales for the six months ended June 30, 2013 decreased $50.5 million or 35.4% as compared to the similar period in 2012. The decrease reflects a 33.4% decrease, for the six months ended June 30, 2013, in consolidated shipments, combined with a change in product mix. Decreased shipments of aerospace products, oil and gas products, power generation products and general industrial products & conversion services of 24%, 64%, 45% and 33%, respectively, were partially offset by an increase in heavy equipment products shipments of 13%, as compared to the six months ended June 30, 2012.

Cost of products sold and gross margin:

Cost of products sold, as a percentage of net sales, was 89.2% and 81.9% for the six months ended June 30, 2013 and 2012, respectively. The increase in cost of products sold is primarily due to increased depreciation expense as a percentage of sales incurred in the six months ended June 30, 2013 when compared to the same prior year period. Depreciation expense as a percentage of sales increased from 4.0% for the six months ended June 30, 2012 to 7.8% for the first half of 2013. This increase is a result of the significant amount of fixed assets that have been placed in service over the last two years, primarily at our North Jackson facility, coupled with the aforementioned decline in sales.

Our gross margin decline in the six months ended June 30, 2013 is primarily the result of the 35.4% decrease in net sales and the increase in our depreciation expense.

Selling, general and administrative expenses:

Our total SG&A expense increased by $0.5 million for the six months ended June 30, 2013 as compared to the similar period in 2012. The increase in severance comprised approximately half of this increase. We incurred $0.4 million of severance expense during the six months ended June 30, 2013 from the departure of a senior executive. There were no other individually significant increases or decreases in our SG&A expense. SG&A expenses as a percentage of net sales increased from 6.2% for the six months ended June 30, 2012 to 10.2% for the current comparable period. This increase on a percentage of sales basis is primarily due to maintaining comparable SG&A expenses between periods despite the aforementioned 35.4% decrease in sales in order to stay on schedule with our strategic plan.

Interest expense:

Interest expense increased from $1.3 million for the six months ended June 30, 2012 to $1.5 million in the same period of 2013. This increase is primarily due to higher interest rates incurred on our debt in 2013 when compared to 2012. Our interest rates are determined by the LIBOR rate plus an applicable margin based upon achieving covenant levels.

Income tax (benefit) provision:

Our effective tax rates for the six months ended June 30, 2013 and 2012 were 160.4% and 31.4%, respectively. Our effective tax rate for the six months ended June 30, 2013 reflects a benefit from a reduced state apportionment factor based upon year–to-date sales. Our effective tax rate for the six months ended June 30, 2013, also includes a net discrete tax benefit of $0.4 million for research and development tax credits. The effective tax rate for the six months ended June 30, 2012 was positively affected by a net discrete tax benefit of $0.6 million for state income taxes and research and development tax credits, partially offset by a net operating loss carryback. Our estimated annual effective tax rate on ordinary income for 2013 is 117.5%.

Net income:

Our net income decreased from $10.8 million or $1.48 per diluted share for the six months ended June 30, 2012 to $0.5 million or $0.06 per diluted share for the first half of 2013 for the reasons stated above.

Liquidity and Capital Resources

We have financed our operating activities primarily through cash provided by operations and borrowings under our credit facilities. Working capital decreased $16.5 million to $113.4 million at June 30, 2013 compared to $129.9 million at December 31, 2012. The decrease in working capital is primarily the result of a reduction in our current deferred income taxes. Our current deferred income taxes decreased by $13.2 million, primarily as a result of moving a portion of our net operating loss carryforwards that had been recorded as current at December 31, 2012 to long-term in 2013. Net accounts receivable decreased $0.5 million, mainly as a result of decreased sales for the quarter ended June 30, 2013 in comparison to the quarter ended December 31, 2012. Our accounts payable balance increased by $3.5 million from our prior year-end, primarily as a result of the timing of vendor purchases and their ensuing payments. Our backlog was $49.2 million at June 30, 2013 as compared to $46.6 million at March 31, 2013 and $51.7 million at December 31, 2012.

Cash received from sales of $47.8 million and $72.2 million for the three months ended June 30, 2013 and 2012, respectively, represent the primary source of cash from operations. The primary uses of cash for the quarter ended June 30, 2013 were raw material purchases of $16.0 million, employment costs of $11.9 million, capital expenditures of $3.8 million and utilities of $3.1 million. For the same period in 2012, primary uses of cash were raw material purchases of $33.6 million, employment costs of $14.2 million, capital expenditures of $11.2 million and utilities of $3.2 million. Our other uses of cash, the largest of which is cash for production supplies, plant maintenance, outside conversion services, insurance, taxes and freight, typically increase or decrease in relation to production volume.

Cash received from sales of $92.0 million and $136.1 million for the six months ended June 30, 2013 and 2012, respectively, represent the primary source of cash from operations. The primary uses of cash for the six months ended June 30, 2013 were raw material purchases of $26.6 million, employment costs of $25.8 million, capital expenditures of $6.1 million and utilities of $6.1 million. For the same period in 2012, primary uses of cash were raw material purchases of $64.9 million, employment costs of $30.6 million, capital expenditures of $16.2 million and utilities of $6.8 million. During the six months ended June 30, 2012, we received a federal tax refund of $4.5 million.

Cash used for raw material purchases and employment costs decreased for both the quarter and six months ended June 30, 2013 in comparison to the comparable period in 2012 primarily due to having a lower backlog of orders at the beginning of 2013 of $51.7 million compared with $102.6 million at the beginning of 2012, which led to the decrease in the quantity of purchased materials and employment costs.

We continuously monitor market price fluctuations of key raw materials. The following table reflects the average market values per pound for selected months during the last 18-month period.

	June	December	June	December
	2013	2012	2012	2011

Nickel	$6.47	$7.90	$7.50	$8.23
Chrome	$1.00	$0.98	$1.16	$1.10
Molybdenum	$10.63	$11.38	$13.32	$13.42
Carbon scrap	$0.16	$0.17	$0.17	$0.21

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in Pittsburgh, PA area as reported in American Metal Market.

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. We maintain sales price surcharge mechanisms on certain of our products, priced at time of shipment, to mitigate the risk of substantial raw material cost fluctuations. There can be no assurance that these sales price surcharge adjustments will completely offset our raw material costs.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the periods presented was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Nickel	$6.78	$7.78	$7.32	$8.35
Chrome	$1.00	$1.18	$1.01	$1.17
Molybdenum	$10.89	$13.80	$11.14	$14.02
Carbon scrap	$0.16	$0.19	$0.17	$0.20

We had capital expenditures for the six months ended June 30, 2013 of $7.0 million, of which $0.8 million were included in accounts payable at the end of the period, compared with $20.1 million in capital expenditures of which $3.9 million were included in accounts payable, for the same period in 2012. The most significant capital expenditures incurred during the six months ended June 30, 2013 and 2012 related to the continued build out of the North Jackson facility, which totaled $3.7 million and $14.6 million, respectively.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. On March 19, 2012, we entered into the First Amendment to Credit Agreement and on March 29, 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement and the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the amendments to the Credit Agreement, we incurred additional financing costs of $0.5 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively.

At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million. We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver does not exceed $105.0 million at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the six months ended June 30, 2013, which was 2.2% at June 30, 2013. Interest on the Facilities is payable monthly.

The Amended Credit Agreement requires us to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 to 2.75 to 1.00 during the term of the Facilities. Additionally, we are required to maintain a fixed charge coverage ratio not less than a ratio increasing from 1.10 to 1.00 to 1.20 to 1.00 during the term of the Facilities. At June 30, 2013, we were obligated to maintain a leverage ratio not exceeding 3.75 to 1.00 and a fixed charge coverage ratio not less than 1.10 to 1.00. We were in compliance with all covenants contained in the Amended Credit Agreement at June 30, 2013 and December 31, 2012.

In connection with our acquisition of the North Jackson facility on August 18, 2011, the Company issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the transaction. The Notes are subordinated obligations of the Company and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter.

We expect to meet all of our short-term liquidity requirements resulting from operations and current capital investment plans with internally generated funds and borrowings under the Revolver.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have reviewed the status of our market risk and believe there are no significant changes from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013 (filed herewith).

10.1	Employment Agreement dated May 6, 2013 between the Company and Michael D. Bornak (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2013

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer (Principal Executive Officer)	Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)