Form 10-Q
period 2013-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2013-11-12
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 6,964,676 shares of the Registrant’s Common Stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Universal Stainless & Alloy Products, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$48,460	$61,360	$140,482	$203,840
Cost of products sold	46,022	52,023	128,090	168,658

Gross margin	2,438	9,337	12,392	35,182
Selling, general and administrative expenses	4,467	4,422	13,459	13,150
Severance expense	—	263	356	381

Operating (loss) income	(2,029)	4,652	(1,423)	21,651
Interest expense	(752)	(602)	(2,278)	(1,924)
Other income	418	28	481	89

(Loss) income before income taxes	(2,363)	4,078	(3,220)	19,816
(Benefit) provision for income taxes	(652)	1,333	(2,027)	6,280

Net (loss) income	$(1,711)	$2,745	$(1,193)	$13,536

Net (loss) income per common share – Basic	$(0.25)	$0.40	$(0.17)	$1.97

Net (loss) income per common share – Diluted	$(0.25)	$0.38	$(0.17)	$1.86

Weighted average shares of common stock outstanding
Basic	6,960,967	6,877,915	6,943,208	6,863,564
Diluted	6,960,967	7,433,922	6,943,208	7,446,836

The accompanying notes are an integral part of these consolidated financial statements.

Universal Stainless & Alloy Products, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Derived from
		audited
		statements)
ASSETS
Current assets:
Cash	$80	$321
Accounts receivable (less allowance for doubtful accounts of $86 and $1,837, respectively)	29,493	24,781
Inventory, net	82,670	95,749
Deferred income taxes	7,397	22,739
Refundable income taxes	1,565	1,594
Other current assets	1,466	2,246

Total current assets	122,671	147,430

Property, plant and equipment, net	205,704	206,150
Goodwill	20,268	20,268
Other long-term assets	2,293	2,418

Total assets	$350,936	$376,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,045	$10,610
Accrued employment costs	3,293	4,671
Current portion of long-term debt	3,000	1,500
Other current liabilities	4,077	735

Total current liabilities	22,415	17,516

Long-term debt	91,600	105,242
Deferred income taxes	37,148	55,227
Other long-term liabilities	397	—

Total liabilities	151,560	177,985

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.001 per share; 20,000,000 and 10,000,000 shares authorized, respectively; 7,291,732 and 7,246,933 shares issued, respectively	7	7
Additional paid-in capital	49,638	47,312
Retained earnings	151,922	153,115
Treasury stock at cost; 289,806 and 288,681 common shares held, respectively	(2,191)	(2,153)

Total stockholders’ equity	199,376	198,281

Total liabilities and stockholders’ equity	$350,936	$376,266

The accompanying notes are an integral part of these consolidated financial statements.

Universal Stainless & Alloy Products, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Operating Activities:
Net (loss) income	$(1,193)	$13,536
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,174	10,356
Deferred income tax	(2,737)	12,236
Share-based compensation expense, net of tax benefit	1,210	979
Changes in assets and liabilities:
Accounts receivable, net	(4,712)	838
Inventory, net	12,212	(17,536)
Accounts payable	760	(14,661)
Accrued employment costs	(1,378)	(1,601)
Income taxes	552	3,378
Other, net	4,252	571

Net cash provided by operating activities	21,140	8,096

Investing Activity:
Purchase of property, plant and equipment, net of amount included in accounts payable	(9,676)	(27,517)

Net cash used in investing activity	(9,676)	(27,517)

Financing Activities:
Borrowings under revolving credit facility	63,328	100,752
Payments on revolving credit facility	(74,720)	(61,961)
Payment on term loan facility	(750)	(20,000)
Proceeds from stock options exercised	809	960
Payment of financing costs	(487)	(348)
Purchase of treasury stock	(38)	(234)
Tax benefit from share-based compensation expense	153	228

Net cash (used in) provided by financing activities	(11,705)	19,397

Net decrease in cash	(241)	(24)
Cash at beginning of period	321	274

Cash at end of period	$80	$250

Supplemental Non-Cash Investing Activity:
Purchase of property, plant and equipment included in accounts payable	$675	$3,222

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncement

On July 18, 2013, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarifies current guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This new standard is effective for the first interim or annual period beginning after December 15, 2013. This standard is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are currently evaluating the new requirements.

2. Goodwill

The following is a summary of the changes in the carrying value of goodwill from December 31, 2012 through September 30, 2013 (dollars in thousands):

Balance, December 31, 2012	$20,268
Change in goodwill	—

Balance, September 30, 2013	$20,268

Notes to the Unaudited Consolidated Financial Statements

3. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012

Numerator:

Net (loss) income	$(1,711)	$2,745	$(1,193)	$13,536
Adjustment for interest expense on convertible notes	—	96	—	304

Net (loss) income, as adjusted	$(1,711)	$2,841	$(1,193)	$13,840

Denominator:
Weighted average number of shares of common stock outstanding	6,960,967	6,877,915	6,943,208	6,863,564
Weighted average effect of assumed conversion of convertible notes	—	427,396	—	427,912
Weighted average effect of dilutive stock options and other stock compensation	—	128,611	—	155,360

Weighted average number of shares of common stock outstanding, as adjusted	6,960,967	7,433,922	6,943,208	7,446,836

Net (loss) income per common share:

Net (loss) income per common share – Basic	$(0.25)	$0.40	$(0.17)	$1.97

Net (loss) income per common share – Diluted	$(0.25)	$0.38	$(0.17)	$1.86

We had granted options to purchase 345,300 and 105,150 shares of common stock at an average price of $35.46 and $40.57 for the three months ended September 30, 2013 and 2012, respectively, which were excluded in the computation of diluted net (loss) income per common share. For the nine months ended September 30, 2013 and 2012, we had granted options to purchase 273,800 and 20,000 shares of common stock at an average price of $36.22 and $41.75, respectively, which were excluded from the computation of diluted net (loss) income per common share. These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 would have included 99,380 and 124,964 shares, respectively, for the assumed exercise of options and restricted stock under our share incentive plans and 427,396 and 427,914 shares for the three and nine months ended September 30, 2013, respectively, for the assumed conversion of convertible notes, except that we were in a net loss position and no anti-dilution is permitted.

4. Inventory

Our inventory consists of raw materials, primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, manganese and copper. Our semi-finished and finished steel products are work-in-process in various stages of production before the end product or is finished product waiting to be shipped to our customers. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Provisions are made for slow-moving inventory based upon the age of the stock material. Operating supplies are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Raw materials and starting stock	$7,419	$8,292
Semi-finished and finished steel products	66,729	79,870
Operating supplies	8,522	7,587

Total inventory, net	$82,670	$95,749

Notes to the Unaudited Consolidated Financial Statements

5. Long-Term Debt

Our long-term debt consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012

Revolving credit facility	$55,350	$64,350
Term loan	19,250	20,000
Convertible notes	20,000	20,000
Swing loan credit facility	—	2,392

	94,600	106,742
Less: current portion of long-term debt	3,000	1,500

Long-term debt	$91,600	$105,242

Credit Facility

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. On March 19, 2012, we entered into the First Amendment to Credit Agreement and on March 29, 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement, the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. On November 7, 2013 we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which provides additional flexibility under the Amended Credit Agreement’s financial covenants as well as institutes a borrowing base under the Revolver. The changes to our financial covenants were effective as of September 30, 2013. Under the Third Amendment, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances, with advance rates of 80% on Qualified Accounts (as defined in the Third Amendment) and 60% on Qualified Inventory (as defined in the Third Amendment). The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the first and second amendments to the Credit Agreement, we incurred additional financing costs of $487,000 and $348,000 during the nine months ended September 30, 2013 and 2012, respectively. These financing costs are included on the consolidated balance sheets as a component of other long-term assets and are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method.

At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million. We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base of Qualified Accounts and Qualified Inventory at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2013, which was 2.4% at September 30, 2013. Interest on the Facilities is payable monthly.

Notes to the Unaudited Consolidated Financial Statements

The Third Amendment added a minimum trailing twelve month EBITDA covenant, as defined within the Third Amendment. We are required to maintain a trailing twelve month EBITDA under the Third Amendment of $18.0 million for the quarter ended September 30, 2013, $12.0 million for the fourth quarter of 2013 through the second quarter of 2014 and $14.0 million for the third quarter of 2014. The Third Amendment delayed the requirement to comply with the leverage covenant until the fourth quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity. Additionally, we were required to maintain a fixed charge coverage ratio not less than a ratio of 1.0 to 1.0 at September 30, 2013. Our fixed charge coverage ratio will not be tested during the fourth quarter of 2013 and the first quarter of 2014. However, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarter of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at September 30, 2013.

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

Financial instruments include cash, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities. The carrying amounts of these financial instruments approximated fair value at September 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of the Term Loan, Revolver and swing loans at September 30, 2013 and December 31, 2012 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). At September 30, 2013 and December 31, 2012, the fair value of the Notes (Level 2) approximated the carrying amount.

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

Notes to the Unaudited Consolidated Financial Statements

8. Income Taxes

We estimate the annual effective income tax rate quarterly based on current annual forecasts. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate increased or decreased for the tax effect of discrete items.

For the three months ended September 30, 2013 and 2012, our effective tax rate applied to ordinary income was 27.6% and 32.7%, respectively. For the nine months ended September 30, 2013 and 2012, the estimated annual effective tax rate applied to ordinary income was 47.0% and 36.3%, respectively. Our effective tax rate for the three and nine months ended September 30, 2013 benefited from a reduced state apportionment factor based upon year-to-date sales and 2012 and 2013 research and development (“R&D”) tax credits. The effective tax rate for the nine months ended September 30, 2013, which reflects federal and state taxable income also includes a net discrete tax benefit of $0.5 million for 2012 R&D tax credits. The effective tax rate for the nine months ended September 30, 2012 was positively affected by a net discrete tax benefit of $0.9 million for state income taxes and R&D tax credits, partially offset by a net operating loss carryback. Including the effect of the discrete tax items, our effective tax rate for the nine months ended September 30, 2013 and 2012 was 63.0% and 31.7%, respectively.

9. Escrow Agreement

On August 18, 2011, we entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow until certain claims under the purchase agreement were resolved. During the quarter ended September 30, 2013, we entered into a settlement agreement with the seller, whereby we will receive $425,000 as a final settlement of certain claims under the escrow agreement. At September 30, 2013, the settlement amount is included as a component of accounts receivable on the consolidated balance sheet. As a result of the settlement, we recognized a gain of $0.4 million during the quarter ended September 30, 2013, which is included as a component of other income on the consolidated statements of operations. We received the settlement payment in October 2013.

10. Subsequent Event

On November 7, 2013, we entered into the Third Amendment to Credit Agreement. The major components of the amendment are disclosed further in Note 5.

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

During the first nine months of 2013, we have experienced a lower demand for our products compared to the similar period in the prior year as our shipments are being negatively impacted by unfavorable market conditions as customers continue to destock their inventory levels. We believe this business condition, as well as lower raw material prices and shorter lead times, are causing our customers to delay orders. Over the first nine months of 2013, we shipped 28.0 million tons compared to 38.9 million tons over the same nine month period last year, a decrease of 28%. Correspondingly, our sales revenue was down $63.4 million, or 31.1%, on the lower volume of tons shipped. Although we saw our revenues increase in the third quarter of 2013 to $48.5 million from $42.9 million in the second quarter of 2013, our gross margin decreased to 5.0% of sales in the third quarter of 2013 compared to 12.4% of sales in the second quarter of 2013. The primary factors negatively impacting our gross margin in the third quarter of 2013 were as follows:

1.	The mix of products sold was such that we sold more of our lower margin products such as re-rolled billets and less of our higher margin products. This unfavorable mix negatively impacted our gross margin by approximately $0.9 million during the current quarter when compared to the quarter ended June 30, 2013;

2.	Our margins were negatively impacted by unfavorable operating rates as a result of our reduced operating activity and reduced raw material surcharges due to continued falling raw material prices, which were not aligned with the higher raw material cost due to longer manufacturing cycles and current inventory turns;

3.	Although we flexed our production levels downwards at all of our operating facilities, we were unable to absorb all of our fixed costs throughout our organization which increased our operating costs;

4.	Although sales of our premium alloy products increased $1.4 million in the third quarter of 2013 compared to the same prior year period, the costs of products sold were relatively high as we continue to evaluate potential improvements in operational efficiencies. In addition, we have made a conscious decision to maintain our newly trained workforce at our North Jackson facility to position ourselves for what we believe will be improving business conditions in 2014, as we continue to gain more customer acceptances of our newer products being produced at this location.

During the third quarter of 2013, we made positive strides to reduce our inventory levels and overall bank debt levels. Our total inventory at the end of September 2013 was approximately $82.7 million, a decrease of $12.4 million, or 13%, from June 30, 2013 when our inventory level was approximately $95.1 million. During the third quarter, we generated cash from operations of $11.5 million, primarily as the result of our reduced inventory levels and in turn reduced our total long-term borrowings from $100.4 million at June 30, 2013 to $91.6 million as of September 30, 2013, a decrease of $8.8 million. In addition, we entered into a new credit agreement amendment with our banks that provides us with additional flexibility under our covenants.

On July 1, 2013, we reached a new five-year collective bargaining agreement (the “CBA”) with the United Steelworkers, representing the hourly employees at our Bridgeville facility. The CBA has been ratified by the bargaining unit and was effective September 1, 2013.

Although we have seen a slight uptick in our bookings in the last part of the third quarter and early in the fourth quarter, we project our sales and operating profit for the fourth quarter being lower than the third quarter as the fourth quarter is normally slower due to holidays and customers managing their year-end inventory to lower levels. In addition, we were notified by a customer that accounted for approximately 10% of our sales for the year ended December 31, 2012 that the customer will begin to internalize the production of certain lower margin products that it had previously been purchasing from us. We do not believe this will have a material impact on our overall business because the products that they plan to internalize are among our lower gross margin products. We anticipate adjusting our production activity and cost structure to partially offset any reduction in our gross margin as a result of this development.

During October, we achieved our final Nadcap (National Aerospace and Defense Contractors Accreditation Program) and ISO 17025 lab testing certification at our Dunkirk facility. These critically important steps are instrumental in our strategic move towards premium alloys and more technologically advanced products for our targeted markets, including aerospace, oil & gas and power generation. We believe we are now in a stronger position to capitalize on improving market conditions with these certifications now achieved and by investing in our people, particularly at our North Jackson facility, where we expect higher margins on premium produced alloys.

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

Results of Operations

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

(in thousands, except per shipped ton	Three months ended September 30,		Dollar/ton	Percentage
information)	2013	2012	variance	variance
Net sales:
Stainless steel	$38,133	$48,432	$(10,299)	(21.3)%
High-strength low alloy steel	4,373	4,880	(507)	(10.4)
Tool steel	3,849	4,768	(919)	(19.3)
High-temperature alloy steel	1,168	1,930	(762)	(39.5)
Conversion services and other sales	937	1,350	(413)	(30.6)

Total net sales	48,460	61,360	(12,900)	(21.0)
Cost of products sold:
Material cost of products sold	25,589	30,988	(5,399)	(17.4)
Operating cost of products sold	17,004	18,036	(1,032)	(5.7)
Depreciation expense	3,429	2,999	430	14.3

Total cost of products sold	46,022	52,023	(6,001)	(11.5)

Gross margin	2,438	9,337	(6,899)	(73.9)
Gross margin as a percentage of net sales	5.0%	15.2%	N/A	N/A
Selling, general and administrative expenses:
Selling, general and administrative expenses	4,467	4,422	45	1.0
Severance expenses	—	263	(263)	(100.0)

Total selling, general and administrative expenses	4,467	4,685	(218)	(4.7)

Operating (loss) income	$(2,029)	$4,652	$(6,681)	(143.6)

Tons shipped	9,843	11,614	(1,771)	(15.2)

Sales dollars per shipped ton	$4,923	$5,283	$(360)	(6.8)%

Market Segment Information

	Three months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Service centers	$30,748	$36,631	$(5,883)	(16.1)%
Rerollers	8,577	10,429	(1,852)	(17.8)
Forgers	4,688	8,056	(3,368)	(41.8)
Original equipment manufacturers	3,510	4,894	(1,384)	(28.3)
Conversion services and other sales	937	1,350	(413)	(30.6)

Total net sales	$48,460	$61,360	$(12,900)	(21.0)%

Melt Type Information

	Three months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Specialty alloys	$43,808	$57,675	$(13,867)	(24.0)%
Premium alloys (A)	3,715	2,335	1,380	59.1
Conversion services and other sales	937	1,350	(413)	(30.6)

Total net sales	$48,460	$61,360	$(12,900)	(21.0)%

(A)	Premium alloys represent all vacuum induction melt (VIM) produced products.

We do not sell the majority of our products directly to end markets. The end market information in this Quarterly Report is our estimate based upon our customers and the grade of material sold that they will in-turn sell to the ultimate end market customer.

End Market Information

	Three months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Aerospace	$28,723	$32,615	$(3,892)	(11.9)%
Power generation	6,378	8,294	(1,916)	(23.1)
Oil & gas	5,045	11,854	(6,809)	(57.4)
Heavy equipment	4,167	4,768	(601)	(12.6)
General industrial, conversion services and other sales	4,147	3,829	318	8.3

Total net sales	$48,460	$61,360	$(12,900)	(21.0)%

Net sales:

Net sales for the three months ended September 30, 2013 decreased $12.9 million, or 21.0%, as compared to the same prior year period in 2012. This sales decrease primarily reflects a 15.2% decrease in consolidated shipments for the quarter ended September 30, 2013 compared to the same prior year period. In addition, our sales dollars per shipped ton decreased by 6.8% from the third quarter of 2012 to the current quarter. This reduction is primarily the result of a lower product mix as well as lower overall selling prices in the current quarter. For the most part, our raw material costs have decreased over last year, which has resulted in lower raw material surcharges in the current quarter compared to the same quarter last year. These unfavorable variances are partially offset by a higher percentage of premium alloy sales recognized in the current quarter. Our premium alloy sales increased from 3.8% of total sales for the quarter ended September 30, 2012 to 7.7% in the current quarter. We believe that the decrease in our sales for the third quarter of 2013 is primarily a result of inventory adjustments being made by our customers as well as declining raw material prices and shortened lead times that we believe are encouraging our customers to delay orders.

Gross margin:

Our gross margin, as a percentage of sales, was 5.0% and 15.2% for the quarters ended September 30, 2013 and 2012, respectively. Our gross margin decline in the current quarter is primarily the result of the 21.0% decrease in net sales and the increase in our operating cost of sales and depreciation expense when compared to the third quarter of 2012. Our operations costs as a percentage of sales increased from 29.4% for the third quarter of 2012 to 35.1% for the current quarter. We have flexed our production levels down as a result of the lower demand for our products; however, we have been unable to absorb all of our fixed costs. Going forward into the fourth quarter and early 2014, we believe our margins will continue to be negatively impacted until normal production levels return. The decrease in our gross margin is also due to increased depreciation expense as a percentage of sales incurred in the current quarter as compared to the prior year third quarter. On a percentage of sales basis, depreciation expense increased from 4.9% for the quarter ended September 30, 2012 to 7.1% in the current quarter. This increase is primarily a result of the significant amount of fixed assets that have been placed in service over the last two years at our North Jackson facility, coupled with the aforementioned reduction in production and sales levels.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. Our total SG&A expenses decreased by $0.2 million for the three months ended September 30, 2013 as compared to the similar period in 2012. The decrease in total SG&A expense in the current quarter is a result of the $0.3 million reduction in severance expense when compared to the prior year third quarter. However, our total SG&A expenses as a percentage of net sales increased to 9.2% for the quarter ended September 30, 2013 from 7.6% for the third quarter of 2012. This increase is primarily due to maintaining comparable SG&A expenses and headcount between periods despite the aforementioned 21.0% decrease in sales in order to achieve our strategic objectives of certifying all our plants and continuing to obtain customer approvals of our newer products.

Interest expense:

Interest expense increased from $0.6 million for the three months ended September 30, 2012 to $0.8 million in the same period of 2013. This increase is primarily due to higher interest rates incurred on our debt in 2013 when compared to 2012. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon achieving certain covenant levels.

Other income:

On August 18, 2011, we entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow until certain claims under the purchase agreement were resolved. During the quarter ended September 30, 2013, we entered into a settlement agreement with the sellers of the North Jackson facility, whereby we will receive $0.4 million as a final settlement of certain claims under the escrow agreement. At September 30, 2013, the settlement amount is included as a component of accounts receivable on the consolidated balance sheet. As a result of the settlement, we recognized a gain of $0.4 million during the quarter ended September 30, 2013, which is included as a component of other income on the consolidated statement of operations. We received the settlement payment in October 2013.

Income tax (benefit) provision:

Our effective tax rate for the quarters ended September 30, 2013 and 2012 was 27.6% and 32.7%, respectively. Our estimated annual effective tax rate on ordinary income for 2013 is 47.0%.

Net (loss) income:

Our net (loss) income decreased from $2.7 million, or $0.38 per diluted share, for the quarter ended September 30, 2012 to $(1.7) million, or $(0.25) per diluted share, for the third quarter of 2013 for the reasons stated above.

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine months ended
	September 30,		Dollar/ton	Percentage
(in thousands, except per shipped ton information)	2013	2012	variance	variance
Net sales:
Stainless steel	$105,803	$160,844	$(55,041)	(34.2)%
High-strength low alloy steel	14,831	16,959	(2,128)	(12.5)
Tool steel	13,951	15,638	(1,687)	(10.8)
High-temperature alloy steel	3,243	6,099	(2,856)	(46.8)
Conversion services and other sales	2,654	4,300	(1,646)	(38.3)

Total net sales	140,482	203,840	(63,358)	(31.1)
Cost of products sold:
Material cost of products sold	74,769	102,016	(27,247)	(26.7)
Operating cost of products sold	42,740	57,966	(15,226)	(26.3)
Depreciation expense	10,581	8,676	1,905	22.0

Total cost of products sold	128,090	168,658	(40,568)	(24.1)

Gross margin	12,392	35,182	(22,790)	(64.8)
Gross margin as a percentage of net sales	8.8%	17.3%	N/A	N/A
Selling, general and administrative expenses:
Selling, general and administrative expenses	13,459	13,150	309	2.3
Severance expenses	356	381	(25)	(6.6)

Total selling, general and administrative expenses	13,815	13,531	284	2.1

Operating (loss) income	$(1,423)	$21,651	$(23,074)	(106.6)

Tons shipped	28,027	38,925	(10,898)	(28.0)

Sales dollars per shipped ton	$5,012	$5,237	$(225)	(4.3)%

Market Segment Information

	Nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Service centers	$92,360	$120,091	$(27,731)	(23.1)%
Rerollers	19,657	31,851	(12,194)	(38.3)
Forgers	15,750	30,924	(15,174)	(49.1)
Original equipment manufacturers	10,061	16,674	(6,613)	(39.7)
Conversion services and other sales	2,654	4,300	(1,646)	(38.3)

Total net sales	$140,482	$203,840	$(63,358)	(31.1)%

Melt Type Information

	Nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Specialty alloys	$130,027	$191,840	$(61,813)	(32.2)%
Premium alloys	7,801	7,700	101	1.3
Conversion services and other sales	2,654	4,300	(1,646)	(38.3)

Total net sales	$140,482	$203,840	$(63,358)	(31.1)%

End Market Information

	Nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2013	2012	variance	variance
Net sales:
Aerospace	$79,448	$103,507	$(24,059)	(23.2)%
Power generation	16,668	27,678	(11,010)	(39.8)
Oil & gas	15,821	41,546	(25,725)	(61.9)
Heavy equipment	15,201	15,638	(437)	(2.8)
General industrial, conversion services and other sales	13,344	15,471	(2,127)	(13.7)

Total net sales	$140,482	$203,840	$(63,358)	(31.1)%

Net sales:

Net sales for the nine months ended September 30, 2013 decreased $63.4 million, or 31.1%, as compared to the similar period in 2012. The decrease in sales primarily reflects a 28.0% decrease in consolidated shipments over the first nine months of 2013 compared to the same prior year period. Product sales to all of our end markets decreased as noted in the above table.

Gross margin:

Gross margin, as a percentage of net sales, was 8.8% and 17.3% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin is primarily due to the 31.1% decrease in net sales, the increase in our material cost of sales and depreciation expense as a percent of sales. Our material cost of sales increased from 50.0% of sales for the nine months ended September 30, 2012 to 53.2% for the nine months ended September 30, 2013. We believe that the increase in material cost of sales is largely the result of reduced raw material surcharges due to continued falling raw material prices, which were not aligned with the higher raw material cost due to longer manufacturing lead times and current inventory turns. Depreciation expense as a percentage of sales increased from 4.3% for the nine months ended September 30, 2012 to 7.5% for the first nine months of 2013. This increase is a result of the significant amount of fixed assets that have been placed in service over the last two years, primarily at our North Jackson facility, coupled with the aforementioned decline in sales.

Selling, general and administrative expenses:

Our total SG&A expense increased by $0.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Total SG&A expenses as a percentage of net sales increased to 9.8% for the nine months ended September 30, 2013 from 6.6% for the same prior year period. There are no significant individual expense increases in our SG&A costs when comparing the first nine months of 2013 to 2012; however, as mentioned previously, we have maintained our headcount for strategic reasons throughout 2013 rather than reducing these costs.

Interest expense:

Interest expense increased from $1.9 million for the nine months ended September 30, 2012 to $2.3 million in the same period of 2013. This increase is primarily due to higher interest rates incurred on our debt in 2013 when compared to 2012. Our interest rates are determined by the LIBOR rate plus an applicable margin based upon achieving certain covenant levels.

Other income:

On August 18, 2011, we entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow until certain claims under the purchase agreement were resolved. During the nine months ended September 30, 2013, we entered into a settlement agreement with the sellers of the North Jackson facility, whereby we will receive $0.4 million as a final settlement of certain claims under the escrow agreement. At September 30, 2013, the settlement amount is included as a component of accounts receivable on the consolidated balance sheet. As a result of the settlement, we recognized a gain of $0.4 million during the nine months ended September 30, 2013, which is included as a component of other income on the consolidated statement of operations. We received the settlement payment in October 2013.

Income tax (benefit) provision:

Our effective tax rates for the nine months ended September 30, 2013 and 2012 were 63.0% and 31.7%, respectively. Our effective tax rate for the nine months ended September 30, 2013 reflects a benefit from a reduced state apportionment factor based upon year–to-date sales and 2013 research and development (“R&D”) tax credits. Our effective tax rate for the nine months ended September 30, 2013, reflects federal and state taxable income and also includes a net discrete tax benefit of $0.5 million for 2012 R&D tax credits. The effective tax rate for the nine months ended September 30, 2012 was positively affected by a net discrete tax benefit of $0.9 million for state income taxes and R&D tax credits, partially offset by a net operating loss carryback. Our estimated annual effective tax rate on ordinary income for the first nine months of 2013 is 47.0%.

Net (loss) income:

Our net (loss) income decreased from $13.5 million, or $1.86 per diluted share, for the nine months ended September 30, 2012 to $(1.2) million, or $(0.17) per diluted share, for the first nine months of 2013 for the reasons stated above.

Liquidity and Capital Resources

We have financed our operating activities primarily through cash provided by operations and borrowings under our credit facilities. Our managed working capital, which we define as accounts receivable and inventory less accounts payable, decreased $9.8 million to $100.1 million at September 30, 2013 compared to $109.9 million at December 31, 2012. The decline in our managed working capital is primarily the result of a lower inventory balance, partially offset by a higher accounts receivable balance at September 30, 2013 when compared to December 31, 2012. As a result of our lower sales activity, we have focused during 2013 on reducing our inventory levels. From December 31, 2012 to September 30, 2013, we reduced our inventory balance by $13.1 million. Net accounts receivable increased $4.7 million, mainly as a result of increased sales for the quarter ended September 30, 2013 in comparison to the quarter ended December 31, 2012. During the quarter ended September 30, 2013, we received our final distribution of approximately $40,000 from a customer bankruptcy. As a result of the final distribution, we have removed the $1.8 million balance from our accounts receivable and allowance for doubtful accounts balances at September 30, 2013. At September 30, 2013, our backlog (without surcharges) was $39.9 million compared to $49.2 million at June 30, 2013 and $51.7 million at December 31, 2012.

Cash received from sales of $45.0 million and $68.5 million for the three months ended September 30, 2013 and 2012, respectively, represents the primary source of cash from operations. The primary uses of cash for the quarter ended September 30, 2013 were raw material purchases of $11.2 million, employment costs of $11.8 million, capital expenditures of $3.4 million and utilities of $2.7 million. For the same period in 2012, primary uses of cash were raw material purchases of $26.7 million, employment costs of $13.3 million, capital expenditures of $11.3 million and utilities of $2.6 million. Our other uses of cash, the largest of which is cash for production supplies, plant maintenance, outside conversion services, insurance, taxes and freight, typically increase or decrease in relation to production volume.

Cash received from sales of $137.6 million and $204.6 million for the nine months ended September 30, 2013 and 2012, respectively, represents the primary source of cash from operations. The primary uses of cash for the nine months ended September 30, 2013 were raw material purchases of $38.5 million, employment costs of $37.6 million, capital expenditures of $10.4 million and utilities of $8.8 million. For the same period in 2012, primary uses of cash were raw material purchases of $91.6 million, employment costs of $43.9 million, capital expenditures of $27.5 million and utilities of $9.4 million. During the nine months ended September 30, 2012, we received a federal tax refund of $4.5 million.

Cash used for raw material purchases and employment costs decreased for both the quarter and nine months ended September 30, 2013 in comparison to the comparable period in 2012 primarily due to having a lower backlog of orders at the beginning of 2013 of $51.7 million compared with $102.6 million at the beginning of 2012, which led to the decrease in the quantity of purchased materials and employment costs.

We continuously monitor market price fluctuations of key raw materials. The following table reflects the average market values per pound for selected months during the last 21-month period.

	September 2013	December 2012	September 2012	December 2011

Nickel	$6.25	$7.90	$7.81	$8.23
Chrome	$1.00	$0.98	$1.04	$1.10
Molybdenum	$9.55	$11.38	$11.80	$13.42
Carbon scrap	$0.17	$0.17	$0.16	$0.21

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

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the periods presented was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Nickel	$6.32	$7.41	$6.98	$8.04
Chrome	$0.99	$1.07	$1.00	$1.14
Molybdenum	$9.50	$11.84	$10.59	$13.29
Carbon scrap	$0.17	$0.16	$0.17	$0.19

We had capital expenditures for the nine months ended September 30, 2013 of $10.4 million, of which $0.7 million were included in accounts payable at the end of the period, compared with $30.7 million in capital expenditures, of which $3.2 million were included in accounts payable, for the same period in 2012. The most significant capital expenditures incurred during the nine months ended September 30, 2013 and 2012 related to the continued build out of the North Jackson facility, which totaled $5.0 million and $21.4 million, respectively.

On August 18, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. On March 19, 2012, we entered into the First Amendment to Credit Agreement and on March 29, 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement, the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. On November 7, 2013 we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which provides additional flexibility under the Amended Credit Agreement’s financial covenants as well as institutes a borrowing base under the Revolver. The changes to our financial covenants were effective as of September 30, 2013. Under the Third Amendment, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances, with advance rates of 80% on Qualified Accounts (as defined in the Third Amendment) and 60% on Qualified Inventory (as defined in the Third Amendment). The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc. In conjunction with the first and second amendments to the Credit Agreement, we incurred additional financing costs of $487,000 and $348,000 during the nine months ended September 30, 2013 and 2012, respectively. These financing costs are included on the consolidated balance sheets as a component of other long-term assets and are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Under the Third Amendment, we anticipate our financing costs to be in the range of $600,000 to $700,000 and these costs will begin to amortize in November 2013 until the maturity of the Facilities.

At any time prior to August 18, 2015, we may make up to two requests to increase the maximum aggregate principal amount of borrowings under the Revolver by at least $10.0 million, with the maximum aggregate principal amount of borrowings under the Revolver not to exceed $130.0 million. We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base of Qualified Accounts and Qualified Inventory at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2013, which was 2.4% at September 30, 2013. Interest on the Facilities is payable monthly.

The Third Amendment added a minimum trailing twelve month EBITDA covenant, as defined within the Third Amendment. We are required to maintain a trailing twelve month EBITDA under the Third Amendment of $18.0 million for the quarter ended September 30, 2013, $12.0 million for the fourth quarter of 2013 through the second quarter of 2014 and $14.0 million for the third quarter of 2014. The Third Amendment delayed the requirement to comply with the leverage covenant until the fourth quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity. Additionally, we were required to maintain a fixed charge coverage ratio not less than a ratio of 1.0 to 1.0 at September 30, 2013. Our fixed charge coverage ratio will not be tested during the fourth quarter of 2013 and the first quarter of 2014; however, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarter of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at September 30, 2013.

In connection with our acquisition of the North Jackson facility on August 18, 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the transaction. The Notes are subordinated obligations and rank junior to the Facilities. The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each September 18 and December 18, beginning on December 18, 2011. Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017. The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock. The conversion price associated with the Notes may be adjusted in certain circumstances. We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least twenty of the trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding quarter.

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

The Company’s management, including the Company’s President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1	Third Amendment to Credit Agreement and First Amendment to Guaranty and Suretyship Agreement, dated as of November 7, 2013, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantor party thereto and PNC Bank National Association, as Administrative Agent (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2013

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)