Form 10-K
period 2013-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2014-03-05
CIK 931584

that

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ¨    No   x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ¨    No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ¨    No  x

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013, based on the closing price of $29.48 per share on that date, was approximately $71,346,000.   For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 28, 2014, there were 7,053,533 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

i

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of Universal Stainless and Alloys, Inc. (“Universal,” the “Company,” “us,” “our,” or “we”), including, but not limited to, the statements contained in Item 1, “Business,” and Item 7, "Management's Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, and the effect of new accounting pronouncements. We do not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements, and any forward looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A, “Risk Factors,” of this Form 10-K. These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM  1.BUSINESS

Universal, which was incorporated in 1994, and its wholly-owned subsidiaries, manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other premium alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, rerollers, forgers, original equipment manufacturers (“OEMs”) and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil & gas and heavy equipment manufacturing industries. We also perform conversion services on materials supplied by our customers.

We operate in four locations: Bridgeville, Pennsylvania; Dunkirk, New York; North Jackson, Ohio and Titusville, Pennsylvania.  Our corporate headquarters is located at our Bridgeville location.  We operate these four manufacturing locations as one reportable business segment.

Our products are manufactured in a wide variety of grades and melt qualities including argon oxygen decarburization (“AOD”) quality, electro-slag remelted (“ESR”) quality, vacuum induction melting (“VIM”) quality and vacuum-arc remelted (“VAR”) quality. At our Bridgeville facility, we produce specialty steel products in the form of long products (ingots, blooms, billets and bars) and flat rolled products (slabs and plates). Certain grades requiring VAR may be transported to the Titusville or North Jackson facilities to complete that process and then be transported back to the Bridgeville facility for further processing.  Material melted in our North Jackson VIM is further processed in North Jackson or one of our other operating facilities.  The semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar, rod and wire products, and the semi-finished flat rolled products are used by customers to produce light-gauge plate, sheet and strip products. The finished bar products that we manufacture are primarily used by original equipment manufacturers (“OEMs”) and by service center customers for distribution to a variety of end users. We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our Precision Rolled Products Department, located at our Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.  For the years ended December 31, 2013, 2012 and 2011, more than 75% of our net sales were derived from stainless steel products.

We primarily manufacture our products within the following product lines and, generally, in response to customer orders:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it the unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat. Stainless steel is used, among other applications, in the automotive, aerospace, oil & gas and power generation industries, as well as in the manufacturing of food handling, health and medical, chemical processing and pollution control equipment. The increased number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.

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

Our net sales by principal product line were as follows:

For the years ended December 31,	2013	2012	2011
(dollars in thousands)
Stainless steel	$137,383	$195,315	$202,000
Tool steel	18,112	20,420	21,963
High-strength low alloy steel	17,894	21,897	17,532
High-temperature alloy steel	4,277	7,787	6,809
Conversion services and other sales	3,102	5,571	4,292

Total net sales	$180,768	$250,990	$252,596

RAW MATERIALS

We depend on the delivery of key raw materials for our day-to-day operations. These key raw materials are ferrous and non-ferrous scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum, manganese and copper. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and processors.  We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and originate in the United States, Australia, Canada, China, Russia, Brazil and South Africa.

Our Bridgeville and North Jackson facilities currently supply semi-finished specialty steel products as starting materials to our other operating facilities. Semi-finished specialty steel starting materials, which are not capable of being produced by us at a competitive cost, are purchased from other suppliers. We generally purchase these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. We believe that adequate supplies of starting material will continue to be available.

The cost of raw materials represents approximately half of the total cost of our products sold in 2013, 2012 and 2011. Raw material costs can be impacted by significant price changes.  Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any long-term agreements with any of our raw material suppliers.

We maintain a sales price surcharge mechanism on certain of our products to help offset the impact of raw material price fluctuations.  For certain products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment.  For certain finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date.

ENERGY AGREEMENTS

The production of specialty steel requires the ready availability of substantial amounts of electricity and natural gas for which we negotiate competitive agreements for the supply of electricity and natural gas. While we believe that our energy agreements allow us to compete effectively within the specialty steel industry, the potential of curtailments exists as a result of decreased supplies during periods of increased demand for electricity and natural gas. These interruptions not only can adversely affect our operating performance, but also can lead to increased costs. We have a sales price surcharge mechanism on our products to help offset the impact of natural gas price fluctuations.

CUSTOMERS

Our five largest customers in the aggregate accounted for approximately 46%, 46% and 44% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.  Our largest customers were Reliance Steel & Aluminum Co., which accounted for approximately 15%, 13% and 9% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively, Carpenter Technology Corporation, which accounted for approximately 11%, 13% and 12% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively, and Fry Steel Company, which accounted for approximately 8%, 11% and 11% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.  No other customer accounted for more than 10% of our net sales for the years ended December 31, 2013, 2012 and 2011.  Sales outside of the United States approximated 6%,  6% and 4% of 2013,  2012 and 2011 net sales, respectively.

BACKLOG

Our backlog of orders (excluding surcharges) on hand, considered to be firm, as of December 31, 2013 was approximately $46.5 million as compared to approximately $51.7 million at the same time in 2012.  We believe that this 10% decrease in our backlog is largely a result of inventory adjustments being made by our customers. During the fourth quarter of 2013, our backlog increased by 16%, from the $39.9 million backlog on hand at September 30, 2013.  This increase in backlog during the fourth quarter is primarily the result of increased order activity.  Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue.

COMPETITION

Competition in our markets is based upon product quality, delivery capability, customer service, customer approval and price. Maintaining high standards of product quality, while responding quickly to customer needs and keeping production costs at competitive levels, is essential to our ability to compete in these markets.

We believe that there are several companies that manufacture one or more similar specialty steel products that are significant competitors.  There are many smaller producing companies and material converters that are also considered to be competitors of ours.

High import penetration of specialty steel products, especially stainless and tool steels, also impacts the competitive nature within the United States.  Unfair pricing practices by foreign producers have resulted in high import penetration into the U.S. markets in which we participate.

EMPLOYEE RELATIONS

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2013, we had 675 employees, of which 475 were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville and Dunkirk facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment.  The North Jackson facility is not unionized.  We have entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Dunkirk	November 2012	October 2017
Bridgeville	September 2013	August 2018
Titusville	October 2010	September 2015

We believe a critical component of our collective bargaining agreements is the inclusion of a profit sharing plan.

Employee Benefit Plans

We maintain a 401(k) retirement plan for our hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended.  In addition, we make periodic contributions to the 401(k) plan for the hourly employees employed at the Dunkirk and Titusville facilities, based on service, and at the North Jackson facility, based upon the employee’s age.  We make periodic contributions for the salaried employees at all locations, except for North Jackson, based upon their service and their individual contribution to the 401(k) retirement plan.  For North Jackson salaried employees, we make periodic contributions based upon the employee’s age and their individual contributions.

We participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee.

We also provide group life and health insurance plans for our hourly and salaried employees.

Employee Stock Purchase Plan

In May 2012, an amendment to the 1996 Employee Stock Purchase Plan (the “Plan”) was approved by our stockholders.  The amendment increased the number of shares authorized for issuance under the Plan by 50,000 to an aggregate 200,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period.  The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2013, we have issued 151,581 shares of common stock since the Plan’s inception.

ENVIRONMENTAL

We are subject to federal, state and local environmental laws and regulations (collectively, “Environmental Laws”), including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances.  We monitor our compliance with applicable Environmental Laws and, accordingly, believe that we are currently in compliance with all laws and regulations in all material respects. We are subject periodically to environmental compliance reviews by various regulatory offices. We may be liable for the remediation of contamination associated with generation, handling and disposal activities.  Environmental costs could be incurred, which may be significant, related to environmental compliance, at any time or from time to time in the future.

EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2014, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position

Dennis M. Oates (61)	2008	Chairman, President and Chief Executive Officer

Michael D. Bornak (51)	2013	Vice President of Finance, Chief Financial Officer and Treasurer

Paul A. McGrath (62)	1996	Vice President of Administration, General Counsel and Secretary

Christopher M. Zimmer (40)	2010	Vice President of Sales and Marketing

Dennis M. Oates has been President and Chief Executive Officer of the Company since January 2008. Mr. Oates was named to the Company’s Board of Directors in 2007. Mr. Oates previously served as Senior Vice President of the Specialty Alloys Operations of Carpenter Technology Corporation from 2003 to 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals, Inc. from 1998 to 2003. In May 2010, the Board of Directors elected Mr. Oates to the additional position of Chairman.

Michael D. Bornak has been Vice President of Finance, Chief Financial Officer and Treasurer since June 2013.  Mr. Bornak previously served as Chief Financial Officer, Treasurer and Senior Vice President, Finance and Administration of SeaChange International, Inc., a global multi-screen video software provider, from January 2012 until May 2013.  Mr. Bornak previously served from September 2009 until January 2012 as the Chief Financial Officer of Tollgrade Communications, Inc., a test and measurement telecommunications and utility company.  From June 2008 to July 2009, Mr. Bornak was Chief Financial Officer of Solar Power Industries, Inc., a solar energy product manufacturer, and Mr. Bornak was the Chief Financial Officer of MHF Logistical Solutions, Inc., a logistics company primarily serving the nuclear and hazardous/non-hazardous waste industries, from 2006 to June 2008.  Mr. Bornak is a Certified Public Accountant and began his financial career at Ernst & Young LLP.

Paul A. McGrath has been Vice President of Administration of the Company since 2007, General Counsel since 1995 and was appointed Secretary in 1996. Mr. McGrath served as Vice President of Operations from 2001 to 2006. Previously, he was employed by Westinghouse Electric Corporation for approximately 24 years in various management positions.

Christopher M. Zimmer has been Vice President of Sales and Marketing since April 2008. Mr. Zimmer previously served as Vice President of Sales and Marketing for Schmoltz+Bickenbach USA from 1995 to 2008. He held positions of increasing responsibility including inside sales, commercial manager—stainless bar, general manager—nickel alloy products, and National Sales Manager.

PATENTS AND TRADEMARKS

We do not consider our business to be materially dependent on patent or trademark protection, and believe we own or maintain effective licenses covering all the intellectual property used in our business. We seek to protect our proprietary information by use of confidentiality and non-competition agreements with certain employees.

AVAILABLE INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as proxy and information statements that we file with the SEC, are available free of charge on our website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the SEC. The contents of our website are not part of this Form 10-K. Copies of these documents will be available to any shareholder upon request.    Requests should be directed in writing to Investor Relations at 600 Mayer Street,  Bridgeville, PA 15017.  You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC.

ITEM  1A.RISK FACTORS

We wish to caution each reader of this Form 10-K to consider the following factors and other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and Form 10-Q reports filed with the SEC. Our business and results of operations could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports that we file with the SEC from time to time, which may supplement, modify, supersede, or update the factors listed in this document.

A substantial amount of our sales are derived from a limited number of customers.

Net sales to our five largest customers accounted for 46%, 46%  and 44%  of our total net sales, during the years ended December 31, 2013, 2012 and 2011, respectively.  The accounts receivable balance from these five customers comprised approximately 33% of total accounts receivable at December 31, 2013.  During 2013, we were notified by a customer that accounted for approximately 9% of our net sales for the year ended December 31, 2013 that the customer will begin to internalize the production of certain lower margin products in 2014, that it had previously been purchasing from us. We do not believe this will have a material impact on our overall business because the products that they plan to internalize are among our lower gross margin products.  We anticipate adjusting our production activity and cost structure to partially offset any reduction in our gross margin as a result of this development.  Any additional adverse change in, or termination of, our relationship with one or more of our major customers or one or more of our market segments could have a material adverse effect upon us.

Our business is very competitive and increased competition could reduce our sales.

We compete with domestic and foreign producers of specialty steel products.  In addition, many of the finished products sold by our customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products.  Any competitive factors that adversely affect the market for finished products manufactured by us or our customers could indirectly adversely affect the demand for our semi-finished products. Additionally, our products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises. Competition in our field is intense and is expected to continue to be so in the foreseeable future. There can be no assurance that we will be able to compete successfully in the future.

A substantial amount of ours sales are derived from the aerospace industry.

Approximately 57% of our sales and 42% of our tons shipped represent products sold to customers in the aerospace market in 2013.  The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

We are dependent on the availability and price of raw materials.

We purchase scrap metal and alloy additives, principally nickel, chrome, molybdenum, manganese and copper, for our melting operation.  A substantial portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials used by us. We maintain sales price surcharges on certain of our products to help offset the impact of raw material price fluctuations.

We do not maintain long-term supply agreements with any of our raw material suppliers. If our supply of raw materials were interrupted, we might not be able to obtain sufficient quantities of raw materials, or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect our results of operations. In addition, significant volatility in the price of our principal raw materials could adversely affect our financial results and there can be no assurance that the raw material surcharge mechanism employed by us will completely offset immediate changes in our raw material costs.

We are subject to risks associated with global economic and market factors.

Our results of operations are affected directly by the level of business activity of our customers, which in turn is affected by global economic and market factors impacting the industries and markets that we serve. We are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers.  We may face significant challenges if conditions in the financial markets deteriorate. There can be no assurance that global economic and market conditions will not adversely impact our results of operations, cash flow or financial position in the future.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our facilities.

The manufacturing of specialty steels is an energy-intensive industry. While we believe that our energy agreements allow us to compete effectively within the specialty steel industry, we are subject to curtailments as a result of decreased supplies and increased demand for electricity and natural gas. These interruptions not only can adversely affect our operating performance, but also can lead to increased costs for energy.

Our business depends largely on our ability to attract and retain key personnel.

We depend on the continued service, availability and ability to attract skilled personnel, including members of our executive management team, other management positions, metallurgists, along with maintenance and production positions. Our inability to attract and retain such people may adversely impact our ability to fill existing roles and support growth. Further, the loss of key personnel could adversely affect our ability to perform until suitable replacements can be found.

Our business may be harmed by strikes or work stoppages.

At December 31, 2013, we had 475 employees out of a total of 675 who were covered under collective bargaining agreements expiring at various dates in 2015 to 2018.  There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire.

Our business may be harmed by failures on critical manufacturing equipment.

Our manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, such as our 50-ton electric-arc furnace and AOD vessel, our ESR, VIM and VAR furnaces, our radial hydraulic forge and our universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that our operations would not be substantially curtailed, which may have a negative effect on our financial results.

Our business may be harmed if we are unable to meet our debt service requirements or the restrictive covenants in our Amended Credit Agreement or if interest rates increase.

We have debt upon which we are required to make scheduled interest and principal payments, and we may incur additional debt in the future.  A significant portion of our debt bears interest at variable rates that may increase in the future.  Our ability to satisfy our debt obligations, and our ability to refinance any of our indebtedness in the future if we determine that doing so would be advisable, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected.  The Amended Credit Agreement also requires us to comply with certain restrictive covenants.  A failure to comply with the restrictive covenants contained in the Amended Credit Agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt.  As of December 31, 2013, we were in compliance with the restrictive covenants in our Amended Credit Agreement.

The carrying value of goodwill may not be recoverable.

Goodwill is recorded at fair value on the date of acquisition.  We review goodwill at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors.  Any future impairment of goodwill could have a material adverse effect on our results of operations.

We believe that our international sales are associated with various risks.

We conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities.  We could be significantly impacted by those risks, which include the potential for volatile economic and labor conditions, political instability, collecting accounts receivable and exchange rate fluctuations (which may affect sales revenue to international customers and the margins on international sales when converted into U.S. dollars).

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We own our Bridgeville, Pennsylvania facility, which consists of approximately 760,000 square feet of floor space and our executive offices on approximately 74 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing and various other processing equipment.  Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

We own our North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres. The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations.

We own our Dunkirk, New York facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills, a high temperature annealing facility and/or a round bar facility.

We own our Titusville, Pennsylvania facility, which consists of seven buildings on approximately 10 acres, including two principal buildings of approximately 265,000 square feet in total area. The Titusville facility contains five VAR furnaces and various rolling and finishing equipment.

Specialty steel production is a capital-intensive industry. We believe that our facilities and equipment are suitable for our present manufacturing needs. We believe, however, that we will continue to require capital from time to time to add new equipment and to repair or replace our existing equipment to remain competitive and to enable us to manufacture quality products and provide delivery and other support service assurances to our customers.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2013, a total of 7,310,138 shares of common stock, par value $0.001 per share, were issued and held by approximately 122 holders of record. There were 292,855 shares of the issued common stock held in treasury at December 31, 2013.

Certain holders of our common stock and the Company are party to a stockholder agreement. That agreement maintains in effect certain registration rights granted to non-management stockholders and provides to them two demand registration rights exercisable at any time upon written request for the registration of shares of common stock having an aggregate net offering price of at least $5.0 million.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market under the symbol “USAP.” The following table sets forth the range of high and low sales prices per share of our common stock, for the periods indicated below:

	2013		2012
	High	Low	High	Low
First quarter	$38.44	$32.41	$45.03	$32.78
Second quarter	$36.59	$27.61	$48.10	$35.33
Third quarter	$33.11	$19.28	$44.51	$30.60
Fourth quarter	$36.78	$30.95	$42.24	$30.73

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by us. The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated;  Materion Corporation; Carpenter Technology Corporation; Haynes International, Inc.; and RTI International Metals, Inc. The graph assumes an investment of $100 on December 31, 2008 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization. The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2008	2009	2010	2011	2012	2013

Universal Stainless & Alloy Products, Inc.	$100.00	$130.16	$215.87	$257.83	$253.76	$248.86
Peer Group	$100.00	$164.69	$218.03	$209.29	$172.93	$208.18
NASDAQ Composite Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14

PREFERRED STOCK

Our Certificate of Incorporation provides that we may, by vote of our Board of Directors, issue up to 1,980,000 shares of preferred stock.  The preferred stock may have rights, preferences, privileges and restrictions thereon, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by the stockholders.  The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others. We have no outstanding preferred stock and have no current plans to issue any of the authorized preferred stock.

DIVIDENDS

We have never paid a cash dividend on our common stock. Our Amended Credit Agreement does not permit the payment of cash dividends on our common stock.

ITEM 6.SELECTED FINANCIAL DATA

For the years ended December 31,	2013	2012	2011	2010	2009
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$180,768	$250,990	$252,596	$189,423	$124,907
Operating (loss) income	$(4,005)	$23,403	$29,687	$20,423	$(4,657)
Net (loss) income	$(4,062)	$14,617	$18,122	$13,242	$(2,958)

Financial position at year-end:
Cash	$307	$321	$274	$34,400	$41,615
Working capital (A)	$99,554	$129,346	$113,742	$110,039	$97,572
Property, plant & equipment, net (A)	$203,590	$206,150	$183,148	$71,581	$70,085
Total assets (A)	$347,924	$375,698	$361,439	$210,540	$180,980
Long-term debt (A)	$86,796	$105,242	$91,650	$7,990	$10,823
Stockholders’ equity	$196,458	$197,713	$180,073	$159,562	$144,226

Common share data:
Net (loss) income per common share - Basic	$(0.58)	$2.13	$2.65	$1.95	$(0.44)
Net (loss) income per common share - Diluted	$(0.58)	$2.02	$2.56	$1.93	$(0.44)

(A)  The December 31, 2013, 2012 and 2011 balances include $15.1 million, $23.7 million and $(10.2) million of working capital, respectively, $125.1 million, $126.6 million and $107.7 million of property, plant & equipment, respectively, $168.6 million, $177.0 million and $132.4 million of total assets, respectively, and $86.8 million, $105.2 million and $91.7 million of long-term debt, respectively, relating to the North Jackson operations.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Universal Stainless & Alloy Products, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”).  This MD&A should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risk and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. Unless otherwise specified, any reference to a “year” is to the year ended December 31.

Business Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other premium alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to rerollers, forgers, service centers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and general industrial markets. We also perform conversion services on materials supplied by customers.

During the year ended December 31, 2013, we experienced lower demand for our products compared to the prior year as our shipments were negatively impacted by unfavorable market conditions, as customers in all of our end markets continued to destock their inventory levels.  These business conditions, as well as lower raw material prices and shorter lead times, gave reason for our customers to delay orders, especially over the last quarter of 2013, when seasonality also played a role.   During 2013, we shipped 73.0 million pounds compared to 95.6 million pounds over the same period last year, a decrease of approximately 24%, and as such, our corresponding sales revenue was down $70.2 million, or 28%.   These market conditions also had an unfavorable impact on our gross margin as well as our operating margin compared to 2012.  We responded to these conditions by flexing down our operating levels, in particular, our melting levels at both our Bridgeville and North Jackson operations, especially during the third quarter of 2013.   In addition to lower operating levels negatively impacting our margins, lower raw material prices caused a misalignment with steel surcharges as we were selling higher cost inventory melted in early 2013 and prior throughout the year as a result of longer manufacturing cycles.  We also made a conscious decision to maintain our newly trained workforce at our North Jackson facility as we continued to focus our efforts on gaining additional customer acceptances for our new products being produced from this location in anticipation of improved 2014 business conditions.

Although 2013 was a challenging year for the metals industry, we made several positive strides throughout 2013.

1.

In April 2013, we were awarded our first contract with Rolls Royce, which officially began on January 1, 2014; however, we did make our initial shipment in December 2013.  This is a five-year contract that required an extensive effort to meet demanding requirements for qualifying our entire manufacturing system, including Vacuum Induction Melting (“VIM”) and forge production at North Jackson.

2.	In August 2013, we announced the early signing of a new five-year labor contract with our hourly workforce at our Bridgeville facility as we maintain a productive relationship with our workforce.
3.	In October 2013, we announced a long-term agreement with Haynes International, Inc. (“Haynes”) whereby we will provide VIM capacity as well as forging services on a conversion basis to Haynes.
4.

Throughout 2013, we achieved customer approvals and developed new products for major customers in our aerospace, power generation and oil and gas markets as we introduced 15 new products in 2013, defined by grade and shape.

5.

During 2013, we generated $28.6 million in cash flow from operating activities primarily by focusing our efforts to reduce inventory levels in response to market conditions.  In addition, we lowered our capital expenditures and in turn, repaid $16.9 million in debt while improving our debt to capitalization to 31.4% from 35.1% at the end of 2012.  We amended our credit facility in November 2013 which also provides us with sufficient working capital to meet our cash requirements moving into 2014.

6.

Lastly, we attained a number of industry certifications in 2013, and nine altogether since 2012, as we moved toward the more technically advanced and higher margin products that we anticipated with our acquisition of our North Jackson facility.

Although we have seen an uptick in our bookings in the fourth quarter of 2013 and at the start of 2014, we anticipate our first quarter results could be similar to our results for the third and fourth quarters of 2013, in terms of top line growth and gross margin compression as some of our older higher cost materials make their way through the sales cycle and customers remain cautious in their buying patterns.   However, indications from the marketplace suggest that 2014 will provide progressive demand improvement and with our development and integration of North Jackson adding to market opportunities, we remain optimistic that the second half of 2014 will provide us with improved financial results.

As a result of the North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one unit. Our CODM sets performance goals, assesses performance and makes decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available which is reviewed by the CODM, we commenced reporting as one reportable segment beginning January 1, 2013.

Results of Operations

2013 Results as Compared to 2012

For the years ended December 31,	2013		2012
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$137,383	76.0%	$195,315	77.8%	$(57,932)	(29.7)%
Tool steel	18,112	10.0	20,420	8.1	(2,308)	(11.3)
High-strength low alloy steel	17,894	9.9	21,897	8.7	(4,003)	(18.3)
High-temperature alloy steel	4,277	2.4	7,787	3.1	(3,510)	(45.1)
Conversion services and other sales	3,102	1.7	5,571	2.3	(2,469)	(44.3)

Total net sales	180,768	100.0	250,990	100.0	(70,222)	(28.0)
Cost of products sold	166,888	92.3	209,841	83.6	(42,953)	(20.5)

Gross margin	13,880	7.7	41,149	16.4	(27,269)	(66.3)
Selling and administrative expenses	17,885	9.9	17,746	7.1	139	0.8

Operating (loss) income	(4,005)	(2.2)	23,403	9.3	(27,408)	(117.1)
Interest expense and other financing costs	(3,042)	(1.7)	(2,592)	(1.0)	(450)	17.4
Other income, net	481	0.3	140	-	341	243.6

(Loss) income before income taxes	(6,566)	(3.6)	20,951	8.3	(27,517)	(131.3)
(Benefit) provision for income taxes	(2,504)	(1.4)	6,334	2.5	(8,838)	(139.5)

Net (loss) income	$(4,062)	(2.2)%	$14,617	5.8%	$(18,679)	(127.8)%

Tons shipped	36,477		47,802		(11,325)	(23.7)

Sales dollars per shipped ton	$4,956		$5,251		$(295)	(5.6)%

Market Segment Information:

For the years ended December 31,	2013		2012
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$115,859	64.1%	$151,034	60.2%	$(35,175)	(23.3)%
Forgers	21,254	11.8	36,678	14.6	(15,424)	(42.1)
Rerollers	27,021	14.9	37,343	14.9	(10,322)	(27.6)
Original equipment manufacturers	13,532	7.5	20,364	8.1	(6,832)	(33.5)
Conversion services and other sales	3,102	1.7	5,571	2.2	(2,469)	(44.3)

Total net sales	$180,768	100.0%	$250,990	100.0%	$(70,222)	(28.0)%

Melt Type Information:

For the years ended December 31,	2013		2012
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$167,040	92.4%	$234,588	93.5%	$(67,548)	(28.8)%
Premium alloys (A)	10,626	5.9	10,831	4.3	(205)	(1.9)
Conversion services and other sales	3,102	1.7	5,571	2.2	(2,469)	(44.3)

Total net sales	$180,768	100.0%	$250,990	100.0%	$(70,222)	(28.0)%

(A) Premium alloys represent all VIM produced products.

We do not sell the majority of our products directly to end markets. The end market information in this Annual Report is our estimate based upon our customers and the grade of material sold that they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2013		2012
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$102,341	56.6%	$129,172	51.4%	$(26,831)	(20.8)%
Power generation	21,671	12.0	33,532	13.4	(11,861)	(35.4)
Oil & gas	18,880	10.5	49,126	19.6	(30,246)	(61.6)
Heavy equipment	19,788	10.9	20,421	8.1	(633)	(3.1)
General industrial, conversion services and other sales	18,088	10.0	18,739	7.5	(651)	(3.5)

Total net sales	$180,768	100.0%	$250,990	100.0%	$(70,222)	(28.0)%

Net sales:

Net sales for the year ended December 31, 2013 decreased $70.2 million or 28.0%, as compared to the similar period in 2012.  The decrease in our sales primarily reflects a 23.7%  decrease in consolidated shipments in 2013 compared to the same prior year period. Our product sales to all of our end markets decreased as noted in the above table.  The reduction in our net sales is also the result of a lower priced product mix as well as lower overall selling prices in the current year.  For the most part, our raw material costs have decreased over last year, which has resulted in lower raw material surcharges in the current year compared to the same prior year period. These unfavorable variances are partially offset by a higher percentage of our premium alloy sales recognized in the current year.  Our premium alloy sales increased from 4.3% of total sales for the year ended December 31, 2012 to 5.9% in the current year.  We believe that the decrease in our sales during 2013 was primarily a result of inventory adjustments being made by our customers as well as declining raw material prices and shorter lead times that we believe were encouraging our customers to delay orders.

Gross margin:

Our gross margin, as a percentage of sales, was 7.7% and 16.4% for the years ended December 31, 2013 and 2012, respectively. Our gross margin decline in the current year is primarily the result of the 28.0% decrease in net sales and the increase in our operating cost of sales and depreciation expense when compared to 2012.  Our operations costs as a percentage of sales increased from 28.1% for 2012 to 31.1% for the current year.  We flexed our production levels down as a result of the lower demand for our products; however in certain cases, we were unable to absorb all of our fixed costs.  The decrease in our gross margin is also due to increased depreciation expense compared to the prior year. As a percentage of sales basis, depreciation expense increased from 4.7% for 2012 to 7.8% in the current year.  This increase is primarily a result of the significant amount of fixed assets that have been placed in service over the last two years at our North Jackson facility, coupled with the aforementioned reduction in production and sales levels.

Selling and administrative and expenses:

Our selling and administrative (“S&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, severance expenses, legal and accounting services, stock compensation and insurance costs. Our S&A expenses for 2013 were largely consistent with those incurred in 2012.  However, our S&A expenses as a percentage of net sales increased to 9.9% for the year ended December 31, 2013 from 7.1% for 2012.  This increase is primarily due to maintaining comparable S&A expenses and headcount between periods despite the aforementioned 28.0%  decrease in sales in order to achieve our strategic objectives of certifying all of our plants and continuing to obtain customer approvals of our new products.  Included within S&A expenses is approximately $0.4 million of severance expense for both 2013 and 2012.

Interest expense and other financing costs:

Interest expense increased from $2.6 million for the year ended December 31, 2012 to $3.0 million in the same period of 2013.  This increase is primarily due to higher interest rates incurred on our debt in 2013 when compared to 2012.  The interest rates on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain covenant levels.  Also, included within interest expense is the amortization of deferred financing costs incurred from the issuance and subsequent amendments to our debt facilities.  During the years ended December 31, 2013 and 2012, we recognized $444,000 and $308,000, respectively, of deferred financing amortization.  Based upon the maturity date of our current debt facility, we expect that our annual deferred financing amortization from 2014 to 2016 to be approximately $639,000 and $107,000 in 2017.

Other income:

In August 2011, we entered into an escrow agreement with the sellers of the North Jackson facility, pursuant to which $2.5 million of the purchase price of the North Jackson facility was placed in escrow until certain claims under the purchase agreement were resolved. During the year ended December 31, 2013, we entered into a settlement agreement with the sellers of the North Jackson facility, whereby we received $425,000 as a final settlement of certain claims under the escrow agreement.  The settlement was recognized as a gain during the year ended December 31, 2013, which was included as a component of other income on the consolidated statement of operations.

Income tax (benefit) provision:

Our effective tax rate for the years ended December 31, 2013 and 2012 was 38.1% and 30.2%, respectively. During 2013, we recorded a tax valuation allowance of approximately $1.0 million against certain New York State deferred tax assets, which negatively impacted our effective tax rate.  These deferred tax assets have no expiration date and will be applied against future tax liabilities for income apportioned to New York State; however, at this time we do not believe we will generate sufficient taxable income to utilize all tax credits generated.   Our 2013 effective tax rate benefited from approximately $1.0 million of research and development tax credits that we generated for 2012 and 2013.  Our 2012 effective tax rate benefited from prior years’ research and development tax credits claimed on amended federal income tax returns and a change in state income tax apportionment.

Net (loss) income:

Our net (loss) income decreased from $14.6 million, or $2.02 per diluted share, for the year ended December 31, 2012 to $(4.1) million, or $(0.58) per diluted share, for the year ended December 31, 2013 for the reasons stated above.

2012 Results as Compared to 2011

For the years ended December 31,	2012		2011
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$195,315	77.8%	$202,000	80.0%	$(6,685)	(3.3)%
Tool steel	20,420	8.1	21,963	8.7	(1,543)	(7.0)
High-strength low alloy steel	21,897	8.7	17,532	6.9	4,365	24.9
High-temperature alloy steel	7,787	3.1	6,809	2.7	978	14.4
Conversion services and other sales	5,571	2.3	4,292	1.7	1,279	29.8

Total net sales	250,990	100.0	252,596	100.0	(1,606)	(0.6)
Cost of products sold	209,841	83.6	205,148	81.2	4,693	2.3

Gross margin	41,149	16.4	47,448	18.8	(6,299)	(13.3)
Selling and administrative expenses	17,746	7.1	17,761	7.0	(15)	(0.1)

Operating income	23,403	9.3	29,687	11.8	(6,284)	(21.2)
Interest expense and other financing costs	(2,592)	(1.0)	(1,421)	(0.6)	(1,171)	82.4
Other income, net	140	-	212	0.1	(72)	(34.0)

Income before income taxes	20,951	8.3	28,478	11.3	(7,527)	(26.4)
Provision for income taxes	6,334	2.5	10,356	4.1	(4,022)	(38.8)

Net income	$14,617	5.8%	$18,122	7.2%	$(3,505)	(19.3)%

Tons shipped	47,802		50,164		(2,362)	(4.7)

Sales dollars per shipped ton	$5,251		$5,035		$216	4.3%

For the years ended December 31,	2012		2011
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$151,034	60.2%	$131,624	52.1%	$19,410	14.7%
Forgers	36,678	14.6	48,432	19.2	(11,754)	(24.3)
Rerollers	37,343	14.9	47,114	18.6	(9,771)	(20.7)
Original equipment manufacturers	20,364	8.1	21,134	8.4	(770)	(3.6)
Conversion services and other sales	5,571	2.2	4,292	1.7	1,279	29.8

Total net sales	$250,990	100.0%	$252,596	100.0%	$(1,606)	(0.6)%

Net sales:

Net sales for 2012 decreased slightly by $1.6 million as compared to 2011. The decrease was largely due to a  5%  decrease in tonnage shipped, offset by base price increases and a change in product mix.    Shipments of power generation products, oil & gas products and service center plate decreased 24.0%, 13.0% and 9.5%, respectively, over 2011.  These decreases were partially offset by 6.1%  and 17.3% increases in aerospace products and conversion services shipments, respectively, in 2012 when compared to 2011.

Gross margin:

Cost of products sold as a percentage of net sales increased slightly from 81.2% in 2011 to 83.6% in 2012.  The increase in this percentage is largely attributable to increased infrastructure costs, such as overhead and depreciation, incurred in 2012.  We placed a substantial amount of fixed assets in service over 2011 and 2012, primarily at our North Jackson facility, which significantly increased our depreciation expense.  The higher depreciation expense, coupled with developing production at our North Jackson facility, had a negative impact on our 2012 gross margin.

Selling and administrative expenses:

S&A expense for 2012 of $17.7 million was consistent with 2011 expense of $17.8 million.  On a percentage of sales basis,  S&A expenses, which includes severance expense increased from 7.0% of sales in 2011 to 7.1% of sales in 2012.   Our 2012 results were negatively impacted by the inclusion of an additional $1.5 million of S&A expenses, when compared to 2011, as a result of having an entire year of activity for the North Jackson facility in 2012.  In addition, we incurred an additional $360,000 of severance expense during 2012 when compared to 2011.  Our 2011 S&A expense includes acquisition related costs associated with the North Jackson acquisition of $2.1 million.

Interest expense and other financing costs:

Interest expense increased from $1.4 million in 2011 to $2.6 million in 2012.  This $1.2 million increase was primarily due to the higher average debt balance maintained during 2012 to finance the North Jackson facility acquisition and subsequent start-up activities.

Income tax provision:

Our effective tax rate decreased from 36.4% for 2011 to 30.2% recorded in 2012.  Our 2012 effective tax rate benefited from prior year’s research and development tax credits claimed on amended federal income tax returns and a change in state income tax apportionment.

Net income:

Our net income decreased from $18.1 million, or $2.56 per diluted share, for the year ended December 31, 2011 to $14.6 million, or $2.02 per diluted share, for the year ended December 31, 2012 for the reasons stated above.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  During 2013, our managed working capital, defined as net account receivable plus net inventory minus accounts payable decreased by $20.1 million to $89.8 million at December 31, 2013 compared to $109.9 million at December 31, 2012 primarily due to unfavorable market conditions in most of our end markets. Our net accounts receivable balances decreased $3.3 million primarily as a result of a 15.0% decrease in net sales for the three-month period ended December 31, 2013 compared to the same time period in 2012.  Over the second half of 2013, we made a concerted effort to reduce our inventory levels, and as such, we decreased our overall inventory balance by $13.1 million to $82.6 million from $95.7 million as of December 31, 2012.  Our accounts payable balance increased by $3.7 million from December 31, 2012 to December 31, 2013 primarily as a result of timing of vendor payments at year-end.

Net cash provided by operating activities:

During 2013, we generated net cash from operating activities of $28.6 million, which was largely the result of improvements in our working capital.  The decrease in our net inventory and net accounts receivable provided $11.9 million and $3.3 million of cash, respectively.  The net increase in our accounts payable and other accruals provided an additional $2.2 million in cash.  In addition, during 2013, our net loss adjusted for non-cash expenses generated approximately $11.0 million of cash.

During 2012, we generated $21.1 million in net cash from operating activities. This cash provided by operating activities was primarily attributable to net income of $14.6 million, non-cash expenses of $28.6 million, a decrease in accounts receivable of $10.3 million offset by increased net inventory levels of $12.4 million, and reduced accounts payable and other accrued expenses of $23.0 million.

Net cash used in investing activities:

During 2013, we used $11.8 million in cash for capital expenditures compared to $35.1 million in 2012, of which $0.3 million and $0.8 million was included in accounts payable at the end of 2013 and 2012, respectively.   The primary reason for reduced capital spending in 2013 was that we completed a major portion of the North Jackson facility build-out in 2012 which totaled approximately $24.4 million and over the first half of 2013, we spent $3.7 million, to substantially complete the North Jackson build-out.  In addition, due to business conditions, we flexed down our second half of 2013 capital program in order to help reduce our debt levels.  We believe that capital expenditures in 2014 will be similar to 2013 spending levels.

Net cash (used in) and provided by financing activities:

During 2013, we used $17.1 million in cash from our financing activities.  Of this amount, $16.9 million of our cash was utilized to reduce our bank debt.  In addition, we received $1.1 million of cash from the exercise of stock options which was almost entirely offset by cash used to amend our credit facility in March and November 2013.

During 2012, cash provided by financing activities was $13.1 million.  Of that amount, approximately $12.1 million was borrowed from our credit facility to finance working capital and capital expenditures and the remaining increase of $1.0 million was received from stock option exercises, offset by cash used to amend our credit facility.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the years ended December 31, 2013, 2012 and 2011 was as follows:

For the years ended December 31,	2013	2012	2011

Nickel	$6.81	$7.95	$10.38
Chrome	$1.01	$1.10	$1.22
Molybdenum	$10.36	$12.74	$15.48
Carbon scrap	$0.17	$0.18	$0.21

Sources:  Nickel is the daily LME cash settlement price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.  We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations..

Capital Resources Including Off-Balance Sheet Arrangements. We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment, or material related-party transaction arrangements.

In August 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. In March 2012, we entered into the First Amendment to Credit Agreement and in March 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement, the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. On November 7, 2013 we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which provides additional flexibility under the Amended Credit Agreement’s financial covenants as well as instituted a borrowing base under the Revolver. The changes to our financial covenants were effective as of September 30, 2013. Under the Third Amendment, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances, with advance rates of 80% on Qualified Accounts (as defined in the Third Amendment) and 60% on Qualified Inventory (as defined in the Third Amendment). The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.  In conjunction with the entrance into the Credit Agreement and subsequent amendments, we recorded deferred financing costs of $1.2 million, $348,000 and $1.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.  These financing costs are included on the consolidated balance sheets as a component of other long-term assets and are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the year ended December 31, 2013, which was 2.67% at December 31, 2013. Interest on the Facilities is payable monthly.

The Third Amendment added a minimum trailing twelve month EBITDA covenant, as defined within the Third Amendment. We are required to maintain a trailing twelve month EBITDA under the Third Amendment of $12.0 million for the fourth quarter of 2013 through the second quarter of 2014 and $14.0 million for the third quarter of 2014. The Third Amendment delayed the requirement to comply with the leverage covenant until the fourth quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  Our fixed charge coverage ratio was not tested during the fourth quarter of 2013 and will not be tested during the first quarter of 2014. However, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarter of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at December 31, 2013 and 2012.

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Amended Credit Facility.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Prior to our entrance into the Credit Agreement, we had a credit agreement with PNC which provided for an unsecured $12.0 million term loan (“Old Term Loan”).  We used a portion of our cash balance prior to the acquisition of the North Jackson facility to repay the Old Term Loan during the year ended December 31, 2011.  During the year ended December 31, 2011, we also repaid all of our governmental debt obligations in the amount of $0.6 million.

Share-Based Activity.  We issued 66,145 116,628 and 36,051 shares of our common stock during the years ended December 31, 2013, 2012 and 2011, respectively, through our two share-based compensation plans.  In 2013,  55,625 stock options issued under the Omnibus Incentive Plan were exercised for an aggregate of $848,000.  In 2012,  72,050 stock options issued under the Stock Incentive Plan were exercised for an aggregate of $1.3 million.  Additionally, in 2012, we issued 35,000 shares of restricted common stock.  During 2013, 3,000 shares of restricted common stock were forfeited.  In 2011,  27,500 stock options issued under the Stock Incentive Plan were exercised for an aggregate of $375,000.  The remaining shares were issued to participants in the Employee Stock Purchase Plan.

At December 31, 2013, our unrecognized share-based compensation expense related to non-vested stock option and time-based restricted common stock awards totaled $3.8 million and $861,000, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 1.9 years, respectively.

In October 1998, we initiated a stock repurchase program to repurchase up to 315,000 shares of our outstanding common stock in open market transactions at market prices. We  have not repurchased any shares under the program since 2001.  We are authorized to repurchase 45,100 remaining shares of common stock under this program as of December 31, 2013.

Contractual Obligations. At December 31, 2013,  we had the following contractual principal, interest and purchase obligations:

	Payments due by period
		Less than	1-3
(dollars in thousands)	Total	1 year	years
Long-term debt (A)	$98,234	$5,613	$92,621
Purchase obligations - other (B)	1,305	1,305	-
Purchase obligations - capital expenditures (B)	1,065	1,065	-

Total contractual obligations	$100,604	$7,983	$92,621

(A)	Amounts include interest expense, which was estimated based upon the December 31, 2013 interest rate for our debt and assumes that debt will not be repaid until its maturity.

(B)Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments.

CONTINGENT ITEMS

Product Claims. We are subject to various claims and legal actions that arise in the normal course of conducting business. There were no material product claims outstanding at December 31, 2013.

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

In addition, management constantly monitors the ability to collect its unpaid sales invoices and the valuation of its receivables. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.

Inventories are stated at the lower of cost or market.  The cost of inventory is principally determined by the weighted average cost method for material and operation costs. An inventory reserve is provided for material on hand for which management believes cost exceeds net realizable value and for slow moving inventory based upon management’s expected method of disposition.

Long-lived assets, including property, plant and equipment and identifiable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was deemed necessary as of December 31, 2013, 2012 and 2011.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations.  Our deferred tax assets include net operating loss carry forwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  These deferred tax assets will expire, if unused, at various times through 2033.  Deferred tax liabilities primarily relate to book / tax depreciation differences.  Management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Identifiable intangible assets are recorded at fair value and are amortized over their useful lives using the straight-line method.

Goodwill, which represents the excess of cost over net tangible and identifiable intangible assets of acquired businesses, is stated at fair value at the date of acquisition.  Goodwill is not amortized, but is tested or evaluated in accordance with Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” annually for impairment or more frequently if any event indicates that the carrying amount of goodwill may be impaired.  We perform our annual goodwill impairment test or evaluation as of the beginning of the fourth quarter.

We evaluate goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that fair value is less than its carrying amount.  Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions.  We may elect to bypass this qualitative assessment and perform a two-step quantitative test.  We test for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining fair value in the annual impairment test of goodwill.  We believe that the combination of the valuation models provides a more appropriate valuation by taking into account different marketplace participant assumptions.  Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature.  The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our customers and suppliers absorb fluctuations in foreign currency exchange rates. Prices for our raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market prices increase.  Selling price increases and surcharges are utilized to offset raw material and natural gas market price increases.

The cost of raw materials represented 53% of our total cost of products sold in 2013 compared with approximately 51% of the total cost of products sold in 2012.   Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations.  Future raw material prices cannot be predicted with any degree of certainty.    We do not maintain any long-term agreements with any of our raw material suppliers.

We maintain a sales price surcharge mechanism on certain of our products to help offset the impact of raw material price fluctuations. For certain products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment.   For certain finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge mechanism is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on our financial results and there can be no assurance that the raw material surcharge mechanism will completely offset immediate changes in our raw material costs.

At December 31, 2013,  we had $69.8 million of floating rate debt outstanding with an interest rate of 2.67%.  Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense.  A hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our pre-tax results by $698,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013.  In addition, our audit included the consolidated financial statement schedule listed in the index at Item 15 (2) (Schedule II).  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement Schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
March 4, 2014

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2013	2012	2011
(dollars in thousands, except per share information)
Net sales	$180,768	$250,990	$252,596
Cost of products sold	166,888	209,841	205,148

Gross margin	13,880	41,149	47,448
Selling and administrative expenses	17,493	17,365	17,740
Severance expense	392	381	21

Operating (loss) income	(4,005)	23,403	29,687
Interest expense and other financing costs	(3,042)	(2,592)	(1,421)
Other income, net	481	140	212

(Loss) income before income taxes	(6,566)	20,951	28,478
(Benefit) provision for income taxes	(2,504)	6,334	10,356

Net (loss) income	$(4,062)	$14,617	$18,122

Net (loss) income per common share - Basic	$(0.58)	$2.13	$2.65

Net (loss) income per common share - Diluted	$(0.58)	$2.02	$2.56

Weighted average shares of common stock outstanding:
Basic	6,950,976	6,874,669	6,826,490
Diluted	6,950,976	7,454,030	7,138,824

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31,	2013	2012	2011
(dollars in thousands)
Net (loss) income	$(4,062)	$14,617	$18,122
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of tax	-	-	182

Comprehensive (loss) income	$(4,062)	$14,617	$18,304

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012
(dollars in thousands)
ASSETS
Current assets:
Cash	$307	$321
Accounts receivable (less allowance for doubtful accounts of $84 and $1,837, respectively)	21,447	24,781
Inventory, net	82,593	95,749
Deferred income taxes	13,042	22,739
Other current assets	3,906	3,272

Total current assets	121,295	146,862

Property, plant and equipment, net	203,590	206,150
Goodwill	20,268	20,268
Other long-term assets	2,771	2,418

Total assets	$347,924	$375,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,288	$10,610
Accrued employment costs	3,430	4,671
Current portion of long-term debt	3,000	1,500
Other current liabilities	1,023	735

Total current liabilities	21,741	17,516
Long-term debt	86,796	105,242
Deferred income taxes	42,532	55,227
Other long-term liabilities	397	-

Total liabilities	151,466	177,985

Commitments and contingencies (Note 12)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 and 10,000,000 shares authorized, respectively; 7,310,138 and 7,246,993 shares issued, respectively	7	7
Additional paid-in capital	49,688	46,744
Retained earnings	149,053	153,115
Treasury stock, at cost; 292,855 and 288,681 common shares held, respectively	(2,290)	(2,153)

Total stockholders’ equity	196,458	197,713

Total liabilities and stockholders’ equity	$347,924	$375,698

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2013	2012	2011
(dollars in thousands)
Operating Activities:
Net (loss) income	$(4,062)	$14,617	$18,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,280	14,368	8,851
Gain on sale of property, plant and equipment	-	(12)	(20)
Deferred income tax	(2,998)	12,635	10,072
Share-based compensation expense	1,827	1,649	1,580
Changes in assets and liabilities:
Accounts receivable, net	3,334	10,267	(5,281)
Inventory, net	11,934	(12,402)	(16,958)
Accounts payable	3,391	(20,130)	(5)
Accrued employment costs	(1,241)	(2,876)	2,057
Income taxes	494	3,208	(4,672)
Other, net	(340)	(180)	(2,887)

Net cash provided by operating activities	28,619	21,144	10,859

Investing Activities:
Capital expenditures, net of amount included in accounts payable	(11,502)	(34,229)	(16,790)
Business acquisition, net of convertible notes assumed	-	-	(91,298)
Proceeds from sale of property, plant and equipment	-	14	20

Net cash used in investing activities	(11,502)	(34,215)	(108,068)

Financing Activities:
Borrowings under revolving credit facility	76,784	119,092	65,925
Payments on revolving credit facility	(92,230)	(87,000)	(31,275)
Payments on term loan facility	(1,500)	(20,000)	-
Borrowings under term loan facility	-	-	40,000
Debt repayments	-	-	(10,823)
Proceeds from the issuance of common stock	1,117	1,608	627
Payment of deferred financing costs	(1,165)	(348)	(1,371)
Purchase of treasury stock	(137)	(234)	-

Net cash (used in) provided by financing activities	(17,131)	13,118	63,083

Net (decrease) increase in cash	(14)	47	(34,126)
Cash at beginning of period	321	274	34,400

Cash at end of period	$307	$321	$274

Supplemental Non-Cash Investing and Financing Activities:
Capital expenditures included in accounts payable	$287	$828	$7,690
Convertible notes issued as acquisition consideration	$-	$-	$20,000

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amount capitalized	$2,534	$2,340	$1,334
Income taxes (refunded) paid, net	$-	$(9,805)	$4,782

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	loss	shares	stock
(dollars in thousands)
Balance at January 1, 2011	6,811,464	$7	$41,280	$120,376	$(182)	282,850	$(1,919)
Common stock issuance under
Employee Stock Purchase Plan	8,551	-	252	-	-	-	-
Exercise of stock options	27,500	-	375	-	-	-	-
Share-based compensation	-	-	1,580	-	-	-	-
Net income	-	-	-	18,122	-	-	-
Net gain on derivative instruments,
net of tax	-	-	-	-	182	-	-

Balance at December 31, 2011	6,847,515	7	43,487	138,498	-	282,850	(1,919)
Common stock issuance under
Employee Stock Purchase Plan	9,578	-	307	-	-	-	-
Exercise of stock options	72,050	-	1,301	-	-	-	-
Issuance of restricted common stock	35,000	-	34	-	-	-	-
Share-based compensation	-	-	1,615	-	-	-	-
Purchase of treasury stock	(5,831)		-	-	-	5,831	(234)
Net income	-	-	-	14,617	-	-	-

Balance at December 31, 2012	6,958,312	7	46,744	153,115	-	288,681	(2,153)
Common stock issuance under
Employee Stock Purchase Plan	10,520	-	269	-	-	-	-
Exercise of stock options	55,625	-	848	-	-	-	-
Forfeiture of restricted common stock	(3,000)	-	-	-	-	-	-
Share-based compensation	-	-	1,827	-	-	-	-
Purchase of treasury stock	(4,174)	-	-	-	-	4,174	(137)
Net loss	-	-	-	(4,062)	-	-	-

Balance at December 31, 2013	7,017,283	$7	$49,688	$149,053	$-	292,855	$(2,290)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Universal Stainless & Alloy Products, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. We have no interests in any unconsolidated entity.

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or cash collateral.  During 2013 and 2011, we had two customers, which each accounted for more than 10%, and collectively accounted for 26% and 24%, respectively, of our total net sales.  During 2012, we had three customers, which each accounted for more than 10%, and collectively accounted for 36% of our total net sales.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States.  During the years ended December 31, 2013, 2012 and 2011, we derived 6%,  6% and 4%, respectively, of our net sales from markets outside of the United States.  The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.  Receivables are charged-off to the allowance when they are deemed to be uncollectible.  During the year ended December 31, 2013, we received our final distribution of approximately $40,000 from a customer bankruptcy in a prior year.  As a result of the final distribution, we have removed the $1.8 million balance from our accounts receivable and allowance for doubtful accounts balances at December 31, 2013.  Bad debt expense, net of recoveries for the years ended December 31, 2013, 2012 and 2011 was $30,000, $4,000 and $(99,000), respectively.

Inventories. Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. Provisions are made for slow-moving inventory based upon management’s expected method of disposition. The net change in inventory reserves for the years ended December 31, 2013, 2012 and 2011 was a $617,000, $300,000 and a $148,000 increase, respectively.

Included in inventory are operating materials consisting of forge dies and production molds and rolls, that are consumed over their useful lives.  During the years ended December 31, 2013, 2012 and 2011, we amortized these operating materials in the amount of $1.2 million,  $1.7 million and $1.6 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost or its fair value at acquisition date. Costs incurred in connection with the construction or major rebuild of facilities, including interest directly related to the project, are capitalized as construction in progress.  During the years ended December 31, 2013, 2012 and 2011, we capitalized $263,000, $476,000 and $394,000, respectively, of interest expense related to construction projects in progress.  No depreciation is recognized on assets until they are placed in service. Assets which have been retired or disposed of are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income on the consolidated statements of operations.  Major equipment maintenance costs are capitalized as incurred and amortized to expense within a twelve-month period.  Other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2013, 2012 and 2011 was $13.8 million, $17.7 million and $15.9 million, respectively.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years.  Our total depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $14.3 million, $12.1 million and $7.0 million, respectively, of which $14.1 million,  $11.8 million and $6.9 million, respectively was included as a component of cost of products sold while the remainder was included in selling and administrative expense.

Intangible Assets.  Identifiable intangible assets are recorded at fair value upon acquisition and are amortized over their useful lives using the straight-line method.  In 2011, we allocated $1.3 million of the North Jackson facility purchase price to an intangible asset related to the non-compete agreement entered into with the seller of the North Jackson facility.  The intangible asset is included on the consolidated balance sheets as a component of other long-term assets and is being be amortized over the five-year life of the agreement.  We recognized $266,000, $266,000 and $100,000 of amortization expense during the years ended December 31, 2013,

2012 and 2011, respectively, from this intangible asset, which is included as a component of selling and administrative expenses on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.  Amortization expense for this intangible asset is estimated to be $266,000 for 2014 and 2015 and $166,000 for 2016.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2013, 2012 and 2011.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2013, 2012 and 2011 was $444,000, $308,000 and $153,000, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.

Goodwill.  Goodwill, which represents the excess of cost over net tangible and identifiable intangible assets of acquired businesses, is stated at fair value. Goodwill is not amortized, but will be evaluated or tested annually for impairment or more frequently if any event indicates that the carrying amount of goodwill may be impaired.

We perform our annual evaluation or test of goodwill as of the beginning of the fourth quarter.  We evaluate or test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that fair value is less than its carrying amount.  Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions.  We may elect to bypass this qualitative assessment and perform a two-step quantitative test.  We test for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining fair value in the annual impairment test of goodwill.  We believe that the combination of the valuation models provides a more appropriate valuation by taking into account different marketplace participant assumptions.  Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature.  The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

Stockholders’ Equity:  We have never paid a cash dividend on our common stock.  Our Amended Credit Agreement does not permit the payment of cash dividends.

In October 1998, we initiated a stock repurchase program to repurchase up to 315,000 shares of our outstanding common stock in open market transactions at market prices. We were authorized to repurchase 45,100 remaining shares of common stock under this program as of December 31, 2013.

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

The following table presents net sales by product line:

For the years ended December 31,	2013	2012	2011
(dollars in thousands)
Stainless steel	$137,383	$195,315	$202,000
Tool steel	18,112	20,420	21,963
High-strength low alloy steel	17,894	21,897	17,532
High-temperature alloy steel	4,277	7,787	6,809
Conversion services and other sales	3,102	5,571	4,292

Total net sales	$180,768	$250,990	$252,596

Income Taxes. Deferred income taxes are provided for unused tax credits earned and the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We use the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that the asset will not be realized. Income tax penalties and interest are included in the provision for income tax expense.

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2013, 2012 and 2011.

We use the with-and-without method to account for excess tax benefits recognized as a result of the exercise of employee stock options.  Under the with-and-without method, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us, which are also subject to applicable limitations.

Share-based Compensation Plans. We recognize compensation expense based on the grant-date fair value of the awards. The fair value of the stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model, and is recognized ratably over the service/vesting period of the award. The fair value of time-based restricted stock grants is calculated using the market value of the stock on the date of issuance, and is recognized ratably over the service/vesting period of the award.

Net (Loss) Income per Common Share.  Net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income, adjusted to include interest expense (tax effected) for the convertible notes by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.  All shares that were issuable under our outstanding convertible notes were considered outstanding for our net income per common share computation, using the “if converted” method of accounting from the date of issuance.

Treasury Stock.  We account for treasury stock under the cost method and include such shares as a reduction of total stockholders’ equity.

Financial Instruments.    Financial instruments held by us include cash, accounts receivable, accounts payable and long-term debt.  The carrying value of cash, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments.  Refer to Note 7 for fair value disclosures of our financial instruments.

Segment Reporting.  As a result of our North Jackson acquisition, our operating facilities have become more integrated, resulting in our chief operating decision maker (“CODM”) viewing the Company as one business unit.  Our CODM sets performance goals, assesses performance and makes decisions about resource allocations on a consolidated basis. As a result of these factors, as well as the nature of the financial information available which is reviewed by our CODM, we commenced reporting as one reportable segment beginning January 1, 2013.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

Recently Issued Accounting Pronouncement

On July 18, 2013, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheets. This ASU clarifies current guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheets as a liability. This new standard is effective for the first interim or annual period beginning after December 15, 2013. This standard is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are currently evaluating the new requirements.

Note 2: Acquisition

In August 2011, we acquired substantially all the assets of Patriot Special Metals, Inc. and RSM Real Estate Holding, Inc., consisting of a specialty steel manufacturing facility located in North Jackson, Ohio (the “North Jackson Facility”).  The North Jackson Facility began forging and finishing operations in September 2011.  In December 2011, the North Jackson Facility performed its first melts on the facilities new vacuum induction melting (VIM) furnace and two vacuum arc remelting (VAR) furnaces.  We believe that the acquisition of the North Jackson Facility will broaden our production capabilities and expand our product range and market penetration.  The aggregate purchase price for the North Jackson Facility was $111.3 million, which was comprised of a $40.0 million term note, $40.0 million in borrowings under a revolving credit facility, $20.0 million in aggregate principal amount of convertible promissory notes issued to the sellers of the North Jackson Facility and the remainder from cash on-hand prior to the acquisition.  The term loan and revolving credit facility were subsequently amended during 2012 and 2013, which is discussed further in Note 5.  We assumed approximately $4.4 million of liabilities, primarily related to approved capital expenditure projects at the North Jackson Facility.  At closing,  we entered into an escrow agreement with the sellers, pursuant to which $2.5 million of the purchase price was placed in escrow.  During the year ended December 31, 2013, we entered into a settlement agreement with the seller, whereby we received $425,000 as a final settlement of certain claims under the escrow agreement.  The settlement was recognized as a gain during the year ended December 31, 2013, which was included as a component of other income on the consolidated statement of operations.

For the year ended December 31,  2011, we incurred $2.1 million of acquisition related costs which are included as a component of selling and administrative expenses on the consolidated statement of operations.  We did not incur any acquisition related costs in 2012 or 2013.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the North Jackson Facility acquisition (dollars in thousands):

As of
August 18,
2011

Property, plant and equipment	$94,102
Non-compete agreement	1,330
Goodwill	20,268
Accounts payable	(4,264)
Accrued expenses and other current liabilities	(138)

Net assets acquired	$111,298

Assets acquired and liabilities assumed in connection with the acquisition were recorded at their estimated fair values as of the acquisition date.  Fair values were determined by management based, in part, on independent valuations performed by third party valuation specialists.

Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce and the expected synergies and other benefits that we believe will result from combining the operations of the North Jackson Facility with our other operations.  There was no goodwill recognized for income tax purposes as a result of the North Jackson Facility acquisition.

The following is a summary of the changes in the carrying value of goodwill, from January 1, 2012 through December 31, 2013 (dollars in thousands):

	2013	2012
Goodwill at beginning of period	$20,268	$20,479
Change in goodwill	-	(211)

Goodwill at end of period	$20,268	$20,268

As previously mentioned, we incurred debt in the form of a term loan, borrowings under a revolving credit facility and convertible notes issued to acquire the North Jackson Facility.  In accordance with GAAP, we recorded this debt at fair value as of the acquisition date.  The fair value of the term loan and borrowings under the revolving credit facility were determined to be the par value of the debt.  The terms of the convertible notes were designed to and resulted in the fair value of the option to convert and the debt component aggregating to the par amount of the convertible notes.  We evaluated the conversion feature of the convertible notes at issuance and determined that no beneficial conversion features existed, which would have required bifurcation.

The following unaudited pro forma information presents the combined results as if the acquisition had occurred on January 1, 2011.  The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results.  Pro forma adjustments have been made to reflect the incremental impact on earnings of amortization expense related to the acquired intangible asset and income tax expense.  We calculated the pro forma results using a 36.4% effective tax rate for the year ended December 31, 2011.  As a result of no assets being placed in service prior to the acquisition date, we have not included any incremental interest expense resulting from the debt incurred to finance the acquisition.  All incurred interest would have been capitalized prior to placing the assets in service.  We have not included the dilutive effect of the convertible notes in the unaudited pro forma information.  Due to the level of completion of the North Jackson Facility on January 1, 2011, it is highly unlikely that the acquisition would have been partially financed through the issuance of convertible notes.  Prior to the acquisition, the North Jackson Facility’s only sales were derived from scrap sales.  Pro forma adjustments were made to eliminate one-time acquisition related costs.  The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.  The pro forma results are not indicative of how the results will appear in the future:

For the year ended December 31,	2011
(dollars in thousands, except per share amounts)(unaudited)
Net sales	$252,896
Net income	$17,720

Net income per common share - Basic	$2.60
Net income per common share - Diluted	$2.54

Weighted-average shares of common stock outstanding:
Basic	6,826,490
Diluted	6,979,887

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2013	2012
(dollars in thousands)
Raw materials and supplies	$6,848	$8,292
Semi-finished and finished steel products	69,333	81,304
Operating materials	8,463	7,587

Gross inventory	84,644	97,183
less inventory reserves	(2,051)	(1,434)

Total inventory, net	$82,593	$95,749

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2013	2012
(dollars in thousands)
Land and land improvements	$6,934	$6,927
Buildings	45,879	43,431
Machinery and equipment	218,274	211,784
Construction in progress	8,867	6,024

	279,954	268,166
Accumulated depreciation	(76,364)	(62,016)

Property, plant and equipment, net	$203,590	$206,150

Note 5: Long-Term Debt and Other Financing

Long-term debt consists of the following:

December 31,	2013	2012
(dollars in thousands)

Term loan	$18,500	$20,000
Revolving credit facility	49,350	64,350
Convertible notes	20,000	20,000
Swing loan credit facility	1,946	2,392

	89,796	106,742
Less current portion of long-term debt	3,000	1,500

Long-term debt	$86,796	$105,242

Amended Credit Facility

In August 2011, we entered into a Credit Agreement (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”). PNC Bank, National Association serves as Administrative Agent with respect to the Facilities. In March 2012, we entered into the First Amendment to Credit Agreement and in March 2013, we entered into the Second Amendment to Credit Agreement (together with the Credit Agreement, the First Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. The First Amendment to Credit Agreement extended the expiration date from August 2016 to March 2017, provided additional availability under the Facilities and reduced our fees and interest rates. The Second Amendment to Credit Agreement provided additional flexibility under the Credit Agreement’s financial covenants. On November 7, 2013 we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which provides additional flexibility under the Amended Credit Agreement’s financial covenants as well as institutes a borrowing base under the Revolver. The changes to our financial covenants were effective as of September 30, 2013. Under the Third Amendment, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances, with advance rates of 80% on Qualified Accounts (as defined in the Third Amendment) and 60% on Qualified Inventory (as defined in the Third Amendment). The Facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, except that no real property other than the North Jackson facility is collateral under the Facilities. Universal Stainless & Alloy Products, Inc., Dunkirk Specialty Steel, LLC and North Jackson Specialty Steel, LLC are co-borrowers under the Facilities. The co-borrowers’ obligations under the Facilities have been guaranteed by USAP Holdings, Inc.  In conjunction with the entrance into the Credit Agreement and subsequent amendments,  we recorded deferred financing cost of $1.2 million, $348,000 and $1.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.    These financing costs are included on the consolidated balance sheets as a component of other long-term assets and are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Amended Credit Agreement. We elected to use the LIBOR Option during the year ended December 31, 2013, which was 2.67% at December 31, 2013. Interest on the Facilities is payable monthly.

The Third Amendment added a minimum trailing twelve month EBITDA covenant, as defined within the Third Amendment. We are required to maintain a trailing twelve month EBITDA under the Third Amendment of $12.0 million for the fourth quarter of 2013 through the second quarter of 2014 and $14.0 million for the third quarter of 2014. The Third Amendment delayed the requirement to comply with the leverage covenant until the fourth quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  Our fixed charge coverage ratio was not tested during the fourth quarter of 2013 and will not be tested during the first quarter of 2014. However, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarter of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at December 31, 2013 and 2012.

Convertible Notes

In connection with the acquisition of the North Jackson Facility,  in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson Facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Amended Credit Facility.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

The aggregate annual principal payments due under our long-term debt are as follows:

(dollars in thousands)

2014	$3,000
2015	3,000
2016	3,000
2017	80,796

$89,796

Extinguished Debt

We had a credit agreement with PNC, which provided for an unsecured $12.0 million term loan (“Old Term Loan”).  The Old Term Loan was repaid in August 2011.

Note 6: Derivatives and Hedging Activities

To manage our interest rate risk on the Old Term Loan, we had an interest rate swap in 2011.  The interest rate swap agreement was executed to minimize the impact of interest rate changes on our floating-rate debt and was designated and accounted for as a cash flow hedge.  We recorded a charge of $267,000 during the year ended December 31, 2011 as a component of interest expense and other financing costs on the consolidated statement of operations to terminate the interest rate swap.  We have had no interest rate swap agreements in 2013 or 2012.

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

Financial instruments include cash, accounts receivable, accounts payable and long-term debt.  The carrying amounts of these financial instruments approximated fair value at December 31, 2013 and 2012 due to their short-term maturities.  The fair value of the Term Loan, Revolver and swing loans at December 31, 2013 and 2012 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At December 31, 2013, the fair value of our Notes was approximately $23.3 million (Level 2).

Note 8: Income Taxes

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, enacted in December 2010 provided for 100% bonus depreciation for qualified investments made during 2011, and 50% bonus depreciation for qualified investments made during 2012 and 2013.  As a result of the North Jackson facility acquisition and the significant amount of machinery and equipment that was placed in service in 2011, 2012 and 2013, we claimed the 100% and 50% bonus depreciation deductions on such equipment.  As a result, we generated a NOL for the 2011 and 2012 federal income tax returns.  We recorded refundable income taxes in the amount of $4.8 million as of December 31, 2011, which was received during 2012, which primarily represented the amount of estimated federal taxes paid for 2011, prior to the North Jackson Facility acquisition.  At December 31, 2011, we had a deferred tax asset of $15.1 million related to federal NOL carry forwards.  We carried back a portion of this NOL to 2010 to obtain a refund of the $5.2 million paid for federal income taxes for the 2010 tax year.

Components of the provision for income taxes are as follows:

For the years ended December 31,	2013	2012	2011
(dollars in thousands)
Current provision (benefit)
Federal	$85	$(5,782)	$3
State	(6)	(440)	280

Deferred (benefit) provision
Federal	(3,205)	13,143	9,897
State	622	(587)	176

(Benefit) provision for income taxes	$(2,504)	$6,334	$10,356

A reconciliation of the federal statutory tax rate and our effective tax rate is as follows:

For the years ended December 31,	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	14.6	(3.5)	-
State government grants, net of federal tax impact	4.2	(0.1)	(0.3)
Valuation allowance, state government grants, net of federal impact	(15.0)	-	-
Domestic manufacturing deduction	-	2.7	-
State income taxes, net of federal impact	1.4	(4.0)	1.6
Other, net	(2.1)	0.1	0.1

Effective income tax rate	38.1%	30.2%	36.4%

Our facility in Dunkirk operates in a New York State Empire Zone and is qualified to benefit from investments made and employees hired at the Dunkirk, New York facility for up to 15 years from its 2002 acquisition date. We recognized deferred tax credit benefits of $47,000, $195,000 and $125,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  These credits, which have no expiration date, will be applied against future tax liabilities for income apportioned to New York State.  We do not believe that we will generate sufficient taxable income to utilize all of these tax credits, therefore a valuation allowance of approximately $1.0 million has been recorded during the year ended December 31, 2013 against this deferred tax asset.

We filed amended federal tax returns with the Internal Revenue Service during 2012 for tax years 2008 through 2010 claiming $1.3 million in research and development tax credits for qualifying research activities performed.  We are seeking a refund of $615,000, which is included as a component of other current assets on the consolidated balance sheets, for amounts previously paid during these tax years.  The remaining $726,000 of research and development tax credits will be carried forward.  These carryforwards will expire in 2032.

The American Taxpayer Relief Act of 2012 extended the tax benefit for research and development tax credits for 2012 and 2013, generating approximately $633,000 and $550,000 for 2012 and 2013, respectively.  At December 31, 2013, we had approximately $52.5 million of federal NOL carryforwards available to offset future tax liabilities. These federal NOL’s will expire in varying amounts between 2031 and 2033.

Deferred taxes result from the following:

December 31,	2013	2012
(dollars in thousands)
Current deferred tax assets:
Inventory	$3,454	$7,457
Federal tax carryforwards	6,459	11,774
Share-based compensation	2,621	2,271
Receivables	98	684
Accrued liabilities	633	746
Other	65	65

Total current deferred tax assets	$13,330	$22,997

Noncurrent deferred tax assets:
Federal and state tax carryforwards	$15,553	$4,640

Deferred tax liabilities:
Property, plant and equipment (noncurrent)	$58,085	$59,867
Other (current)	288	258

	$58,373	$60,125

State tax carry forwards represent New York Empire Zone tax credits with no expiration date and a state net operating loss carry forwards expiring at various times through 2031.

We are routinely under audit by federal or state authorities.  Our tax returns are under examination by the Internal Revenue Service for 2009 through 2011, and are subject to examination by state tax jurisdictions for tax years 2009 through 2012.

Note 9:  Net (Loss) Income Per Common Share

The computation of basic and diluted net (loss) income per common share for the years ended December 31, 2013, 2012 and 2011 is as follows:

For the years ended December 31,	2013	2012	2011
(dollars in thousands, except per share amounts)
Numerator:

Net (loss) income	$(4,062)	$14,617	$18,122
Adjustment for interest expense on convertible notes, net of capitalized interest	-	458	119

Net (loss) income, as adjusted	$(4,062)	$15,075	$18,241

Denominator:

Weighted average number of shares of common stock outstanding	6,950,976	6,874,669	6,826,490
Weighted average effect of dilutive stock options and other stock compensation	-	151,223	153,397
Weighted average effect of assumed conversion of convertible notes (A)	-	428,138	158,937

Weighted average number of shares of common stock outstanding, as adjusted	6,950,976	7,454,030	7,138,824

Net (loss) income per common share:

Net (loss) income per common share - Basic	$(0.58)	$2.13	$2.65

Net (loss) income per common share - Diluted	$(0.58)	$2.02	$2.56

(A)	The weighted average for the assumed conversion of the Notes was calculated from the August 18, 2011 issuance.

We have granted options to purchase 353,550 29,150 and 144,300 shares of common stock, at an average price of $36.36,  $41.18 and $38.35 during the years ended December 31, 2013, 2012 and 2011, respectively.  These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.  These options were excluded from the computation of diluted net (loss) income per common share under the treasury stock method.  In addition, the calculation of diluted earnings per share for the year ended December 31, 2013 would have included 118,814 shares, for the assumed exercise of options and restricted stock under our share incentive plans and 428,140 shares, for the assumed conversion of convertible notes, except that we were in a net loss position and no anti-dilution is permitted.

Note 10: Incentive Compensation Plans

At December 31, 2013, we had three incentive compensation plans that are described below:

Omnibus Incentive Plan

We maintain an Omnibus Incentive Plan (“OIP”) which was approved by our stockholders in May 2012.  The OIP replaced the Stock Incentive Plan, which was maintained until the approval of the OIP.  The OIP permits the issuance of stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who are expected to contribute to our future growth and success.  An aggregate of 2,150,000 shares of common stock were authorized for issuance under the OIP, of which 565,818 were available for grant at December 31, 2013.

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

A summary of stock option activity as of and for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Non-vested
	stock options		Stock options
	outstanding		outstanding
		Weighted-		Weighted-
		average		average
	Number	grant-date	Number	exercise
	of shares	fair value	of shares	price
Balance, January 1, 2011	281,975	$12.59	605,600	$22.02
Stock options granted	146,000	21.27	146,000	36.33
Stock options exercised			(27,500)	13.64
Stock options vested	(142,050)	14.78
Stock options forfeited	(1,000)	16.08	(4,000)	32.07

Balance, December 31, 2011	284,925	15.56	720,100	25.19
Stock options granted	40,000	20.60	40,000	36.66
Stock options exercised			(72,050)	18.06
Stock options vested	(125,071)	15.31
Stock options forfeited	(41,000)	16.68	(41,000)	27.84

Balance, December 31, 2012	158,854	18.81	647,050	26.52
Stock options granted	142,000	18.02	142,000	32.72
Stock options exercised			(55,625)	15.25
Stock options vested	(78,958)	18.01
Stock options forfeited	(20,740)	15.87	(26,500)	27.67

Balance, December 31, 2013	201,156	$18.83	706,925	$28.61

The following table summarizes information about stock options outstanding at December 31, 2013:

	Stock options outstanding			Stock options exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
		years	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	of shares	life	price	of shares	price
$9.28 to $18.15	119,350	3.2	$14.45	119,350	$14.45
$18.49 to $27.29	137,525	5.9	20.91	129,369	20.78
$27.54 to $32.78	183,500	7.9	32.08	68,243	31.85
$33.25 to $35.70	125,000	6.3	34.72	100,278	34.64
$36.15 to $42.50	141,550	7.0	38.13	88,529	38.33

Stock outstanding at end of year	706,925	6.3	$28.61	505,769	$26.60

Stock options exercisable at end of year	505,769	5.1

Proceeds from stock option exercises totaled $848,000,  $1.3 million and $375,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $36.06 at December 31, 2013, the aggregate intrinsic value of outstanding in-the-money stock options and outstanding exercisable in-the-money stock options was $5.6 million and $5.0 million, respectively.  Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $929,000,  $1.6 million and $549,000, respectively.  The total fair value of stock option awards vested was $1.4 million,  $1.5 million and $2.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Share-based compensation expense related to stock options totaled $1.5 million,  $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $3.8 million at December 31, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.9 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model.  Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2013	2012	2011
Risk-free interest rate	1.02% to 2.14%	0.80% to 1.10%	1.23% to 2.66%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	57% to 60%	59% to 62%	55% to 62%
Weighted-average expected market price volatility	58.1%	61.8%	56.1%
Expected term	5.4 to 7.5 years	6.0 to 6.3 years	6.0 to 7.9 years

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the stock options at the grant date. No dividend yield was assumed because we do not pay cash dividends on common stock and currently have no plans to pay a dividend.  Expected volatility is based on the long-term historical volatility (estimated over a period equal to the expected term of the stock options) of our common stock. In estimating the fair value of stock options under the Black-Scholes option-pricing model, separate groups of employees that have similar historical exercise behavior are considered separately.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Restricted Stock

During the year ended December 31, 2012, we granted 35,000 time-based shares of restricted common stock to certain employees.  The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance, which was $35.26.  During the year ended December 31, 2013, 3,000 of these restricted shares were forfeited.

Share-based compensation expense related to restricted stock totaled $339,000 and $34,000 for the years ended December 31, 2013 and 2012, respectively.  We did not incur any share-based compensation expense from restricted shares during 2011.  As of December 31, 2013, total unrecognized compensation cost related to non-vested time-based restricted common stock awards was $861,000.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

In May 2012, an amendment to the 1996 Employee Stock Purchase Plan (the “Plan”) was approved by our stockholders.  The amendment increased the number of shares authorized for issuance under the Plan by 50,000 to an aggregate 200,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2013, we have issued 151,581 shares of common stock since the Plan’s inception.

Cash Incentive Plans

We have a variable compensation plan covering certain key executives and employees and profit-sharing plans and a key performance plan that cover the remaining employees. The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts at our Bridgeville, Dunkirk and Titusville facilities.  The key performance plan provides a cash incentive for achieving certain performance metrics at our North Jackson facility.  For the years ended December 31, 2013, 2012 and 2011, we expensed $1.0 million,  $4.0 million and $6.8 million, respectively, under these cash incentive plans of which $576,000,  $3.9 million and $4.5 million, respectively was included as a component of cost of products sold while the remainder is included in selling and administrative expense.  At December 31, 2013 and 2012, we had liabilities of $530,000 and $2.0 million, respectively, as a component of accrued employment costs on our consolidated balance sheets related to these cash incentive plans.

Note 11: Retirement Plans

We have a defined contribution retirement plan that covers substantially all employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, we make periodic contributions to the 401(k) plan based on service for the Titusville and Dunkirk hourly employees and age for North Jackson hourly employees.  We make periodic contributions for the salaried employees at all locations except for North Jackson based upon their service and their individual contribution to the 401(k) retirement plan.  For North Jackson salaried employees, we make periodic contributions based upon the employee’s age and their individual contributions.

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salaried employees associated with the Bridgeville facility.  We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee and a fixed monthly contribution on behalf of each salaried employee.  The trustees of the Trust have provided us with the latest data available for the Trust year ending December 31, 2013.  As of that date, the Trust is not fully funded.  We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements.  If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each trust.  Trusts in the green zone are at least 80% funded, trusts in the yellow zone are at least 65% funded, and trusts in the red zone are generally less than 65% funded. The Trust has utilized extended amortization provisions to amortize its losses from 2008. The Trust recertified its zone status after using the extended amortization provisions as allowed by law. The Trust has not implemented a funding improvement or rehabilitation plan, nor are such plans pending.  Our contributions to the Trust have not exceeded more than 5% of the total contributions to the Trust.

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2013	2012	implemented	2013	2012	2011	imposed

Trust	23-6648508 / 499	Green	Green	No	$668	$749	$712	No

The total expense of all retirement plans for the years ended December 31, 2013, 2012 and 2011 was $1.5 million,  $1.5 million and $1.3 million, respectively. No other post-retirement benefit plans exist.

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

We, as well as other steel companies, are subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations.  We are not aware of any environmental condition that currently exists at any of our facilities that would cause a material adverse effect on our financial condition, results of operations or liquidity in a particular future quarter or year.

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2013, our total purchase obligations were $2.4 million, all of which will be due in 2014.

Note 13: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2013 Data:
Net sales	$49,135	$42,887	$48,460	$40,286
Gross margin	$4,646	$5,308	$2,438	$1,488
Operating income (loss)	$167	$439	$(2,029)	$(2,582)
Benefit from income taxes	$(534)	$(841)	$(652)	$(477)
Net income (loss)	$40	$478	$(1,711)	$(2,869)

Net income (loss) per common share:
Basic	$0.01	$0.07	$(0.25)	$(0.41)
Diluted	$0.01	$0.06	$(0.25)	$(0.41)

2012 Data:
Net sales	$74,614	$67,866	$61,360	$47,150
Gross margin	$14,275	$11,570	$9,337	$5,967
Operating income	$9,692	$7,307	$4,652	$1,752
Provision for income taxes	$2,725	$2,222	$1,333	$54
Net income	$6,286	$4,505	$2,745	$1,081

Net income per common share:
Basic	$0.92	$0.66	$0.40	$0.16
Diluted	$0.86	$0.62	$0.38	$0.16

During the fourth quarter of 2013, we recorded a tax valuation allowance of approximately $1.0 million, which is recorded as a component of benefit from income taxes in the table above.  There were no other tax valuation allowances recorded in any other period presented above.  Net income (loss) per common share amounts for each quarter is required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chairman, President and Chief Executive Officer and the Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.  Management’s Report on our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2014 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including its principal executive officer and principal financial officer. A copy is available, free of charge, through our website at http://www.univstainless.com. Information on our website is not part of this Annual Report on Form 10-K. We intend to timely disclose any amendment of or waiver under the Code of Business Conduct and Ethics on our website and will retain such information on our website as required by applicable SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2013 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)

Equity compensation plans approved by security holders	706,925	$28.61	614,237

Equity compensation plans not approved by security holders	-	-	-

Total	706,925	$28.61	614,237

(A) Includes 565,818 shares of common stock not issued under the Omnibus Incentive Plan and 48,419 available under the 1996 Employee Stock Purchase Plan, as amended.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM  14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, the Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2011, 2012 and 2013	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$2,134	$202	$(384)	$1,952
Year ended December 31, 2012	$1,952	$4	$(119)	$1,837
Year ended December 31, 2013	$1,837	$30	$(1,783)	$84

Tax valuation allowance:
Year ended December 31, 2013	$-	$986	$-	$986

(A)  Represents write-off of bad debts net of recoveries

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.3	Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 27, 2007.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Convertible Note, dated August 18, 2011	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on August 18, 2011.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3

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

10.4

First Amendment to Credit Agreement, dated as of March 19, 2012, by an among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank National Association, as Administrative Agent, and PNC Capital Markets LLC, as Administrative Agent.

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on March 23, 2012.

10.5

Second Amendment to Credit Agreement, dated as of March 29, 2013, by an among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank National Association, as Administrative Agent, and PNC Bank National Association, as Administrative Agent.

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on April 4, 2013.

10.6

Third Amendment to Credit Agreement and First Amendment to Guaranty and Suretyship Agreement, dated as of November 7, 2013, by an among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank National Association, as Administrative Agent, and PNC Bank National Association, as Administrative Agent.

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on November 12, 2013.

10.7	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.8	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.9	Employment Agreement dated May 6, 2013 between the Company and Michael D. Bornak	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.10	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;  (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

* - Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2014.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	March 4, 2014
Dennis M. Oates	Director (Principal Executive Officer)

/s/ Michael D. Bornak	Vice President of Finance, Chief Financial Officer and	March 4, 2014
Michael D. Bornak	Treasurer (Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	March 4, 2014
Christopher L. Ayers

/s/ Douglas M. Dunn	Director	March 4, 2014
Douglas M. Dunn

/s/ M. David Kornblatt	Director	March 4, 2014
M. David Kornblatt

/s/ Udi Toledano	Director	March 4, 2014
Udi Toledano