Form 10-Q
period 2014-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2014-05-01
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 28, 2014, there were 7,061,033 shares of the Registrant’s common stock outstanding.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,

	2014	2013

Net sales	$46,667	$49,135
Cost of products sold	40,607	44,489

Gross margin	6,060	4,646
Selling, general and administrative expenses	4,628	4,479

Operating income	1,432	167
Interest expense and other financing costs	(863)	(689)
Other income, net	4	28

Income (loss) before income taxes	573	(494)
Provision (benefit) for income taxes	1,072	(534)

Net (loss) income	$(499)	$40

Net (loss) income per common share - Basic	$(0.07)	$0.01

Net (loss) income per common share - Diluted	$(0.07)	$0.01

Weighted average shares of common stock outstanding
Basic	7,014,836	6,924,131
Diluted	7,014,836	7,063,703

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2014	2013

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$93	$307
Accounts receivable (less allowance for doubtful accounts of $85 and $84, respectively)	28,062	21,447
Inventory, net	91,178	82,593
Deferred income taxes	12,361	13,042
Other current assets	4,566	3,906

Total current assets	136,260	121,295

Property, plant and equipment, net	201,340	203,590
Goodwill	20,268	20,268
Other long-term assets	2,541	2,771

Total assets	$360,409	$347,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,737	$14,288
Accrued employment costs	4,195	3,430
Current portion of long-term debt	3,000	3,000
Other current liabilities	1,054	1,023

Total current liabilities	34,986	21,741

Long-term debt	85,057	86,796
Deferred income taxes	42,584	42,532
Other long-term liabilities	668	397

Total liabilities	163,295	151,466

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,351,388 and 7,310,138 shares issued, respectively	7	7
Additional paid-in capital	50,843	49,688
Retained earnings	148,554	149,053
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	197,114	196,458

Total liabilities and stockholders’ equity	$360,409	$347,924

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,

	2014	2013

Operating Activities:
Net (loss) income	$(499)	$40
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,208	4,272
Deferred income tax	733	(642)
Share-based compensation expense	525	494
Changes in assets and liabilities:
Accounts receivable, net	(6,615)	(4,967)
Inventory, net	(8,990)	(2,611)
Accounts payable	12,449	10,008
Accrued employment costs	765	(975)
Income taxes	520	70
Other, net	(897)	(43)

Net cash provided by operating activities	2,199	5,646

Investing Activity:
Capital expenditures	(1,322)	(3,624)

Cash used in investing activity	(1,322)	(3,624)

Financing Activities:
Payments on revolving credit facility	(16,045)	(20,381)
Borrowings under revolving credit facility	15,056	18,387
Payment on term loan facility	(750)	-
Proceeds from the issuance of common stock	648	241
Payment of deferred financing costs	-	(475)

Net cash used in financing activities	(1,091)	(2,228)

Net decrease in cash	(214)	(206)
Cash at beginning of period	307	321

Cash at end of period	$93	$115

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Nature of Business and Basis of Presentation

Universal Stainless & Alloy Products, Inc., and its wholly-owned subsidiaries (“Universal”, “we”, “our” or the “Company”), manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas and heavy equipment manufacturing industries. We also perform conversion services on materials supplied by customers.

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

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted ASU 2013-11 during the quarter ended March 31, 2014. The update does not have a material impact on our consolidated financial statements.

Note 2:  Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended
	March 31,

(dollars in thousands, except per share amounts)	2014	2013

Numerator:

Net (loss) income	$(499)	$40
Adjustment for interest expense on convertible notes (A)	-	-

Net (loss) income, as adjusted	$(499)	$40

Denominator:

Weighted average number of shares of common stock outstanding	7,014,836	6,924,131
Weighted average effect of dilutive stock options and other stock compensation	-	139,572
Weighted average effect of assumed conversion of convertible notes	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,014,836	7,063,703

Net (loss) income per common share:

Net (loss) income per common share - Basic	$(0.07)	$0.01

Net (loss) income per common share - Diluted	$(0.07)	$0.01
(A)

An adjustment for interest expense on convertible notes was excluded from the net (loss) income per share calculation for the three months ended March 31, 2014 and 2013, as a result of the convertible notes being antidilutive.

We had granted options to purchase 249,800 and 143,925 shares of common stock at an average price of $37.04 and $38.72, respectively, for the three months ended March 31, 2014 and 2013, respectively, which were excluded in the computation of diluted net (loss) income per common share. These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.  In addition, the calculation of diluted earnings per share for the three months ended March 31, 2014 excluded 93,752 shares for the assumed exercise of stock options and restricted stock under our share incentive plans and 427,459 shares for the assumed conversion of convertible notes, and the calculation for the three months ended March 31, 2013 excluded 427,459 shares for the assumed conversion of convertible notes, as a result of being anti-dilutive.

Note 3:  Inventory

Our inventory consists of raw materials, primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, manganese and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Provisions are made for slow-moving inventory based upon management’s expected method of disposition.  Operating supplies are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Raw materials and starting stock	$8,178	$6,848
Semi-finished and finished steel products	75,924	69,333
Operating materials	8,825	8,463

Gross inventory	92,927	84,644
Less: inventory reserves	(1,749)	(2,051)

Total inventory, net	$91,178	$82,593

Note 4:   Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Term loan	$17,750	$18,500
Revolving credit facility	49,350	49,350
Convertible notes	20,000	20,000
Swing loan credit facility	957	1,946

	88,057	89,796
Less: current portion of long-term debt	3,000	3,000

Long-term debt	$85,057	$86,796

Credit Facility

We have a Credit Agreement, as amended to date, (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expires in March 2017.  The Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2014, which was 3.66% at March 31, 2014.  Interest on the Facilities is payable monthly.

We are required to maintain a trailing twelve month EBITDA under the Credit Agreement of $12.0 million for the first and second quarters of 2014, and $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.   Our fixed charge coverage ratio was not tested during the first quarter of 2014. However, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarters of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at March 31, 2014 and 2013.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Facilities.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Note 5:   Fair Value Measurement

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2014 and December 31, 2013 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at March 31, 2014 and December 31, 2013 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At March 31, 2014 and December 31, 2013, the fair value of our Notes was approximately $23.3 million (Level 2).

Note 6:   Commitments and Contingencies

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

Note 7:  Income Taxes

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

For the three months ended March 31, 2014 and 2013, our estimated annual effective tax rate applied to ordinary income was 35.4% and 33.7%, respectively.  Our overall effective tax rate for the three months ended March 31, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $869,000 due to a change in the state tax rate to zero percent (0%) for qualified New York manufacturers, a pending settlement with Pennsylvania regarding certain expenses deducted, and research and development (“R&D”) tax credits.  On March 31, 2014, new tax legislation was enacted in New York that reduced the state net income tax rate to zero percent (0%) for qualified manufacturers for tax years beginning on or after January 1, 2014.  A “qualified manufacturer” is defined as a manufacturer having all or at least $1.0 million of its manufacturing property in New York, and at least 50% of its receipts must be from manufacturing.  We are a qualified manufacturer under this definition.  Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  As a result of this new legislation, we have placed a full valuation allowance on our remaining corresponding deferred tax assets in the amount of $596,000 during the three months ended March 31, 2014.  In addition, we reached a settlement with Pennsylvania on certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.  As a result of this matter, we recorded a discrete tax charge of $247,000, net of the federal tax benefit, during the quarter ended March 31, 2014 related to this settlement and all remaining open tax years.

The effective tax rate for the three months ended March 31, 2013 was positively affected by the benefit of $368,000 for R&D tax credits, which was considered to be a discrete tax item. Including the effect of the discrete tax items, our effective tax rate (benefit) for the three months ended March 31, 2014 and 2013 was 187.1% and (108.1)%, respectively.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

During the first quarter of 2014, we experienced an increased demand for our products as our revenues increased to $46.7 million, an increase of $6.4 million, or 16%, compared to the fourth quarter of 2013 as market conditions appear to be improving, especially in the aerospace end market.  Our backlog, before surcharges, increased by approximately 26% over the fourth quarter of 2013 to $58.8 million, and we are still experiencing an increase in our bookings as we move into the second quarter of 2014.  Price increases and rising nickel prices are also fueling improved customer order activity.   We also continue to add more customers as we achieve customer approvals of our newer products out of our North Jackson facility.

Our overall manufacturing activity operating levels increased in the first quarter of 2014 compared to the last half of 2013 when we were flexing production levels up and down due to unfavorable business conditions.  In the first quarter of 2014, we strategically increased our inventory levels on certain product grades as a result of increased customer activity and improving business conditions.  With increased operating levels compared to the last half of 2013 and a more favorable sales mix in the first quarter of 2014 along with improved yields, our gross margins for the first quarter of 2014  improved significantly, as our overall gross margin was approximately 13% compared to 4% in the fourth quarter of 2013.  We also experienced increased costs related to severe weather conditions in the first quarter of 2014, especially natural gas prices; however, these costs were somewhat offset by favorable workers compensation costs.  In addition, we have worked through a portion of our higher cost inventory that was produced in 2013 and are experiencing a better alignment of surcharges compared to the last half of 2013, as nickel prices continue to increase throughout the first four months of 2014.

Although we believe business conditions will continue to improve throughout the remainder of 2014, we will remain diligent in controlling our costs and capital expenditures while managing our debt and working capital levels as we continue to execute on our strategy to move to higher value products to further drive our future profitability and growth.

Results of Operations

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three months ended
	March 31,
(in thousands, except per shipped ton information)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$36,627	78.5%	$35,477	72.2%	$1,150	3.2%
High-strength low alloy steel	3,795	8.1	6,593	13.4	(2,798)	(42.4)
Tool steel	3,672	7.9	4,984	10.1	(1,312)	(26.3)
High-temperature alloy steel	1,220	2.6	1,270	2.6	(50)	(3.9)
Conversion services and other sales	1,353	2.9	811	1.7	542	66.8

Total net sales	46,667	100.0	49,135	100.0	(2,468)	(5.0)
Cost of products sold	40,607	87.0	44,489	90.5	(3,882)	(8.7)

Gross margin	6,060	13.0	4,646	9.5	1,414	30.4
Selling, general and administrative expenses	4,628	9.9	4,479	9.2	149	3.3

Operating income	1,432	3.1	167	0.3	1,265	NM
Interest expense and other financing costs	(863)	(1.9)	(689)	(1.4)	(174)	25.3
Other income	4	-	28	0.1	(24)	(85.7)

Income (loss) before income taxes	573	1.2	(494)	(1.0)	1,067	(216.0)
Provision (benefit) for income taxes	1,072	2.3	(534)	(1.1)	1,606	(300.7)

Net (loss) income	$(499)	(1.1)%	$40	0.1%	$(539)	NM

Tons shipped	9,325		9,626		(301)	(3.1)

Sales dollars per shipped ton	$5,005		$5,104		$(99)	(1.9)%

NM – Not meaningful

Market Segment Information
	Three months ended
	March 31,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$28,791	61.7%	$32,509	66.2%	$(3,718)	(11.4)%
Forgers	6,382	13.7	6,629	13.5	(247)	(3.7)
Rerollers	6,225	13.3	5,502	11.2	723	13.1
Original equipment manufacturers	3,916	8.4	3,684	7.5	232	6.3
Conversion services and other sales	1,353	2.9	811	1.6	542	66.8

Total net sales	$46,667	100.0%	$49,135	100.0%	$(2,468)	(5.0)%

Melt Type Information
	Three months ended
	March 31,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$42,616	91.3%	$46,122	93.9%	$(3,506)	(7.6)%
Premium alloys (A)	2,698	5.8	2,202	4.5	496	22.5
Conversion services and other sales	1,353	2.9	811	1.6	542	66.8

Total net sales	$46,667	100.0%	$49,135	100.0%	$(2,468)	(5.0)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

End Market Information
	Three months ended
	March 31,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$26,707	57.2%	$25,735	52.4%	$972	3.8%
Power generation	5,415	11.6	5,759	11.7	(344)	(6.0)
Oil & gas	4,249	9.1	6,292	12.8	(2,043)	(32.5)
Heavy equipment	3,959	8.5	5,516	11.2	(1,557)	(28.2)
General industrial, conversion services and other sales	6,337	13.6	5,833	11.9	504	8.6

Total net sales	$46,667	100.0%	$49,135	100.0%	$(2,468)	(5.0)%

Net sales:

Net sales for the three months ended March 31, 2014 decreased $2.5 million, or 5.0%, as compared to the same period in 2013.  This decrease primarily reflects a 3.1% decrease in consolidated shipments for the quarter ended March 31, 2014, compared to the same prior year period. Included in the $2.5 million decrease in net sales is a decrease of $1.7 million in net sales related to reduced sales levels from one of our larger customers as they decided to insource production of certain products that they previously purchased from us. In addition, our sales dollars per shipped ton decreased by 1.9% from the first quarter of 2013 to the current quarter. This reduction is primarily the result of product mix as well as lower overall selling prices in the current quarter.  Our product sales to all of our end markets, except aerospace and conversion services, decreased as noted in the above table.  During the first quarter of 2014, we recognized a $496,000, or 22.5%, increase in premium alloy sales when compared to the quarter ended March 31, 2013.  Our premium alloy sales increased from 4.5% of total sales for the quarter ended March 31, 2013 to 5.8% in the current quarter.  Our premium alloy sales are primarily to the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 13.0% and 9.5% for the three months ended March 31, 2014 and 2013, respectively.  The improvement in our first quarter 2014 gross margin when compared to the same prior year period is largely a result of lower raw material costs, improved yields and product mix, and higher operating levels due to improved business conditions.  Our material costs as a percentage of sales were 50.2% and 54.3% for the quarters ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by $149,000 in the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to employee related costs.  As a percentage of sales, our SG&A expenses increased from 9.2% during the first quarter of 2013 to 9.9% in the current quarter primarily as a result of the 5% reduction in our net sales quarter over quarter.

Interest expense and other financing costs:

Our interest expense and other financing costs increased from $689,000 for the three months ended March 31, 2013 to $863,000 in the same period of 2014. This increase is primarily due to higher interest rates incurred on our debt in 2014 when compared to 2013 and higher amortization costs as a result of our two amendments to our credit facilities in 2013. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon achieving certain covenant levels.  During the three months ended March 31, 2014 and 2013, we recognized $165,000 and $81,000, respectively, of deferred financing amortization.

Income tax provision (benefit):

For the three months ended March 31, 2014 and 2013,  our estimated annual effective tax rate applied to ordinary income was 35.4% and 33.7%, respectively. Our overall effective tax rate for the three months ended March 31, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $869,000 due to a change in the state tax rate to zero percent (0%) for qualified New York manufacturers, a pending settlement with Pennsylvania regarding certain expenses deducted, and research and development (“R&D”) tax credits.  On March 31, 2014, new tax legislation was enacted in New York that reduced the state net income tax rate to zero percent (0%) for qualified manufacturers for tax years beginning on or after January 1, 2014.  A “qualified manufacturer” is defined as a manufacturer having all or at least $1.0 million of its manufacturing property in New York, and at least 50% of its receipts must be from manufacturing.  We are a qualified manufacturer under this definition.    Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  As a result of this new legislation, we have placed a full valuation allowance on our remaining corresponding deferred tax assets in the amount of $596,000 during the three months ended March 31, 2014.  In addition, we reached a settlement with Pennsylvania on certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.  As a result of this matter, we recorded a discrete tax charge of $247,000, net of the federal tax benefit, during the quarter ended March 31, 2014 related to this settlement and all remaining open tax years.

The effective tax rate for the three months ended March 31, 2013 was positively affected by the benefit of $368,000 for R&D tax credits, which was considered to be a discrete tax item. Including the effect of the discrete tax items, our effective tax rate (benefit) for the three months ended March 31, 2014 and 2013 was 187.1% and (108.1)%, respectively.

Net (loss) income:

Our net (loss) income decreased from $40,000, or $0.01 per diluted share, for the quarter ended March 31, 2013 to $(499,000), or $(0.07) per diluted share, for the first quarter of 2014 for the reasons stated above.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted ASU 2013-11 during the quarter ended March 31, 2014. The update does not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  At March 31, 2014, our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, increased by $2.7 million to $92.5 million compared to $89.8 million at December 31, 2013.  Our net accounts receivable balances increased $6.6 million primarily as a result of a 15.8% increase in net sales for the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013.  Inventory levels increased by $8.6 million to $91.2 million as of March 31, 2014 from $82.6 million as of December 31, 2013 due to our strategic increase in our inventory levels on certain product grades as a result of increased customer activity and anticipated higher sales levels in the second and third quarters of 2014. Our accounts payable balance increased by $12.4 million to $26.7 million as of March 31, 2014 from $14.3 million as of December 31, 2013 due to increased operating activity and the timing of vendor payments.

Net cash provided by operating activities:

During the quarter ended March 31, 2014, we generated net cash from operating activities of $2.2 million.  The net increase in our accounts payable and other accruals and assets provided $12.8 million in cash which was offset by the increase in our net inventory and net accounts receivable which used $9.0 million and $6.6 million of cash, respectively.  In addition, during the quarter ended March 31, 2014, our net loss adjusted for non-cash expenses generated approximately $5.0 million of cash.

During the quarter ended March 31, 2013, we generated net cash from operating activities of $5.6 million.  The net increase in our accounts payable and other accruals and assets provided $9.1 million in cash which was offset by the increase in our net accounts receivable and net inventory which used $5.0 million and $2.6 million of cash, respectively. In addition, during the quarter ended March 31, 2013, our net income adjusted for non-cash expenses generated approximately $4.2 million of cash.

Net cash used in investing activities:

During the quarter ended March 31, 2014, we used $1.3 million in cash for capital expenditures compared to $3.6 million during the quarter ended March 31, 2013.  The primary reason for reduced capital spending during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 was that we completed the North Jackson facility build-out during the first half of 2013.  During the quarter ended March 31, 2013, we spent $2.3 million on the North Jackson build-out.  We believe that capital expenditures in 2014 will be similar to 2013 spending levels.

Net cash used in financing activities:

During the quarter ended March 31, 2014, we used $1.1 million in cash for our financing activities.  Of that amount, $1.7 million of our cash was utilized to reduce our bank debt.  This cash outflow was partially offset by the receipt of $648,000 from the exercise of stock options.

During the quarter ended March 31, 2013, we used $2.2 million in cash for our financing activities.  Of that amount, approximately $2.0 million of our cash was utilized to reduce our bank debt.   In addition, we used $475,000 to amend our credit facility in March 2013, which was partially offset by the receipt of $241,000 from the exercise of stock options.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

We continuously monitor market price fluctuations of key raw materials.  The market values for these raw materials continue to fluctuate based on supply and demand, market disruptions, and other factors. We maintain sales price surcharge mechanisms on certain of our products, priced at time of shipment, to mitigate the risk of raw material cost fluctuations. There can be no assurance that these sales price adjustments will completely offset our raw material costs.

The following table reflects the average market values per pound for selected months during the last 16-month period:

	March	December	March	December
	2014	2013	2013	2012

Nickel	$7.10	$6.31	$7.59	$7.90
Chrome	$1.12	$1.04	$1.03	$0.98
Molybdenum	$10.13	$9.73	$10.99	$11.38
Carbon scrap	$0.18	$0.19	$0.18	$0.17

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Credit Agreement, as amended to date, (the “Credit Agreement”) with a syndication of banks which provides for a senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expires in March 2017.   The Credit Agreement provides for a $105.0 million Revolver and a $20.0 million Term Loan. Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 beginning on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2014, which was 3.66% at March 31, 2014.  Interest on the Facilities is payable monthly.

We are required to maintain a trailing twelve month EBITDA under the Credit Agreement of $12.0 million for the first and second quarters of 2014, and $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.   Our fixed charge coverage ratio was not tested during the first quarter of 2014. However, we will be required to maintain a fixed charge coverage ratio increasing from 1.0 to 1.0 for the second and third quarters of 2014 to 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at March 31, 2014 and 2013.

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Facilities.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, on any date after August 17, 2014 during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2014 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part  II.OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item  1A.RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.OTHER INFORMATION

None.

Item  6.EXHIBITS

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2014

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)