Form 10-Q
period 2014-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2014-07-31
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 28, 2014, there were 7,072,019 shares of the Registrant’s common stock outstanding.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2014	2013	2014	2013

Net sales	$52,309	$42,887	$98,976	$92,022
Cost of products sold	43,899	37,579	84,506	82,068

Gross margin	8,410	5,308	14,470	9,954
Selling, general and administrative expenses	5,169	4,869	9,797	9,348

Operating income	3,241	439	4,673	606
Interest expense and other financing costs	(1,042)	(837)	(1,905)	(1,526)
Other (expense) income, net	(1)	35	3	63

Income (loss) before income taxes	2,198	(363)	2,771	(857)
Provision (benefit) for income taxes	749	(841)	1,821	(1,375)

Net income	$1,449	$478	$950	$518

Net income per common share - Basic	$0.21	$0.07	$0.14	$0.07

Net income per common share - Diluted	$0.20	$0.06	$0.13	$0.06

Weighted average shares of common stock outstanding
Basic	7,031,041	6,940,831	7,022,983	6,934,182
Diluted	7,110,761	7,485,405	7,112,093	7,494,125

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2014	2013

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$165	$307
Accounts receivable (less allowance for doubtful accounts of $85 and $84, respectively)	31,924	21,447
Inventory, net	96,250	82,593
Deferred income taxes	8,440	13,042
Other current assets	3,863	3,906

Total current assets	140,642	121,295

Property, plant and equipment, net	199,635	203,590
Goodwill	20,268	20,268
Other long-term assets	2,314	2,771

Total assets	$362,859	$347,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,785	$14,288
Accrued employment costs	4,252	3,430
Current portion of long-term debt	3,000	3,000
Other current liabilities	902	1,023

Total current liabilities	34,939	21,741

Long-term debt	88,805	86,796
Deferred income taxes	39,277	42,532
Other long-term liabilities	526	397

Total liabilities	163,547	151,466

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,364,124 and 7,310,138 shares issued, respectively	7	7
Additional paid-in capital	51,592	49,688
Retained earnings	150,003	149,053
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	199,312	196,458

Total liabilities and stockholders’ equity	$362,859	$347,924

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,

	2014	2013

Operating Activities:
Net income	$950	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,723	8,279
Deferred income tax	1,347	(826)
Share-based compensation expense	1,032	922
Changes in assets and liabilities:
Accounts receivable, net	(10,477)	491
Inventory, net	(14,495)	(57)
Accounts payable	12,497	3,461
Accrued employment costs	822	(779)
Income taxes	433	(670)
Other, net	(402)	(715)

Net cash provided by operating activities	430	10,624

Investing Activity:
Capital expenditures	(3,472)	(6,998)

Net cash used in investing activity	(3,472)	(6,998)

Financing Activities:
Borrowings under revolving credit facility	45,207	45,854
Payments on revolving credit facility	(41,698)	(49,156)
Payments on term loan facility	(1,500)	-
Proceeds from the issuance of common stock	891	613
Payment of deferred financing costs	-	(487)
Purchase of treasury stock	-	(38)

Net cash provided by (used in) financing activities	2,900	(3,214)

Net (decrease) increase in cash	(142)	412
Cash at beginning of period	307	321

Cash at end of period	$165	$733

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

Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted ASU 2013-11 in 2014. The update did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.    This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 2:  Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
	June 30,		June 30,

(dollars in thousands, except per share amounts)	2014	2013	2014	2013

Numerator:

Net income	$1,449	$478	$950	$518
Adjustment for interest expense on convertible notes (A)	-	(32)	-	(65)

Net income, as adjusted	$1,449	$446	$950	$453

Denominator:

Weighted average number of shares of common stock outstanding	7,031,041	6,940,831	7,022,983	6,934,182
Weighted average effect of dilutive stock options and other stock compensation	79,720	115,686	89,110	131,766
Weighted average effect of assumed conversion of convertible notes	-	428,888	-	428,177

Weighted average number of shares of common stock outstanding, as adjusted	7,110,761	7,485,405	7,112,093	7,494,125

Net income per common share:

Net income per common share - Basic	$0.21	$0.07	$0.14	$0.07

Net income per common share - Diluted	$0.20	$0.06	$0.13	$0.06

The adjustment for interest expense on convertible notes is net of tax.  An adjustment for interest expense on convertible notes was excluded from the income per share calculation for the three and six months ended June 30, 2014 as a result of the convertible notes being antidilutive.  For the three and six months ended June 30, 2013, the adjustment is a reduction to net income as a result of our annualized effective tax rate for 2013.

We had granted options to purchase 352,800 and 321,000 shares of common stock at an average price of $36.23 and $35.96 for the three months ended June 30, 2014 and 2013, respectively, which were excluded in the computation of diluted net income per common share. We had granted options to purchase 268,300 and 250,000 shares of common stock at an average price of $36.55 and $37.08 for the six months ended June 30, 2014 and 2013, respectively, which were excluded in the computation of diluted net income per common share. These outstanding options were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of our common stock.  In addition, the calculation of diluted earnings per share for the three and six months ended June 30, 2014 excluded 428,888 and 428,177 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.

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

	June 30,	December 31,
(in thousands)	2014	2013

Raw materials and starting stock	$7,073	$6,848
Semi-finished and finished steel products	82,145	69,333
Operating materials	8,872	8,463

Gross inventory	98,090	84,644
Less: inventory reserves	(1,840)	(2,051)

Total inventory, net	$96,250	$82,593

Note 4:   Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Revolving credit facility	$52,350	$49,350
Term loan	17,000	18,500
Convertible notes	20,000	20,000
Swing loan credit facility	2,455	1,946

	91,805	89,796
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$88,805	$86,796

Credit Facility

We have a Credit Agreement, as amended to date (the “Credit Agreement”), with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expires in March 2017.  Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the six months ended June  30, 2014, which was 3.16% at June  30, 2014.  Interest on the Facilities is payable monthly.

We are required to maintain a trailing twelve month EBITDA under the Credit Agreement of $12.0 million for the second quarter of 2014, and $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We are required to maintain a fixed charge coverage ratio of 1.0 to 1.0 for the second and third quarters of 2014, and we will be required to maintain a fixed charge coverage ratio of 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at June 30, 2014 and 2013.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2014 and December 31, 2013 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at June 30, 2014 and December 31, 2013 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At June 30, 2014 and December 31, 2013, the fair value of our Notes was approximately $23.3 million (Level 2).

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

For the six months ended June 30, 2014 and 2013, our estimated annual effective tax rates applied to ordinary income were 34.4% and (117.5)%, respectively.  Our overall effective tax rates for the three and six months ended June 30, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $869,000 due to a change in the state tax rate to zero percent (0%) for qualified New York manufacturers, a settlement with Pennsylvania regarding certain expenses deducted, and research and development (“R&D”) tax credits.  On March 31, 2014, new tax legislation was enacted in New York that reduced the state net income tax rate to zero percent (0%) for qualified manufacturers, such as ourselves, for tax years beginning on or after January 1,

2014.  Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  As a result of this new legislation, we have placed a full valuation allowance on our remaining corresponding deferred tax asset in the amount of $596,000 during the six months ended June 30, 2014.  In addition, we reached a settlement with Pennsylvania on certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.  As a result of this matter, we recorded a discrete tax charge of $247,000, net of the federal tax benefit, during the six months ended June 30, 2014 related to this settlement and all remaining open tax years.

The effective tax rate for the six months ended June 30, 2013 was positively affected by the benefit of $368,000 for R&D tax credits, which was considered to be a discrete tax item. Our effective tax rates for the three and six months ended June 30, 2013 benefited from a reduced state apportionment factor, which resulted in approximately $254,000 of discrete income tax benefit.  Including the effect of the discrete tax items, our effective tax rates for the three months ended June 30, 2014 and 2013 was 34.1% and (231.7)%, respectively.  For the six months ended June 30, 2014 and 2013, our effective tax rates were 65.7% and (160.4)%, respectively.

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

During the second quarter of 2014, we continued to see increased demand for our products as our revenues increased to $52.3 million, an increase of $5.6 million, or 12.1%, compared to the first quarter of 2014.  In our primary end markets, we saw a sequential increase in our second quarter 2014 aerospace net sales of $3.5 million, or 13.0%, over the first quarter of 2014. In our power generation and oil and gas end markets, our net sales were up $1.1 million, or 21.0%, and $1.2 million, or 27.2%, respectively, over first quarter 2014 levels as business conditions improved in both of these end markets.  During the second quarter of 2014, we saw net sales of our premium alloy products increase to $4.3 million, which was a 57.7% increase over first quarter 2014 sales levels.  Our premium alloy products are primarily sold to the aerospace end market.  Our six month 2014 net sales were approximately $99.0 million, or a 7.6% increase, compared to net sales of $92.0 million in the same period of 2013.   Our backlog, before surcharges, increased by approximately 3.6% over the first quarter of 2014 to $61.0 million.  We continue to add new products to our portfolio as well as adding new customers as we achieve approvals of our newer products. In July 2014, our Bridgeville, Dunkirk and North Jackson facilities achieved GE Aviation’s S-400 and S-1000 approvals, which designates them as a Certified Materials Test Laboratory for the testing of materials for GE Aviation as well as a material supplier with the requisite quality processes to meet GE Aviation’s rigorous standards for its products.  As we move into the third quarter of 2014, our bookings remain consistent with those of the second quarter.

Over the first half of 2014, our overall manufacturing activity levels have increased significantly compared to 2013 activity levels, thus we were better able to absorb costs due to more consistent levels of demand and production throughout the first half of 2014 as compared to 2013.  We continue to focus our attention on reducing scrap rates and improving yields, while controlling plant spending at each of our operating units.  As a result of these efforts and improved business conditions, our gross margins continue to improve.  Our gross margin as a percentage of sales in the second quarter was 16.1% compared to 13.0% posted in the first quarter of 2014 and 3.7% in the fourth quarter of 2013.  We have also experienced a better alignment of surcharges compared to 2013, as nickel prices increased over the first half of 2014 compared to 2013 price levels.  We remain diligent in our efforts to control costs and capital expenditures while managing our working capital requirements as we execute our strategy to move to higher value added products to further drive profitability and growth.

Results of Operations

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three months ended June 30,
(in thousands, except per shipped ton information)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$42,045	80.4%	$32,193	75.1%	$9,852	30.6%
High-strength low alloy steel	3,451	6.6	3,865	9.0	(414)	(10.7)
Tool steel	3,389	6.5	5,118	11.9	(1,729)	(33.8)
High-temperature alloy steel	1,795	3.4	805	1.9	990	123.0
Conversion services and other sales	1,629	3.1	906	2.1	723	79.8

Total net sales	52,309	100.0	42,887	100.0	9,422	22.0
Cost of products sold	43,899	83.9	37,579	87.6	6,320	16.8

Gross margin	8,410	16.1	5,308	12.4	3,102	58.4
Selling, general and administrative expenses	5,169	9.9	4,869	11.4	300	6.2

Operating income	3,241	6.2	439	1.0	2,802	NM
Interest expense and other financing costs	(1,042)	(2.0)	(837)	(2.0)	(205)	24.5
Other (expense) income, net	(1)	-	35	0.1	(36)	(102.9)

Income (loss) before income taxes	2,198	4.2	(363)	(0.9)	2,561	NM
Provision (benefit) for income taxes	749	1.4	(841)	(2.0)	1,590	(189.1)

Net income	$1,449	2.8%	$478	1.1%	$971	203.1

Tons shipped	9,921		8,559		1,362	15.9

Sales dollars per shipped ton	$5,273		$5,011		$262	5.2%

NM – Not meaningful

Market Segment Information
	Three months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$34,971	66.9%	$29,103	67.9%	$5,868	20.2%
Forgers	7,080	13.5	4,433	10.3	2,647	59.7
Rerollers	4,627	8.8	5,578	13.0	(951)	(17.0)
Original equipment manufacturers	4,002	7.7	2,867	6.7	1,135	39.6
Conversion services and other sales	1,629	3.1	906	2.1	723	79.8

Total net sales	$52,309	100.0%	$42,887	100.0%	$9,422	22.0%

Melt Type Information
	Three months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$46,424	88.8%	$40,097	93.5%	$6,327	15.8%
Premium alloys (A)	4,256	8.1	1,884	4.4	2,372	125.9
Conversion services and other sales	1,629	3.1	906	2.1	723	79.8

Total net sales	$52,309	100.0%	$42,887	100.0%	$9,422	22.0%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$30,190	57.7%	$24,990	58.2%	$5,200	20.8%
Power generation	6,552	12.5	4,531	10.6	2,021	44.6
Oil & gas	5,406	10.3	4,484	10.5	922	20.6
Heavy equipment	3,697	7.1	5,518	12.9	(1,821)	(33.0)
General industrial, conversion services and other sales	6,464	12.4	3,364	7.8	3,100	92.2

Total net sales	$52,309	100.0%	$42,887	100.0%	$9,422	22.0%

Net sales:

Net sales for the three months ended June 30, 2014 increased $9.4 million, or 22.0%, as compared to the three months ended June 30, 2013.  This increase primarily reflects a 15.9% increase in consolidated shipments for the three months ended June 30, 2014, compared to the same prior year period.  In addition, our sales dollars per shipped ton increased by 5.2% from the three months ended June 30, 2013 to the three months ended June 30, 2014. The increase in both sales and sales dollars per shipped ton is partially a result of increased base prices/surcharges as well as favorable product mix.  Our product sales to all of our end markets, except heavy equipment, increased, as noted in the above table.  During the three months ended June 30, 2014, we recognized a $2.4 million, or 125.9%, increase in premium alloy sales when compared to the three months ended June 30, 2013.  Our premium alloy sales increased from 4.4% of total sales for the three months ended June 30, 2013 to 8.1% for the three months ended June 30, 2014.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 16.1% and 12.4% for the three months ended June 30, 2014 and 2013, respectively.  The improvement in our gross margin for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, is largely a result of improved yields, lower scrap rates, better product mix, and higher operating levels due to improving business conditions.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by $300,000 in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increased employee related costs which were partially offset by a decrease in severance expense.  We incurred $356,000 in severance expense in the three months ended June 30, 2013 from the departure of a senior executive.  There were no similar severance expenses in the three months ended June 30, 2014. As a percentage of sales, our SG&A expenses decreased from 11.4% during the three months ended June 30, 2013 to 9.9% for the three months ended June 30, 2014 primarily as a result of the 22.0% increase in our net sales quarter over quarter.

Interest expense and other financing costs:

Our interest expense and other financing costs increased from $837,000 for the three months ended June 30, 2013 to $1.0 million for the three months ended June 30, 2014. This increase is primarily due to higher interest rates incurred on our debt in 2014 when compared to 2013 and higher deferred financing amortization costs as a result of our two amendments to our credit facilities in 2013. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.  During the three months ended June 30, 2014 and 2013, we recognized $160,000 and $115,000, respectively, of deferred financing amortization.

Income tax provision (benefit):

For the three months ended June 30, 2014 and 2013, our estimated annual effective tax rates applied to ordinary income were 34.4% and (117.5)%, respectively.

Our effective tax rates for the three months ended June 30, 2014 and 2013 were 34.1% and (231.7)%, respectively. Our effective tax rate for the quarter ended June 30, 2013 reflects a benefit from a reduced state apportionment factor based upon year–to-date sales, which resulted in approximately $254,000 of discrete income tax benefit.

Net income:

Our net income increased from $478,000, or $0.06 per diluted share, for the three months ended June 30, 2013 to $1.4 million, or $0.20 per diluted share, for the three months ended June 30, 2014 for the reasons stated above.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six months ended June 30,
(in thousands, except per shipped ton information)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$78,672	79.6%	$67,670	73.4%	$11,002	16.3%
High-strength low alloy steel	7,246	7.3	10,458	11.4	(3,212)	(30.7)
Tool steel	7,061	7.1	10,102	11.0	(3,041)	(30.1)
High-temperature alloy steel	3,015	3.0	2,075	2.3	940	45.3
Conversion services and other sales	2,982	3.0	1,717	1.9	1,265	73.7

Total net sales	98,976	100.0	92,022	100.0	6,954	7.6
Cost of products sold	84,506	85.4	82,068	89.2	2,438	3.0

Gross margin	14,470	14.6	9,954	10.8	4,516	45.4
Selling and administrative expenses	9,797	9.9	9,348	10.2	449	4.8

Operating income	4,673	4.7	606	0.6	4,067	NM
Interest expense and other financing costs	(1,905)	(1.9)	(1,526)	(1.7)	(379)	24.8
Other income, net	3	-	63	0.1	(60)	(95.2)

Income (loss) before income taxes	2,771	2.8	(857)	(1.0)	3,628	(423.3)
Provision (benefit) for income taxes	1,821	1.8	(1,375)	(1.5)	3,196	(232.4)

Net income	$950	1.0%	$518	0.5%	$432	83.4

Tons shipped	19,246		18,185		1,061	5.8

Sales dollars per shipped ton	$5,143		$5,060		$83	1.6%

NM – Not meaningful

Market Segment Information
	Six months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$63,762	64.4%	$61,612	67.0%	$2,150	3.5%
Forgers	13,462	13.6	11,062	12.0	2,400	21.7
Rerollers	10,852	11.0	11,080	12.0	(228)	(2.1)
Original equipment manufacturers	7,918	8.0	6,551	7.1	1,367	20.9
Conversion services and other sales	2,982	3.0	1,717	1.9	1,265	73.7

Total net sales	$98,976	100.0%	$92,022	100.0%	$6,954	7.6%

Melt Type Information
	Six months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$89,040	90.0%	$86,219	93.7%	$2,821	3.3%
Premium alloys (A)	6,954	7.0	4,086	4.4	2,868	70.2
Conversion services and other sales	2,982	3.0	1,717	1.9	1,265	73.7

Total net sales	$98,976	100.0%	$92,022	100.0%	$6,954	7.6%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$56,897	57.5%	$50,725	55.1%	$6,172	12.2%
Power generation	11,967	12.1	10,290	11.2	1,677	16.3
Oil & gas	9,655	9.8	10,776	11.7	(1,121)	(10.4)
Heavy equipment	7,656	7.7	11,034	12.0	(3,378)	(30.6)
General industrial, conversion services and other sales	12,801	12.9	9,197	10.0	3,604	39.2

Total net sales	$98,976	100.0%	$92,022	100.0%	$6,954	7.6%

Net sales:

Net sales for the six months ended June 30, 2014 increased $7.0 million, or 7.6%, as compared to the six months ended June 30, 2013.  This increase primarily reflects a 5.8% increase in consolidated shipments for the six months ended June 30, 2014, compared to the six months ended June 30, 2014.  In addition, our sales dollars per shipped ton increased by 1.6% from the six months ended June 30, 2013 to the six months ended June 30, 2014. The increase in both sales and sales dollars per shipped ton is partially a result of increased base prices/surcharges as well as favorable product mix.  Our product sales to all of our end markets, except heavy equipment and oil and gas, increased as noted in the above table.  During the six months ended June 30, 2014, we recognized a $2.9 million, or 70.2%, increase in premium alloy sales when compared to the same period in 2013.  Our premium alloy sales increased from 4.4% of total sales for the six months ended June 30, 2013 to 7.0% in the current period.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 14.6% and 10.8% for the six months ended June 30, 2014 and 2013, respectively.  The improvement in our gross margin over the first half of 2014 when compared to the same prior year period is largely a result of a better product mix, improved yields and scrap rates, and higher operating levels due to improving business conditions.

Selling, general and administrative expenses:

Our SG&A expenses increased by $449,000 in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increased employee related costs which were offset by a decrease in severance expense.  We incurred $356,000 in severance expense in the six months ended June 30, 2013 from the departure of a senior executive.  There were no similar severance expenses in the six months ended June 30, 2014. As a percentage of sales, our SG&A expenses decreased to 9.9% for the six months ended June 30, 2014, as compared to 10.2% during the six months ended June 30, 2013.

Interest expense and other financing costs:

Our interest expense and other financing costs increased from $1.5 million for the six months ended June 30, 2013 to $1.9 million for the six months ended June 30, 2014. This increase is primarily due to higher interest rates incurred on our debt in 2014 when compared to 2013 and higher deferred financing amortization costs as a result of our two amendments to our credit facilities in 2013. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.  During the six months ended June 30, 2014 and 2013, we recognized $325,000 and $196,000, respectively, of deferred financing amortization.

Income tax provision (benefit):

Our effective tax rates for the six months ended June 30, 2014 and 2013 were 65.7% and (160.4)%, respectively. Our overall effective tax rate for the six months ended June 30, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $869,000 due to a change in the state tax rate to zero percent (0%) for qualified New York manufacturers, a settlement with Pennsylvania regarding certain expenses deducted, and research and development (“R&D”) tax credits.  On March 31, 2014, new tax legislation was enacted in New York that reduced the state net income tax rate to zero percent (0%) for qualified manufacturers, such as ourselves, for tax years beginning on or after January 1, 2014.  Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  Our effective tax rate for the six months ended June 30, 2013 reflects a benefit from a reduced state apportionment factor based upon year-to-date sales. Our effective tax rate for the six months ended June 30, 2013 also included a net discrete tax benefit of $368,000 for research and development tax credits. An extension of the research and development tax credit for 2014 has not been enacted by Congress.  Our estimated annual effective tax rate on ordinary income for 2014 is 34.4%.

Net income:

Our net income increased from $518,000, or $0.06 per diluted share, for the six months ended June 30, 2013 to $950,000, or $0.13 per diluted share, for the six months ended June 30, 2014 for the reasons stated above.

Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted ASU 2013-11 in 2014. The update did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  This topic converges the guidance within U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  At June 30, 2014, our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, increased by $11.6 million to $101.4 million compared to $89.8 million at December 31, 2013.  Our net accounts receivable balances increased $10.5 million primarily as a result of a 29.8% increase in net sales for the quarter ended June 30, 2014 compared to the quarter ended December 31, 2013.  Inventory levels increased by $13.7 million to $96.3 million as of June 30, 2014 from $82.6 million as of December 31, 2013 due to our strategic increase in our inventory levels on certain product grades as a result of increased customer activity and anticipated higher sales levels over the last half of 2014. Our accounts payable balance increased by $12.5 million to $26.8 million as of June 30, 2014 from $14.3 million as of December 31, 2013 due to increased operating activity and the timing of vendor payments.

Net cash provided by operating activities:

During the six months ended June 30, 2014, we generated net cash from operating activities of $430,000.  The net increase in our accounts payable and other accruals and assets provided $13.4 million in cash which was offset by the increase in our net inventory and net accounts receivable which used $14.5 million and $10.5 million of cash, respectively.  In addition, during the six months ended June 30, 2014, our net income adjusted for non-cash expenses generated approximately $12.1 million of cash.

During the six months ended June 30, 2013, we generated net cash from operating activities of $10.6 million.  The net increase in our accounts payable provided $3.5 million in cash, which was partially offset by changes in our other assets and liabilities which used $1.7 million of cash. In addition, during the six months ended June 30, 2013, our net income adjusted for non-cash expenses generated approximately $8.9 million of cash.

Net cash used in investing activity:

During the six months ended June 30, 2014, we used $3.5 million in cash for capital expenditures compared to $7.0 million during the six months ended June 30, 2013.  The primary reason for reduced capital spending during the six months ended June 30, 2014 as compared to the same period in 2013 was that we completed the North Jackson facility build-out during the first half of 2013 with capital expenditures of $3.7 million.  We believe that overall capital expenditures in 2014 will be similar to 2013 spending levels, as we anticipate higher capital spending on certain projects over the last half of 2014.

Net cash provided by (used in) financing activities:

During the six months ended June 30, 2014, our financing activities provided $2.9 million in cash.  Net cash provided from borrowings under our credit facility was approximately $2.0 million; additionally, we received $891,000 in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support increased inventory and operating levels.

During the six months ended June 30, 2013, we used $3.2 million in cash for our financing activities.  Of that amount, approximately $3.3 million of our cash was utilized to reduce our bank debt.   In addition, we used $487,000 to amend our credit facility during the six months ended June 30, 2013, which was offset by the receipt of $613,000 from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.

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

The following table reflects the average market values per pound for selected months during the last 18-month period:

	June	December	June	December
	2014	2013	2013	2012

Nickel	$8.42	$6.31	$6.47	$7.90
Chrome	$1.16	$1.04	$1.00	$0.98
Molybdenum	$14.75	$9.73	$10.63	$11.38
Carbon scrap	$0.18	$0.19	$0.16	$0.17

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Credit Agreement, as amended to date (the “Credit Agreement”), with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expires in March 2017.  Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed the borrowing base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000 which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the six months ended June 30, 2014, which was 3.16% at June 30, 2014.  Interest on the Facilities is payable monthly.

We are required to maintain a trailing twelve month EBITDA under the Credit Agreement of $12.0 million for the second quarter of 2014, and $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We  are required to maintain a fixed charge coverage ratio of 1.0 to 1.0 for the second and third quarters of 2014, and we will be required to maintain a fixed charge coverage of 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with our covenants at June 30, 2014 and 2013.

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

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2014 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)