Form 10-Q
period 2014-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2014-10-29
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October  24, 2014, there were 7,072,019 shares of the Registrant’s common stock outstanding.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2014	2013	2014	2013

Net sales	$53,626	$48,460	$152,602	$140,482
Cost of products sold	44,983	46,022	129,489	128,090

Gross margin	8,643	2,438	23,113	12,392
Selling, general and administrative expenses	5,520	4,467	15,317	13,815

Operating income (loss)	3,123	(2,029)	7,796	(1,423)
Interest expense and other financing costs	(949)	(752)	(2,854)	(2,278)
Other (expense) income, net	(4)	418	(1)	481

Income (loss) before income taxes	2,170	(2,363)	4,941	(3,220)
Provision (benefit) for income taxes	775	(652)	2,596	(2,027)

Net income (loss)	$1,395	$(1,711)	$2,345	$(1,193)

Net income (loss) per common share - Basic	$0.20	$(0.25)	$0.33	$(0.17)

Net income (loss) per common share - Diluted	$0.20	$(0.25)	$0.33	$(0.17)

Weighted average shares of common stock outstanding
Basic	7,039,823	6,960,967	7,028,658	6,943,208
Diluted	7,539,291	6,960,967	7,114,121	6,943,208

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$705	$307
Accounts receivable (less allowance for doubtful accounts of $20 and $84, respectively)	33,526	21,447
Inventory, net	93,871	82,593
Deferred income taxes	6,843	13,042
Other current assets	3,098	3,906

Total current assets	138,043	121,295

Property, plant and equipment, net	198,487	203,590
Goodwill	20,268	20,268
Other long-term assets	2,087	2,771

Total assets	$358,885	$347,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,829	$14,288
Accrued employment costs	5,707	3,430
Current portion of long-term debt	3,000	3,000
Other current liabilities	1,048	1,023

Total current liabilities	30,584	21,741

Long-term debt	88,091	86,796
Deferred income taxes	38,643	42,532
Other long-term liabilities	312	397

Total liabilities	157,630	151,466

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,364,874 and 7,310,138 shares issued, respectively	7	7
Additional paid-in capital	52,140	49,688
Retained earnings	151,398	149,053
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	201,255	196,458

Total liabilities and stockholders’ equity	$358,885	$347,924

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,

	2014	2013

Operating Activities:
Net income (loss)	$2,345	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,026	12,174
Deferred income tax	2,310	(2,737)
Share-based compensation expense	1,564	1,363
Changes in assets and liabilities:
Accounts receivable, net	(12,079)	(4,712)
Inventory, net	(12,440)	12,212
Accounts payable	6,541	1,435
Accrued employment costs	2,277	(1,378)
Income taxes	246	552
Other, net	482	4,252

Net cash provided by operating activities	4,272	21,968

Investing Activity:
Capital expenditures	(6,077)	(10,351)

Net cash used in investing activity	(6,077)	(10,351)

Financing Activities:
Borrowings under revolving credit facility	82,416	63,328
Payments on revolving credit facility	(78,871)	(74,720)
Payments on term loan facility	(2,250)	(750)
Proceeds from the issuance of common stock	908	809
Payment of deferred financing costs	-	(487)
Purchase of treasury stock	-	(38)

Net cash provided by (used in) financing activities	2,203	(11,858)

Net increase (decrease) in cash	398	(241)
Cash at beginning of period	307	321

Cash at end of period	$705	$80

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

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).”    This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 2:  Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in thousands, except per share amounts)	2014	2013	2014	2013

Numerator:

Net income (loss)	$1,395	$(1,711)	$2,345	$(1,193)
Adjustment for interest expense on convertible notes	132	-	-	-

Net income (loss), as adjusted	$1,527	$(1,711)	$2,345	$(1,193)

Denominator:

Weighted average number of shares of common stock outstanding	7,039,823	6,960,967	7,028,658	6,943,208
Weighted average effect of dilutive stock options and other stock compensation	72,072	-	85,463	-
Weighted average effect of assumed conversion of convertible notes	427,396	-	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,539,291	6,960,967	7,114,121	6,943,208

Net income (loss) per common share:

Net income (loss) per common share - Basic	$0.20	$(0.25)	$0.33	$(0.17)

Net income (loss) per common share - Diluted	$0.20	$(0.25)	$0.33	$(0.17)

The adjustment for interest expense on convertible notes is net of tax.  An adjustment for interest expense on convertible notes was excluded from the diluted earnings per share calculation for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013 as a result of the convertible notes being antidilutive.

We had granted options to purchase 442,300 and 345,300 shares of common stock at an average price of $35.20 and $35.46 for the three months ended September 30, 2014 and 2013, respectively, which were excluded in the computation of diluted net income (loss) per common share. We had granted options to purchase 351,800 and 273,800 shares of common stock at an average price of $36.31 and $36.22 for the nine months ended September 30, 2014 and 2013, respectively, which were excluded in the computation of diluted net income (loss) per common share. These outstanding options were not included in the computation of diluted net income (loss) per common share because their respective exercise prices were greater than the average market price of our common stock.  In addition, the calculation of diluted earnings per share for the nine months ended September 30, 2014 excluded 427,914 shares for the assumed conversion of convertible notes as a result of being anti-dilutive.  The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 would have included 99,380 and 124,964 shares, respectively, for the assumed exercise of stock options and other stock compensation under our share incentive plans and 427,396 and 427,914 shares for the three and nine months ended September 30, 2013, respectively, for the assumed conversion of convertible notes, except that we were in a net loss position and no anti-dilution is permitted.

Note 3:  Inventory

Our inventory consists of raw materials, primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, manganese and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.    Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2014 and 2013, we amortized these operating materials in the amount of $1.2 million and $867,000, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition.  During 2014, we scrapped inventory that was no longer considered sellable and returned it to our melt shop.  Prior to this disposition, the inventory was reserved for.  Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2014	2013

Raw materials and starting stock	$7,989	$6,848
Semi-finished and finished steel products	78,391	69,333
Operating materials	8,829	8,463

Gross inventory	95,209	84,644
Inventory reserves	(1,338)	(2,051)

Total inventory, net	$93,871	$82,593

Note 4:  Goodwill

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

We conduct our annual impairment test during the fourth quarter of each year.   Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of the reporting unit to fall below its carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 30, 2014, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in our market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

Note 5:   Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2014	2013

Revolving credit facility	$51,350	$49,350
Convertible notes	20,000	20,000
Term loan	16,250	18,500
Swing loan credit facility	3,491	1,946

Total debt	91,091	89,796
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$88,091	$86,796

Credit Facility

We have a Credit Agreement (as amended to date the “Credit Agreement”) with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expire in March 2017.  Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2014, which was 2.66% at September 30, 2014.  Interest on the Facilities is payable monthly.

We were required to maintain a trailing twelve month EBITDA under the Credit Agreement of $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We were required to maintain a fixed charge coverage ratio of 1.0 to 1.0 for the third quarter of 2014, and we will be required to maintain a fixed charge coverage of 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with all our covenants at September 30, 2014 and December 31, 2013.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Facilities.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Note 6:   Fair Value Measurement

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2014 and December 31, 2013 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at September 30, 2014 and December 31, 2013 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At September 30, 2014 and December 31, 2013, the fair value of our Notes was approximately $23.3 million (Level 2).

Note 7:   Commitments and Contingencies

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

Note 8:  Income Taxes

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

Including the effect of the discrete tax items, our effective tax rates for the three months ended September 30, 2014 and 2013 were 35.7% and (27.6)%, respectively.  For the nine months ended September 30, 2014 and 2013, our effective tax rates were 52.5% and (63.0)%, respectively.

For the nine months ended September 30, 2014 and 2013, our estimated annual effective tax rates applied to ordinary income was 34.0% and (47.0)%, respectively.  Our overall effective tax rates for the nine months ended September 30, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $915,000 due to a change in the New York state tax rate to zero percent (0%) for qualified New York manufacturers, a settlement with Pennsylvania regarding certain expenses deducted, and prior year research and development (“R&D”) tax credits.

On March 31, 2014, new tax legislation was enacted in New York that reduced the state income tax rate to zero percent (0%) for qualified manufacturers, such as Universal, for tax years beginning on or after January 1, 2014.  Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  As a result of this new legislation, we placed a full valuation allowance on our remaining corresponding deferred tax asset in the amount of $596,000 during the first quarter of 2014.  In addition, we reached a settlement with Pennsylvania on certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.  As a result of this matter, we recorded a discrete tax charge of $247,000, net of the federal tax benefit, during the first quarter of 2014 related to this settlement and all remaining open tax years.

The effective tax rate for the nine months ended September 30, 2013 was positively affected by the benefit of a reduced state apportionment factor based on year-to-date sales, 2013 R&D tax credits, and by $513,000 for 2012 R&D tax credits, which was considered to be a discrete tax item.

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

During the third quarter of 2014, we continued to see increased demand for our products, led by the aerospace market, as our revenues increased to $53.6 million, an increase of $1.3 million, or 2.5%, compared to the second quarter of 2014.  In our primary end markets, we saw a sequential increase in our third quarter 2014 aerospace and heavy equipment net sales of $1.8 million, or 5.9%, and $975,000, or 26.4%, respectively over the second quarter of 2014 as business conditions improved in both of these end markets.  These increases were offset by lower sales levels in our power generation end market as net sales were down $842,000, or 12.9%, over second quarter 2014 levels while net sales in both our oil and gas and general industrial end markets combined decreased by $684,000 from second quarter 2014 levels.  During the third quarter of 2014, our premium alloy products sales represented $3.3 million, or 6.2%, of total sales compared to $4.3 million, or 8.1%, of total sales in the second quarter of 2014.  Our premium alloy products are primarily sold to the aerospace end market.  Our nine month 2014 net sales were approximately $152.6 million, or an 8.6% increase, compared to net sales of $140.5 million in the same period of 2013 as we have seen increased demand across all our end markets with the exception of power generation as that market is being primarily driven by maintenance business rather than new turbine builds.   Our backlog at September 30, 2014, before surcharges, was $61.0 million and was basically flat with the second quarter of 2014.  After coming off seasonally lower booking levels in July and August, in September, we had our second largest bookings month of 2014 of $19.0 million.  At our North Jackson facility, we continue to work on gaining customer approvals for our higher value added nickel alloy products to expand our revenue base as we move into future periods.  Although we continue to see improvements in our end markets, especially aerospace, as demand for newer fuel efficient planes grows, most of our customer base still remain cautious in their buying patterns, but we remain optimistic for future growth as we move towards 2015.

Over the first nine months of 2014, our overall manufacturing activity levels have increased significantly compared to 2013 activity levels, thus we were better able to absorb costs due to more consistent levels of demand and production.  We continue to focus our attention on reducing scrap rates and improving yields, while controlling plant operating spending at each of our facilities.  As a result of these efforts and improved business conditions, our gross margins for the past two quarters were 16.1% and year to date are 15.1% compared to a gross margin of 7.7% posted for the full year in 2013.  Our selling, general and administrative expenses have increased $1.5 million over the first nine months of 2014 compared to 2013 primarily as a result of accruing expenses under our variable incentive compensation plan due to our improved profitability in 2014 compared to 2013.  We continue to be diligent in managing our inventory levels to customer demand while managing our borrowings under our credit facility to support working capital and capital expenditures requirements.  As we move into the fourth quarter of 2014, which historically is seasonally lower than the other three quarters of the year due to holidays and customers delaying year-end shipments, we will remain diligent in our efforts to control costs while managing our working capital requirements as we execute our strategy to move to higher value added products to further drive profitability and growth.

Results of Operations

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three months ended September 30,
(in thousands, except shipped ton information)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$41,561	77.5%	$38,133	78.8%	$3,428	9.0%
High-strength low alloy steel	4,541	8.5	4,373	9.0	168	3.8
Tool steel	4,254	7.9	3,849	7.9	405	10.5
High-temperature alloy steel	1,555	2.9	1,168	2.4	387	33.1
Conversion services and other sales	1,715	3.2	937	1.9	778	83.0

Total net sales	53,626	100.0	48,460	100.0	5,166	10.7
Cost of products sold	44,983	83.9	46,022	95.0	(1,039)	(2.3)

Gross margin	8,643	16.1	2,438	5.0	6,205	254.5
Selling, general and administrative expenses	5,520	10.3	4,467	9.2	1,053	23.6

Operating income (loss)	3,123	5.8	(2,029)	(4.2)	5,152	253.9
Interest expense and other financing costs	(949)	(1.8)	(752)	(1.6)	(197)	(26.2)
Other (expense) income, net	(4)	-	418	0.9	(422)	(101.0)

Income (loss) before income taxes	2,170	4.0	(2,363)	(4.9)	4,533	191.8
Provision (benefit) for income taxes	775	1.4	(652)	(1.4)	1,427	(218.9)

Net income (loss)	$1,395	2.6%	$(1,711)	(3.5)%	$3,106	181.5

Tons shipped	10,216		9,843		373	3.8%

Sales dollars per shipped ton	$5,249		$4,923		$326	6.6%

Market Segment Information
	Three months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$36,897	68.7%	$30,748	63.5%	$6,149	20.0%
Forgers	6,257	11.7	4,688	9.7	1,569	33.5
Rerollers	5,405	10.1	8,577	17.7	(3,172)	(37.0)
Original equipment manufacturers	3,352	6.3	3,510	7.2	(158)	(4.5)
Conversion services and other sales	1,715	3.2	937	1.9	778	83.0

Total net sales	$53,626	100.0%	$48,460	100.0%	$5,166	10.7%

Melt Type Information
	Three months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$48,608	90.6%	$43,808	90.4%	$4,800	11.0%
Premium alloys (A)	3,303	6.2	3,715	7.7	(412)	(11.1)
Conversion services and other sales	1,715	3.2	937	1.9	778	83.0

Total net sales	$53,626	100.0%	$48,460	100.0%	$5,166	10.7%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$31,972	59.6%	$28,723	59.2%	$3,249	11.3%
Power generation	5,710	10.7	6,378	13.2	(668)	(10.5)
Oil & gas	5,121	9.5	5,045	10.4	76	1.5
Heavy equipment	4,672	8.7	4,167	8.6	505	12.1
General industrial, conversion services and other sales	6,151	11.5	4,147	8.6	2,004	48.3

Total net sales	$53,626	100.0%	$48,460	100.0%	$5,166	10.7%

Net sales:

Net sales for the three months ended September 30, 2014 increased $5.2 million, or 10.7%, as compared to the three months ended September 30, 2013.  This increase reflects a 3.8% increase in consolidated shipments for the three months ended September 30, 2014, compared to the same prior year period.  In addition, our sales dollars per shipped ton increased by 6.6% from the three months ended September 30, 2013 to the three months ended September 30, 2014. The increase in both sales and sales dollars per shipped ton is partially a result of increased base prices and surcharges as well as more favorable product mix.  As noted in the table above, product sales to all of our end markets, except power generation, increased as overall business conditions in most of our end markets has improved during 2014, especially the aerospace market.  During the three months ended September 30, 2014, we recognized a $4.8 million, or 11.0%, increase in specialty alloy sales when compared to the three months ended September 30, 2013.  Sales of our premium alloys decreased 11.1% to $3.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Our premium alloy sales are primarily to the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 16.1% and 5.0% for the three months ended September 30, 2014 and 2013, respectively.  The improvement in our gross margin for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is largely a result of improved yields, lower scrap rates, better product mix, and higher operating levels due to improved business conditions.    During the three months ended September 30, 2013, we decreased production levels as the result of lower demand for our products at that time and were unable to absorb all of our fixed costs, which negatively impacted our results for the three months ended September 30, 2013.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by $1.1 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to accrued expenses related to our variable incentive compensation plan of $660,000 as the result of our increased profitability in 2014 as compared to 2013.  As a percentage of sales, our SG&A expenses increased to 10.3% during the three months ended September 30, 2014 from 9.2% for the three months ended September 30, 2013.

Interest expense and other financing costs:

Our interest expense and other financing costs increased to $949,000 for the three months ended September 30, 2014 from  $752,000 for the three months ended September 30, 2013.   These costs include deferred financing amortization of $160,000 and $116,000 for the three months ended September 30, 2014 and 2013, respectively. The overall increase is primarily due to higher interest rates incurred on our debt in 2014 when compared to 2013 and higher deferred financing amortization costs as a result of the two amendments to our credit facilities in 2013. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.

Other income:

During the quarter ended September 30, 2013, we entered into a settlement agreement with the sellers of the North Jackson facility, whereby we received  $425,000 as a final settlement of certain claims under an escrow agreement that was entered into at the time of acquisition to satisfy certain claims under the purchase agreement.  As a result of the settlement, we recognized a gain of $402,000 during the three months ended September 30, 2013, which is included as a component of other income on the consolidated statements of operations.

Provision (benefit) for income taxes:

For the three months ended September 30, 2014 and 2013, our estimated annual effective tax rates applied to ordinary income were 34.0% and (47.0)%, respectively.

Including the effect of the discrete tax items, our effective tax rates for the three months ended September 30, 2014 and 2013 were  35.7% and (27.6)%, respectively.

Net income (loss):

Our net income (loss) increased to $1.4 million, or $0.20 per diluted share, for the three months ended September 30, 2014 from a net loss of  $(1.7) million, or $(0.25) per diluted share, for the three months ended September 30, 2013 for the reasons stated above.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Nine months ended September 30,
(in thousands, except shipped ton information)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$120,233	78.8%	$105,803	75.3%	$14,430	13.6%
High-strength low alloy steel	11,787	7.7	14,831	10.6	(3,043)	(20.5)
Tool steel	11,315	7.4	13,951	9.9	(2,636)	(18.9)
High-temperature alloy steel	4,570	3.0	3,243	2.3	1,327	40.9
Conversion services and other sales	4,697	3.1	2,654	1.9	2,043	77.0

Total net sales	152,602	100.0	140,482	100.0	12,120	8.6
Cost of products sold	129,489	84.9	128,090	91.2	1,399	1.1

Gross margin	23,113	15.1	12,392	8.8	10,721	86.5
Selling and administrative expenses	15,317	10.0	13,815	9.8	1,502	10.9

Operating income (loss)	7,796	5.1	(1,423)	(1.0)	9,219	NM
Interest expense and other financing costs	(2,854)	(1.9)	(2,278)	(1.6)	(576)	(25.3)
Other (expense) income, net	(1)	-	481	0.3	(482)	(100.1)

Income (loss) before income taxes	4,941	3.2	(3,220)	(2.3)	8,161	253.5
Provision (benefit) for income taxes	2,596	1.7	(2,027)	(1.5)	4,623	(228.1)

Net income (loss)	$2,345	1.5%	$(1,193)	(0.8)%	$3,538	296.6

Tons shipped	29,461		28,027		1,434	5.1%

Sales dollars per shipped ton	$5,180		$5,012		$168	3.4%

NM – Not meaningful

Market Segment Information
	Nine months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$100,659	66.0%	$92,360	65.7%	$8,299	9.0%
Forgers	19,719	12.9	15,750	11.2	3,969	25.2
Rerollers	16,257	10.7	19,657	14.0	(3,400)	(17.3)
Original equipment manufacturers	11,270	7.3	10,061	7.2	1,209	12.0
Conversion services and other sales	4,697	3.1	2,654	1.9	2,043	77.0

Total net sales	$152,602	100.0%	$140,482	100.0%	$12,120	8.6%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$137,648	90.2%	$130,027	92.5%	$7,621	5.9%
Premium alloys (A)	10,257	6.7	7,801	5.6	2,456	31.5
Conversion services and other sales	4,697	3.1	2,654	1.9	2,043	77.0

Total net sales	$152,602	100.0%	$140,482	100.0%	$12,120	8.6%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2014		2013

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$88,869	58.2%	$79,448	56.5%	$9,421	11.9%
Power generation	17,677	11.6	16,668	11.9	1,009	6.1
Oil & gas	14,776	9.7	15,821	11.3	(1,045)	(6.6)
Heavy equipment	12,328	8.1	15,201	10.8	(2,873)	(18.9)
General industrial, conversion services and other sales	18,952	12.4	13,344	9.5	5,608	42.0

Total net sales	$152,602	100.0%	$140,482	100.0%	$12,120	8.6%

Net sales:

Net sales for the nine months ended September 30, 2014 and 2013 increased $12.1 million, or 8.6%, as compared to the nine months ended September 30, 2013.  This increase primarily reflects a 5.1% increase in consolidated shipments for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  In addition, our sales dollars per shipped ton increased by 3.4% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase in both sales and sales dollars per shipped ton is partially a result of increased base prices and surcharges as well as more favorable product mix. Our product sales to our aerospace and power generation end markets increased. Although sales to our heavy equipment and oil and gas end markets did decrease during the nine months ended September 30, 2014, we are seeing improvements in the overall business conditions in most of our end markets, especially aerospace.  During the nine months ended September 30, 2014, we recognized a $2.5 million, or 31.5%, increase in premium alloy sales when compared to the same period in 2013.  Our premium alloy sales increased from 5.6% of total sales for the nine months ended September 30, 2013 to 6.7% in the current period.  Our premium alloy sales are primarily  to the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 15.1% and 8.8% for the nine months ended September 30, 2014 and 2013, respectively.  The improvement in our gross margin over the first nine months of 2014 when compared to the same prior year period is largely a result of a better product mix, improved yields and scrap rates, and higher operating levels due to improved business conditions, which negatively impacted our results for the nine months ended September 30, 2013.

Selling, general and administrative expenses:

Our SG&A expenses increased by $1.5 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increased accrued expenses related to our variable incentive compensation plan of $1.3 million as the result of our increased profitability in 2014 as compared to 2013, which were offset by a decrease in severance expense. We incurred $356,000 in severance expense in the nine months ended September 30, 2013 from the departure of a senior executive.  There were no similar severance expenses in the nine months ended September 30, 2014. As a percentage of sales, our SG&A expenses increased to 10.0% for the nine  months ended September 30, 2014, as compared to 9.8% during the nine months ended September 30, 2013.

Interest expense and other financing costs:

Our interest expense and other financing costs increased to $2.9 million for the nine months ended September 30, 2014 from  $2.3 million for the nine months ended September 30, 2013.   These costs include deferred financing amortization of $484,000 and $311,000 for the nine months ended September 30, 2014 and 2013, respectively. The overall increase is primarily due to higher interest rates incurred on our debt in 2014 when compared to 2013 and higher deferred financing amortization costs as a result of the two amendments to our credit facilities in 2013. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.

Other income:

During the nine months ended September 30, 2013, we entered into a settlement agreement with the sellers of the North Jackson facility, whereby we received  $425,000 as a final settlement of certain claims under an escrow agreement that was entered into at the time of acquisition to satisfy certain claims under the purchase agreement.  As a result of the settlement, we recognized a gain of $402,000 during the nine months ended September 30, 2013, which is included as a component of other income on the consolidated statements of operations.

Provision (benefit) for income taxes:

Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 52.5% and (63.0)%, respectively. Our overall effective tax rates for the nine months ended September 30, 2014, which reflects federal and state taxable income, also includes net discrete tax expenses of $915,000 due to a change in the New York state tax rate to zero percent (0%) for qualified New York manufacturers, a settlement with Pennsylvania regarding certain expenses deducted, and prior year research and development (“R&D”) tax credits.

On March 31, 2014, new tax legislation was enacted in New York that reduced the New York state income tax rate to zero percent (0%) for qualified manufacturers, such as Universal, for tax years beginning on or after January 1, 2014.  Prior to this legislation, our facility in Dunkirk operated in a New York State Empire Zone and qualified to benefit from investments made and employees hired, and as such, we had recorded a deferred tax asset on these investments.  As a result of this new legislation, we placed a full valuation allowance on our remaining corresponding deferred tax asset in the amount of $596,000 during the first quarter of 2014.  In addition, we reached a settlement with Pennsylvania on certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.  As a result of this matter, we recorded a discrete tax charge of $247,000, net of the federal tax benefit, during the first quarter of 2014 related to this settlement and all remaining open tax years.  Our effective tax rate for the nine months ended September 30, 2013 reflects a benefit from a reduced state apportionment factor. Our effective tax rate for the nine months ended September 30, 2013 also included a net discrete tax benefit of $446,000 for R&D tax credits. An extension of the R&D tax credit for 2014 has not been enacted by Congress.  Our estimated annual effective tax rate on ordinary income for 2014 is 34.0%.

Net income (loss):

Our net income (loss) increased to $2.3 million, or $0.33 per diluted share, for the nine months ended September 30, 2014 from a net loss of  $(1.2) million, or $(0.17) per diluted share, for the nine months ended September 30, 2013 for the reasons stated above.

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

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  This topic converges the guidance within U.S. generally accepted accounting principles and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Liquidity and Capital Resources

Historically and currently, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  At September 30, 2014, our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, increased by $16.8 million to $106.6 million compared to $89.8 million at December 31, 2013.  Our net accounts receivable balances increased $12.1 million primarily as a result of a 33.1% increase in net sales for the quarter ended September 30, 2014 compared to the quarter ended December 31, 2013.  Inventory levels increased by $11.3 million to $93.9 million as of September 30, 2014 from $82.6 million as of December 31, 2013 due to planned increases on certain product grades as a result of increased customer activity and improved sales levels over 2013. Our accounts payable balance increased by $6.5 million to $20.8 million as of September 30, 2014 from $14.3 million as of December 31, 2013 due to increased operating activity and the timing of vendor payments.

Net cash provided by operating activities:

During the nine months ended September 30, 2014, we generated net cash from operating activities of $4.3 million.  During the nine months ended September 30, 2014, our net income adjusted for non-cash expenses generated approximately $19.2 million of cash. The increase in our net inventory and net accounts receivable used $12.4 million and $12.1 million of cash, respectively which was partially offset by the net increase in our accounts payable and other accruals and assets which provided $9.5 million in cash.

During the nine months ended September 30, 2013, we generated net cash from operating activities of $22.0 million.  The net increase in our net inventory and accounts payable provided $13.6 million in cash, which was partially offset by changes in our net accounts receivable, other assets and liabilities which used $1.3 million of cash. In addition, during the nine months ended September 30, 2013, our net income adjusted for non-cash expenses generated approximately $9.6 million of cash.

Net cash used in investing activity:

During the nine months ended September 30, 2014, we used $6.1 million in cash for capital expenditures compared to $10.4 million during the nine months ended September 30, 2013.  The primary reason for reduced capital spending during the nine months ended September 30, 2014 as compared to the same period in 2013 was that we completed the North Jackson facility build-out during the first nine months of 2013 with capital expenditures of $5.0 million.  We believe that overall capital expenditures in 2014 will be similar to 2013 spending levels, as we anticipate higher capital spending on certain projects in the last quarter of 2014.

Net cash provided by (used in) financing activities:

During the nine months ended September 30, 2014, our financing activities provided $2.2 million in cash.  Net cash provided from borrowings under our credit facility was approximately $3.5 million. Additionally, we received $908,000 in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support higher inventory and operating levels.

During the nine months ended September 30, 2013, we used $11.9 million in cash for our financing activities.  Of that amount, approximately $12.1 million of our cash was utilized to reduce our bank debt.   In addition, we used $487,000 to amend our credit facility during the nine months ended September 30, 2013, which was offset by the receipt of $809,000 from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.

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

The following table reflects the average market values per pound for selected months during the last 10-month period:

	September	June	March	December
	2014	2014	2014	2013

Nickel	$8.20	$8.42	$7.10	$6.31
Chrome	$1.17	$1.16	$1.12	$1.04
Molybdenum	$12.50	$14.75	$10.13	$9.73
Carbon scrap	$0.18	$0.18	$0.18	$0.19

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Credit Agreement (as amended to date the “Credit Agreement”) with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expire in March 2017.  Under the Credit Agreement, our loan availability under the Revolver is calculated monthly based upon our accounts receivable and inventory balances.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2014, which was 2.66% at September 30, 2014.  Interest on the Facilities is payable monthly.

We were required to maintain a trailing twelve month EBITDA under the Credit Agreement of $14.0 million for the third quarter of 2014. Beginning with the fourth quarter of 2014, we will be required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 for the period December 31, 2014 to March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We  were required to maintain a fixed charge coverage ratio of 1.0 to 1.0 for the third quarter of 2014, and we will be required to maintain a fixed charge coverage of 1.1 to 1.0 from the fourth quarter of 2014 to maturity. We were in compliance with all our covenants at September 30, 2014 and December 31, 2013.

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Facilities.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2014

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)