Form 10-Q
period 2015-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2015-04-29
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April  27, 2015, there were 7,090,663 shares of the Registrant’s common stock outstanding.

i

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL INFORMATION

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,

	2015	2014

Net sales	$55,983	$46,667
Cost of products sold	50,273	40,607

Gross margin	5,710	6,060
Selling, general and administrative expenses	4,694	4,628

Operating income	1,016	1,432
Interest expense and other financing costs	(782)	(863)
Other (expense) income, net	(44)	4

Income before income taxes	190	573
Provision for income taxes	65	1,072

Net income (loss)	$125	$(499)

Net income (loss) per common share - Basic	$0.02	$(0.07)

Net income (loss) per common share - Diluted	$0.02	$(0.07)

Weighted average shares of common stock outstanding
Basic	7,054,469	7,014,836
Diluted	7,093,951	7,014,836

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2015	2014

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$223	$142
Accounts receivable (less allowance for doubtful accounts of $9 and $17, respectively)	33,498	29,057
Inventory, net	98,437	101,070
Deferred income taxes	9,683	9,683
Other current assets	3,692	2,681

Total current assets	145,533	142,633

Property, plant and equipment, net	198,988	199,795
Goodwill	20,268	20,268
Other long-term assets	1,635	1,861

Total assets	$366,424	$364,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,237	$25,009
Accrued employment costs	3,709	6,011
Current portion of long-term debt	3,000	3,000
Other current liabilities	993	861

Total current liabilities	30,939	34,881

Long-term debt	88,821	83,875
Deferred income taxes	42,108	42,108
Other long-term liabilities	65	63

Total liabilities	161,933	160,927

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,383,518 and 7,371,018 shares issued, respectively	7	7
Additional paid-in capital	53,546	52,810
Retained earnings	153,228	153,103
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	204,491	203,630

Total liabilities and stockholders’ equity	$366,424	$364,557

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,

	2015	2014

Operating Activities:
Net income (loss)	$125	$(499)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,555	4,208
Deferred income tax	-	733
Share-based compensation expense	539	525
Changes in assets and liabilities:
Accounts receivable, net	(4,441)	(6,615)
Inventory, net	2,093	(8,990)
Accounts payable	(1,772)	12,449
Accrued employment costs	(2,302)	765
Income taxes	(100)	520
Other, net	(777)	(897)

Net cash (used in) provided by operating activities	(2,080)	2,199

Investing Activity:
Capital expenditures	(2,982)	(1,322)

Net cash used in investing activity	(2,982)	(1,322)

Financing Activities:
Borrowings under revolving credit facility	35,312	15,056
Payments on revolving credit facility	(29,616)	(16,045)
Payments on term loan facility	(750)	(750)
Proceeds from the issuance of common stock	197	648

Net cash provided by (used in) financing activities	5,143	(1,091)

Net increase (decrease) in cash	81	(214)
Cash at beginning of period	142	307

Cash at end of period	$223	$93

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. All intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).”  This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early application is not permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs."  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period, and early application is permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 2:  Net income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended
	March 31,

(dollars in thousands, except per share amounts)	2015	2014

Numerator:

Net income (loss)	$125	$(499)
Adjustment for interest expense on convertible notes (A)	-	-

Net income (loss), as adjusted	$125	$(499)

Denominator:

Weighted average number of shares of common stock outstanding	7,054,469	7,014,836
Weighted average effect of dilutive stock options and other stock compensation	39,482	-

Weighted average number of shares of common stock outstanding, as adjusted	7,093,951	7,014,836

Net income (loss) per common share:

Net income (loss) per common share - Basic	$0.02	$(0.07)

Net income (loss) per common share - Diluted	$0.02	$(0.07)

(A)

An adjustment for interest expense on convertible notes was excluded from the net income (loss) per share calculation for the three months ended March 31, 2015 and 2014, as a result of the convertible notes being antidilutive.

We had options to purchase 562,300 and 249,800 shares of common stock outstanding at an average price of $33.97 and $37.04, which were excluded in the computation of diluted net income (loss) per common share for the three months ended March 31, 2015 and 2014, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 excluded 427,459 shares for the assumed conversion of convertible notes as a result of being anti-dilutive.  In addition, the calculation of diluted earnings per share for the three months ended March 31, 2014 excluded 93,752 shares for the assumed exercise of stock options and restricted stock under our share incentive plans, as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, manganese and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2015 and 2014, we amortized these operating materials in the amount of $540,000 and $405,000, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2015	2014

Raw materials and starting stock	$9,060	$8,943
Semi-finished and finished steel products	81,978	84,816
Operating materials	8,968	8,759

Gross inventory	100,006	102,518
Inventory reserves	(1,569)	(1,448)

Total inventory, net	$98,437	$101,070

Note 4:  Goodwill

We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that fair value is less than its carrying amount.  Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions.  We may elect to bypass this qualitative assessment and perform a two-step quantitative test.  We test for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining fair value in the annual impairment test of goodwill.  We believe that the combination of the valuation models provides a more appropriate valuation by taking into account different marketplace participant assumptions.  Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature.  The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

We conduct our annual impairment test during the fourth quarter of each year.   Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of the reporting unit to fall below its carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 31, 2015, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in our market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

Note 5:  Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2015	2014

Revolving credit facility	$53,350	$51,350
Convertible notes	20,000	20,000
Term loan	14,750	15,500
Swing loan credit facility	3,721	25

Total debt	91,821	86,875
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$88,821	$83,875

Credit Facility

We have a Credit Agreement (as amended to date, the “Credit Agreement”) with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expire in March 2017.  Under the Credit Agreement, our loan availability under the Revolver (“Borrowing Base”) is calculated monthly based upon our accounts receivable and inventory balances.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2015, which was 2.18% at March 31, 2015.  Interest on the Facilities is payable monthly.

We are required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 at March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 to maturity.  We were in compliance with all our covenants at March 31, 2015 and December 31, 2014.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2015 and December 31, 2014 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at March 31, 2015 and December 31, 2014 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At March 31, 2015 and December 31, 2014, the fair value of our Notes was approximately $20.5 million (Level 2).

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

For the three months ended March 31, 2015 and 2014, our estimated annual effective tax rates applied to ordinary income was 34.9% and 35.4%, respectively.

Including the effect of discrete items, our effective tax rate for the three months ended March 31, 2015 and 2014 was 34.2% and 187.1%, respectively.  The effective tax rate for the three months ended March 31, 2014 was reflective of a net discrete tax expense of $869,000.  The $869,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil & gas and general industrial markets. We also perform conversion services on materials supplied by customers.

We continued to see increased sales for our products in the first quarter of 2015, as our revenues increased to $56.0 million, an increase of $9.3 million, or 20%, compared to the first quarter of 2014 and an increase of almost 6% from the fourth quarter of 2014.  Net sales increased in all of our targeted end markets compared with the first quarter of 2014, with aerospace sales up 26%, power generation sales up 35%, oil & gas sales up 44% and heavy equipment sales up 1%.  Compared with the fourth quarter of 2014, our aerospace net sales increased 5%, power generation sales were up 26% and oil & gas sales were up 30%, while heavy equipment net sales were 31% lower sequentially.  During the first quarter of 2015, our sales of premium alloy products, which we define as all vacuum induction melt (“VIM”) products, reached a record high for us in both sales dollars and as a percent of net sales, representing $5.0 million, or 9.0%, of total net sales, compared to $2.7 million, or 5.8% of total net sales, in the first quarter of 2014, and $3.6 million, or 6.7%, of total net sales, in the fourth quarter of 2014.  Our premium alloy products are primarily sold to the aerospace end market. Our backlog at March 31, 2015, before surcharges, was $58.5 million, or 4.2% lower than the fourth quarter of 2014, as bookings were consistent with the fourth quarter of 2014.  With falling raw material commodity prices that began late last year, especially nickel, and the sudden drop in carbon scrap pricing that occurred during the first quarter of 2015, we are experiencing a misalignment of surcharges compared to the material costs of products shipped in the first quarter of 2015 that were produced in prior periods.  In addition to severely cold conditions in the first quarter that hampered our operations, we also experienced higher than normal scrap rates in the first quarter of 2015, related in part to research and development.  As a result of these factors, we experienced a decline in our first quarter 2015 gross margin as a percentage of net sales to 10.2% compared to gross margins of 13.0% and 16.8%  for the first and fourth quarters of 2014, respectively.  Our selling, general and administrative costs were $4.7 million for the first quarter of 2015, or flat compared with the first quarter of 2014, but were $1.1 million, or 19% lower than the fourth quarter of 2014, due primarily to lower variable compensation expense.

With a lower backlog and uncertainty in the oil & gas market, we believe that our second quarter 2015 sales will be somewhat lower than the first quarter of 2015.  Given current business conditions, we are taking pro-active measures to reduce our overall operating costs as well as reducing our inventory levels over the coming quarter as we remain diligent in managing our working capital requirements.    At the same time, we will continue to work on gaining customer approvals for our higher value added nickel alloy products to expand our revenue base as we move into future periods.  Although the first half of 2015 will be challenging with the impact of lower oil & gas market demand and until we see a better alignment of our material costs with lower surcharges, we continue to see customers buying to their needs.

Results of Operations

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three months ended March 31,
(in thousands, except shipped ton information)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$44,398	79.3%	$36,627	78.5%	$7,771	21.2%
High-strength low alloy steel	5,278	9.5	3,795	8.1	1,483	39.1
Tool steel	3,807	6.8	3,672	7.9	135	3.7
High-temperature alloy steel	1,418	2.5	1,220	2.6	198	16.2
Conversion services and other sales	1,082	1.9	1,353	2.9	(271)	(20.0)

Total net sales	55,983	100.0	46,667	100.0	9,316	20.0
Cost of products sold	50,273	89.8	40,607	87.0	9,666	23.8

Gross margin	5,710	10.2	6,060	13.0	(350)	(5.8)
Selling, general and administrative expenses	4,694	8.4	4,628	9.9	66	1.4

Operating income	1,016	1.8	1,432	3.1	(416)	29.1
Interest expense	(622)	(1.1)	(698)	(1.5)	76	10.9
Deferred financing amortization	(160)	(0.3)	(165)	(0.4)	5	3.0
Other (expense) income, net	(44)	(0.1)	4	-	(48)	NM

Income before income taxes	190	0.3	573	1.2	(383)	66.8
Provision for income taxes	65	0.1	1,072	2.3	(1,007)	(93.9)

Net income (loss)	$125	0.2%	$(499)	(1.1)%	$624	125.1

Tons shipped	9,892		9,325		567	6.1%

Sales dollars per shipped ton	$5,659		$5,005		$654	13.1%

NM – Not meaningful

Market Segment Information
	Three months ended March 31,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$37,412	66.8%	$28,791	61.7%	$8,621	29.9%
Original equipment manufacturers	6,945	12.4	3,916	8.4	3,029	77.3
Rerollers	6,657	11.9	6,225	13.3	432	6.9
Forgers	3,887	7.0	6,382	13.7	(2,495)	(39.1)
Conversion services and other sales	1,082	1.9	1,353	2.9	(271)	(20.0)

Total net sales	$55,983	100.0%	$46,667	100.0%	$9,316	20.0%

Melt Type Information
	Three months ended March 31,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$49,862	89.1%	$42,616	91.3%	$7,246	17.0%
Premium alloys (A)	5,039	9.0	2,698	5.8	2,341	86.8
Conversion services and other sales	1,082	1.9	1,353	2.9	(271)	(20.0)

Total net sales	$55,983	100.0%	$46,667	100.0%	$9,316	20.0%
(A)	Premium alloys represent all VIM products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$33,761	60.3%	$26,707	57.2%	$7,054	26.4%
Power generation	7,324	13.1	5,415	11.6	1,909	35.3
Oil & gas	6,101	10.9	4,249	9.1	1,852	43.6
Heavy equipment	3,992	7.1	3,959	8.5	33	0.8
General industrial, conversion services and other sales	4,805	8.6	6,337	13.6	(1,532)	(24.2)

Total net sales	$55,983	100.0%	$46,667	100.0%	$9,316	20.0%

Net sales:

Net sales for the three months ended March 31, 2015 increased $9.3 million, or 20.0%, as compared to the three months ended March 31, 2014.  Our sales dollars per shipped ton increased by 13.1% from the three months ended March 31, 2014 to the three months ended March 31, 2015.  The increase in both sales and sales dollars per shipped ton is primarily the result of a more favorable product mix.  As noted in the table above, product sales to all of our end markets, except general industrial and conversion services, increased as overall business conditions in most of our end markets improved during the first quarter of 2015 when compared to the first three months of 2014.    During the three months ended March 31, 2015, we recognized a $2.3 million, or 86.8%, increase in premium alloy sales when compared to the three months ended March 31, 2014.  Our premium alloy product sales, which are primarily to the aerospace end market, have a higher average selling price than our specialty alloy product sales.  In addition, our first quarter 2015 net sales increase reflects a 6.1% increase in consolidated shipments for the three months ended March 31, 2015, compared to the same prior year period.

Gross margin:

Our gross margin, as a percentage of sales, was 10.2% and 13.0% for the three months ended March 31, 2015 and 2014, respectively.  The decline in our gross margin for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is largely a result of the misalignment in surcharges as a result of falling raw material prices and also due to higher scrap rates.  Approximately 69% of our first quarter 2015 sales were melted during the second half of 2014.  The material costs associated with these products sold in the first quarter of 2015, which are calculated at the time of production, were considerably higher than our offsetting first quarter surcharges, which are calculated at the time of shipment.  For example, nickel, a significant component in many of our products decreased on average 15% from the costs incurred melting this material in the second half of 2014 to those used to calculate our surcharges for the first quarter of 2015.  Our first quarter of 2015 was also negatively impacted by higher scrap rates than what we incurred during the first quarter of 2014.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  Our SG&A expenses for the quarter ended March 31, 2015 were consistent with those incurred during the first quarter of 2014.  As a percentage of sales, our SG&A expenses decreased to 8.4% during the three months ended March 31, 2015 from 9.9% for the three months ended March 31, 2014.

Interest expense and deferred financing amortization:

Our interest expense and other financing costs decreased 9.4% to $782,000 for the three months ended March 31, 2015 from  $863,000 for the three months ended March 31, 2014.  These costs include deferred financing amortization of $160,000 and $165,000 for the three months ended March 31, 2015 and 2014, respectively. The overall decrease is primarily due to lower interest rates incurred on our debt in 2015 when compared to 2014.   Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.

Provision for income taxes:

For the three months ended March 31, 2015 and 2014, our estimated annual effective tax rates applied to ordinary income were 34.9% and 35.4%, respectively.

Including the effect of discrete tax items, our effective tax rates for the three months ended March 31, 2015 and 2014 were 34.2% and 187.1%, respectively.  The effective tax rate for the three months ended March 31, 2014 was reflective of a net discrete tax expense of $869,000.  The $869,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

Net income (loss):

Our net income (loss) increased to $125,000, or $0.02 per diluted share, for the three months ended March 31, 2015 from a net loss of $(499,000), or $(0.07) per diluted share, for the three months ended March 31, 2014 for the reasons stated above.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).”  This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early application is not permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs."  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period, and early application is permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Liquidity and Capital Resources

Historically and currently, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash (used in) provided by operating activities:

During the quarter ended March 31, 2015, our operating activities used  $2.1 million of cash.  Our net income adjusted for non-cash expenses generated approximately $5.2 million of cash.  This was offset by an increase in our managed working capital.  Our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, increased by $3.6 million to $108.7 million compared to $105.1 million at December 31, 2014.  Our net accounts receivable balance increased, primarily as a result of a 5.7% increase in net sales for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014, resulting in a use of cash of $4.4 million.  Our accounts payable balance decreased by $1.8 million to $23.2 million as of March 31, 2015 from $25.0 million as of December 31, 2014, due to decreased capital expenditures and the timing of vendor payments.  Our inventory levels decreased during the first quarter of 2015 due to management’s focus on reducing our inventory balance as well as lower raw material costs, resulting in a source of cash of $2.1 million.   In addition, during the first quarter of 2015 the reduction in our accrued employment costs, primarily the result of the payout of our 2014 variable incentive compensation during the quarter, resulted in a use of cash of $2.3 million.

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

Net cash used in investing activity:

During the current quarter, we used $3.0 million in cash for capital expenditures compared to $1.3 million during the quarter ended March 31, 2014.  We believe that overall capital expenditures in 2015 will be similar to 2014 spending levels, but we will continue to monitor and modulate it based upon the current and forecasted business conditions.

Net cash provided by (used in) financing activities:

During the three months ended March 31, 2015, our financing activities provided $5.1 million in cash.  Net cash provided from borrowings under our credit facility was approximately $4.9 million. Additionally, we received $197,000 in receipts from the exercise of stock options.  Our borrowings increased primarily due to the timing of vendor payments and the payout of our 2014 variable incentive compensation.

During the three months ended March 31, 2014, we used $1.1 million in cash for our financing activities.  Of that amount, approximately $1.7 million of our cash was utilized to reduce our bank debt.  This outflow was partially offset by the receipt of $648,000 from the exercise of stock options.

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

The following table reflects the average market values per pound for selected months during the last 16-month period:

	March	December	March	December
	2015	2014	2014	2013

Nickel	$6.23	$7.22	$7.10	$6.31
Chrome	$1.12	$1.12	$1.12	$1.04
Molybdenum	$8.28	$9.53	$10.13	$9.73
Carbon scrap	$0.11	$0.16	$0.18	$0.19

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Credit Agreement (as amended to date, the “Credit Agreement”) with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expire in March 2017.  Under the Credit Agreement, our loan availability under the Revolver (“Borrowing Base”) is calculated monthly based upon our accounts receivable and inventory balances.

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the three months ended March 31, 2015,  which was 2.18% at March 31, 2015.  Interest on the Facilities is payable monthly.

We are required to maintain a leverage ratio not exceeding a ratio decreasing from 3.75 to 1.00 at March 31, 2015, 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We were also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 to maturity.  We were in compliance with all our covenants at March 31, 2015.

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

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2015 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2015

/s/ Dennis M. Oates	/s/ Michael D. Bornak
Dennis M. Oates	Michael D. Bornak
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)