Form 10-Q
period 2015-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2015-08-07
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July  27, 2015, there were 7,102,924 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2015	2014	2015	2014

Net sales	$49,610	$52,309	$105,593	$98,976
Cost of products sold	44,424	43,899	94,697	84,506

Gross margin	5,186	8,410	10,896	14,470
Selling, general and administrative expenses	4,961	5,169	9,655	9,797

Operating income	225	3,241	1,241	4,673
Interest expense and other financing costs	(765)	(1,042)	(1,547)	(1,905)
Other income (expense), net	11	(1)	(33)	3

(Loss) income before income taxes	(529)	2,198	(339)	2,771
(Benefit) provision for income taxes	(173)	749	(108)	1,821

Net (loss) income	$(356)	$1,449	$(231)	$950

Net (loss) income per common share - Basic	$(0.05)	$0.21	$(0.03)	$0.14

Net (loss) income per common share - Diluted	$(0.05)	$0.20	$(0.03)	$0.13

Weighted average shares of common stock outstanding
Basic	7,061,545	7,031,041	7,058,026	7,022,983
Diluted	7,061,545	7,110,761	7,058,026	7,112,093

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2015	2014

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$420	$142
Accounts receivable (less allowance for doubtful accounts of $3 and $17, respectively)	30,180	29,057
Inventory, net	99,021	101,070
Deferred income taxes	7,227	9,683
Other current assets	3,719	2,681

Total current assets	140,567	142,633

Property, plant and equipment, net	197,923	199,795
Goodwill	20,268	20,268
Other long-term assets	1,409	1,861

Total assets	$360,167	$364,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,178	$25,009
Accrued employment costs	3,229	6,011
Current portion of long-term debt	3,000	3,000
Other current liabilities	593	861

Total current liabilities	26,000	34,881

Long-term debt	89,711	83,875
Deferred income taxes	39,650	42,108
Other long-term liabilities	58	63

Total liabilities	155,419	160,927

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,395,779 and 7,371,018 shares issued, respectively	7	7
Additional paid-in capital	54,159	52,810
Retained earnings	152,872	153,103
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	204,748	203,630

Total liabilities and stockholders’ equity	$360,167	$364,557

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,

	2015	2014

Operating Activities:
Net (loss) income	$(231)	$950
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,181	8,723
Deferred income tax	(2)	1,347
Share-based compensation expense	961	1,032
Changes in assets and liabilities:
Accounts receivable, net	(1,123)	(10,477)
Inventory, net	1,011	(14,495)
Accounts payable	(5,831)	12,497
Accrued employment costs	(2,782)	822
Income taxes	(272)	433
Other, net	(1,039)	(402)

Net cash (used in) provided by operating activities	(127)	430

Investing Activity:
Capital expenditures	(5,819)	(3,472)

Net cash used in investing activity	(5,819)	(3,472)

Financing Activities:
Borrowings under revolving credit facility	63,848	45,207
Payments on revolving credit facility	(56,512)	(41,698)
Payments on term loan facility	(1,500)	(1,500)
Proceeds from the issuance of common stock	388	891

Net cash provided by financing activities	6,224	2,900

Net increase (decrease) in cash	278	(142)
Cash at beginning of period	142	307

Cash at end of period	$420	$165

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

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” ("ASU 2015-11") to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company's consolidated financial statements.

Note 2:  Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended		Six months ended
	June 30,		June 30,

(dollars in thousands, except per share amounts)	2015	2014	2015	2014

Numerator:

Net (loss) income	$(356)	$1,449	$(231)	$950
Adjustment for interest expense on convertible notes (A)	-	-	-	-

Net (loss) income, as adjusted	$(356)	$1,449	$(231)	$950

Denominator:

Weighted average number of shares of common stock outstanding	7,061,545	7,031,041	7,058,026	7,022,983
Weighted average effect of dilutive stock options and other stock compensation	-	79,720	-	89,110

Weighted average number of shares of common stock outstanding, as adjusted	7,061,545	7,110,761	7,058,026	7,112,093

Net (loss) income per common share:

Net (loss) income per common share - Basic	$(0.05)	$0.21	$(0.03)	$0.14

Net (loss) income per common share - Diluted	$(0.05)	$0.20	$(0.03)	$0.13

(A)   An adjustment for interest expense on convertible notes was excluded from the (loss) income per share calculation for the three and six months ended June 30, 2015 and 2014 as a result of the convertible notes being antidilutive.

We had options to purchase 587,550 and 352,800 shares of common stock outstanding at an average price of $32.96 and $36.23 for the three months ended June 30, 2015 and 2014, respectively, which were excluded in the computation of diluted net (loss) income per common share.  We had options to purchase 587,550 and 268,300 shares of common stock outstanding at an average price of $32.96 and $36.55 for the six months ended June 30, 2015 and 2014, respectively, which were excluded in the computation of diluted net (loss) income per common share. These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock. The calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014 excluded 428,888 and 428,177 shares, respectively, for the assumed conversion of convertible notes as a result of being antidilutive.  In addition, the calculation of dilutive earnings per share for the three and six months ended June 30, 2015 excluded 27,598 and 35,757 shares, respectively, for the assumed exercise of stock options and restricted stock under our stock share incentive plans, as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2015 and 2014, we amortized these operating materials in the amount of $1,039,000 and $838,000, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2015	2014

Raw materials and starting stock	$8,939	$8,943
Semi-finished and finished steel products	81,971	84,816
Operating materials	8,960	8,759

Gross inventory	99,870	102,518
Inventory reserves	(849)	(1,448)

Total inventory, net	$99,021	$101,070

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

We conduct our annual impairment test during the fourth quarter of each year.  Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of the reporting unit to fall below its carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 30, 2015, the Company has experienced what it believes to be a short-term downward trend of its stock price which is consistent with the highly cyclical nature of the specialty metals industry. We do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review; however, a sustained decline in our market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in a non-cash impairment charge which would have a negative impact on our results of operations.

Note 5:   Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2015	2014

Revolving credit facility	$58,350	$51,350
Convertible notes	20,000	20,000
Term loan	14,000	15,500
Swing loan credit facility	361	25

Total debt	92,711	86,875
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$89,711	$83,875

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

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed our Borrowing Base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000, which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the six months ended June  30, 2015, which was 1.94% at June  30, 2015.  Interest on the Facilities is payable monthly.

We are required to maintain a leverage ratio not exceeding a ratio decreasing from 3.5 to 1.00 for the period June 30, 2015 to September 30, 2015,  3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 to maturity. We were in compliance with our covenants at June 30, 2015 and December 31, 2014.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2015 and December 31, 2014 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at June 30, 2015 and December 31, 2014 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At June 30, 2015 and December 31, 2014, the fair value of our Notes was approximately $20.5 million (Level 2).

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

For the six months ended June 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 29.0% and 34.4%, respectively.

Including the effect of discrete items, our effective tax rate for the six months ended June 30, 2015 and 2014 was 31.7% and 65.7%, respectively and for the three months ended June 30, 3015 and 2014 was 32.5% and 34.1% respectively.  The effective tax rate for the three and six months ended June 30, 2014 was reflective of a net discrete tax expense of $869,000.  The $869,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

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

Sales in the second quarter of 2015 were $49.6 million, a decrease of $6.4 million, or 11.4%, from the first quarter of 2015 and a decrease of $2.7 million, or 5.2%, from the second quarter of 2014. Sales were generally lower due to the reduction in surcharges caused by falling metal commodity prices and lower volume caused by customer inventory destocking related to the sharp decline in the exploration for oil and gas.  Sales in the second quarter 2015 declined compared to the first quarter of 2015 in most targeted end use markets with aerospace down 10%, power generation down 30.7% and oil and gas down 32.6%. Sales to the heavy equipment market increased 24.6% due to strong automotive production activity and general industrial, conversion services and other sales increased 27.2% as customers took advantage of our unique capabilities for hot rolling and forging.  Compared to the second quarter of 2014, sales to aerospace increased modestly by 0.6%, heavy equipment increased by 34.6%, power generation decreased 22.6%, oil and gas decreased 23.9% and general industrial, conversion services and other sales declined 5%. Through six months of 2015, sales of $105.6 million are $6.6 million, or 6.7%, greater than the comparable period of 2014 with all targeted end use markets except general industrial contributing positively.  The decline in metal commodity prices and the price of oil led to the slowing in sales during the second quarter. During the second quarter of 2015, our sales of premium alloy products, which we define as all vacuum induction, melt (“VIM”) products, represented $4.2 million, or 8.6%, of total net sales.  This compared to a record first quarter 2015 premium alloy sales of $5.0 million or 9.0%.  Premium alloy sales in the first half of 2015 totaled $9.3 million, or an increase of 33.5% over the first half of 2014.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at June 30, 2015 was $48.9 million, a decline of $9.6 million, or 16.4%, compared to March 31, 2015, and a decline of $12.2 million, or 20.0%, since December 31, 2014.  Prices for key commodities such as nickel, molybdenum and iron scrap have fallen rapidly during 2015 and the fourth quarter of 2014 creating a misalignment between surcharges in sales and the melt costs of products shipped during the first and second quarters of 2015.  In addition, the sudden drop in the price of a barrel of oil and related reduction in exploration activity has caused customers to destock their inventory positions across most end markets served by us. The combination of the misalignment of surcharges and melt costs, and the lower sales and production activity as customers destocked, led to gross profit margins of 10.5% in the second quarter 2015 and 10.2% in the first quarter of 2015, compared to 16.1% in the second quarter of 2014, 16.1% in the third quarter of 2014 and 16.8% in the fourth quarter of 2014.

Selling, General and Administrative expenses were $5.0 million in the second quarter 2015 slightly below the $5.2 million in the second quarter 2014, but 6.4% greater than the $4.7 million reported in the first quarter 2015.  The increase compared to the first quarter was attributable to increased employment costs incurred as the development of the organization proceeds. With a lower backlog, uncertainty in the oil & gas market, continuing decreases in commodity prices like nickel and molybdenum and destocking trends among customers, we believe that our third quarter 2015 sales will be somewhat lower than the second quarter of 2015.  Given these current business conditions, we are taking steps to align spending with lower activity levels, reduce material costs and lower inventory during the third quarter.  At the same time, we will continue to work on gaining customer approvals for our higher value added premium melted products to expand our revenue base as we move into future periods.

Results of Operations

Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three months ended June 30,
(in thousands, except shipped ton information)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$36,955	74.5%	$42,045	80.4%	$(5,090)	(12.1)%
High-strength low alloy steel	4,154	8.4	3,451	6.6	703	20.4
Tool steel	5,086	10.3	3,389	6.5	1,697	50.1
High-temperature alloy steel	2,051	4.1	1,795	3.4	256	14.3
Conversion services and other sales	1,364	2.7	1,629	3.1	(265)	(16.3)

Total net sales	49,610	100.0	52,309	100.0	(2,699)	(5.2)
Cost of products sold	44,424	89.5	43,899	83.9	525	1.2

Gross margin	5,186	10.5	8,410	16.1	(3,224)	(38.3)
Selling, general and administrative expenses	4,961	10.0	5,169	9.9	(208)	(4.0)

Operating income	225	0.5	3,241	6.2	(3,016)	(93.1)
Interest expense	(605)	(1.2)	(882)	(1.7)	277	(31.4)
Deferred financing amortization	(160)	(0.3)	(160)	(0.3)	-	0.0
Other income (expense), net	11	-	(1)	-	12	NM

(Loss) income before income taxes	(529)	(1.0)	2,198	4.2	(2,727)	(124.1)
(Benefit) provision for income taxes	(173)	(0.3)	749	1.4	(922)	(123.1)

Net (loss) income	$(356)	(0.7)%	$1,449	2.8%	$(1,805)	124.6

Tons shipped	8,909		9,921		(1,012)	(10.2)%

Sales dollars per shipped ton	$5,569		$5,273		$296	5.6%

NM – Not meaningful

Market Segment Information
	Three months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$34,393	69.3%	$34,971	66.9%	$(578)	(1.7)%
Original equipment manufacturers	5,790	11.7	4,002	7.7	1,788	44.7
Rerollers	4,162	8.4	4,627	8.8	(465)	(10.0)
Forgers	3,901	7.9	7,080	13.5	(3,179)	(44.9)
Conversion services and other sales	1,364	2.7	1,629	3.1	(265)	(16.3)

Total net sales	$49,610	100.0%	$52,309	100.0%	$(2,699)	(5.2)%

Melt Type Information
	Three months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$44,001	88.7%	$46,424	88.8%	$(2,423)	(5.2)%
Premium alloys (A)	4,245	8.6	4,256	8.1	(11)	(0.3)
Conversion services and other sales	1,364	2.7	1,629	3.1	(265)	(16.3)

Total net sales	$49,610	100.0%	$52,309	100.0%	$(2,699)	(5.2)%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$30,379	61.3%	$30,190	57.7%	$189	0.6%
Power generation	5,074	10.2	6,552	12.5	(1,478)	(22.6)
Oil & gas	4,113	8.3	5,406	10.3	(1,293)	(23.9)
Heavy equipment	4,975	10.0	3,697	7.1	1,278	34.6
General industrial, conversion services and other sales	5,069	10.2	6,464	12.4	(1,395)	(21.6)

Total net sales	$49,610	100.0%	$52,309	100.0%	$(2,699)	(5.2)%

Net sales:

Net sales for the three months ended June 30, 2015 decreased $2.7 million, or 5.2%, as compared to the three months ended June 30, 2014.  This decrease primarily reflects a 10.2%  decrease in consolidated shipments and approximately 26% decrease in average surcharge for the three months ended June 30, 2015, compared to the same prior year period.  Our sales dollars per shipped ton increased by 5.6% from the three months ended June 30, 2015 to the three months ended June 30, 2014 reflecting a shift to a higher value product mix.  Our product sales to all of our end markets, except aerospace and heavy equipment, decreased, as noted in the above table.  During the three months ended June 30, 2015, premium alloy sales were flat when compared to the three months ended June 30, 2014.  Our premium alloy sales were 8.6% of total sales for the three months ended June 30, 2015 compared to 8.1% for the three months ended June 30, 2014.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 10.5% and 16.1% for the three months ended June 30, 2015 and 2014, respectively.  The deterioration in our gross margin for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is the result of misalignment of surcharges as a result of falling raw material prices in three months ended June 30, 2015 compared to a period of rising surcharges in the three months ended June 30, 2014.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by $200,000 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to a decrease in salary and healthcare expense.  As a percentage of sales, our SG&A expenses increased from 9.9% during the three months ended June 30, 2014 to 10.0% for the three months ended June 30, 2015 primarily as a result of the 5.2%  decrease in our net sales quarter over quarter.

Interest expense and other financing costs:

Our interest expense and other financing costs decreased from $1.0  million for the three months ended June 30, 2014 to $765,000 for the three months ended June 30, 2015. This decrease is primarily due to lower interest rates incurred on our debt in 2015 when compared to 2014.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.  During both the three months ended June 30, 2015 and 2014, we recognized $160,000 of deferred financing amortization.

Income tax (benefit) provision:

For the six months ended June 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 29.0% and 34.4%, respectively.

Including the effect of discrete items, our effective tax rate for the six months ended June 30, 2015 and 2014 was 31.7% and 65.7%, respectively and for the three months ended June 30, 3015 and 2014 was 32.5% and 34.1%, respectively.  The effective tax rate for the three and six months ended June 30, 2014 was reflective of a net discrete tax expense of $869,000.  The $869,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

Net income:

Our net loss of $(356,000), or $(0.05) per diluted share, for the three months ended June 30, 2015, decreased from net income of $1.4 million, or $0.20 per diluted share, for the three months ended June 30, 2014 for the reasons stated above.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six months ended June 30,
(in thousands, except shipped ton information)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$81,353	77.0%	$78,672	79.5%	$2,681	3.4%
High-strength low alloy steel	9,432	8.9	7,246	7.3	2,186	30.2
Tool steel	8,893	8.4	7,061	7.1	1,832	25.9
High-temperature alloy steel	3,469	3.3	3,015	3.0	454	15.1
Conversion services and other sales	2,446	2.4	2,982	3.1	(536)	(18.0)

Total net sales	105,593	100.0	98,976	100.0	6,617	6.7
Cost of products sold	94,697	89.7	84,506	85.4	10,191	12.1

Gross margin	10,896	10.3	14,470	14.6	(3,574)	(24.7)
Selling and administrative expenses	9,655	9.1	9,797	9.9	(142)	(1.4)

Operating income	1,241	1.2	4,673	4.7	(3,432)	(73.4)
Interest expense	(1,227)	(1.2)	(1,580)	(1.6)	353	(22.3)
Deferred financing amortization	(320)	(0.3)	(325)	(0.3)	5	(1.5)
Other (expense) income, net	(33)	-	3	-	(36)	(1200.0)

(Loss) income before income taxes	(339)	(0.3)	2,771	2.8	(3,110)	(112.2)
(Benefit) provision for income taxes	(108)	(0.1)	1,821	1.8	(1,929)	(105.9)

Net (loss) income	$(231)	(0.2)%	$950	1.0%	$(1,181)	(124.3)

Tons shipped	18,801		19,246		(445)	(2.3)%

Sales dollars per shipped ton	$5,616		$5,143		$473	9.2%

Market Segment Information
	Six months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$71,804	68.0%	$63,762	64.4%	$8,042	12.6%
Forgers	7,788	7.4	13,462	13.6	(5,674)	(42.1)
Rerollers	10,819	10.2	10,852	11.0	(33)	(0.3)
Original equipment manufacturers	12,736	12.1	7,918	8.0	4,818	60.8
Conversion services and other sales	2,446	2.3	2,982	3.0	(536)	(18.0)

Total net sales	$105,593	100.0%	$98,976	100.0%	$6,617	6.7%

Melt Type Information
	Six months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$93,863	88.9%	$89,040	90.0%	$4,823	5.4%
Premium alloys (A)	9,284	8.8	6,954	7.0	2,330	33.5
Conversion services and other sales	2,446	2.3	2,982	3.0	(536)	(18.0)

Total net sales	$105,593	100.0%	$98,976	100.0%	$6,617	6.7%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$64,140	60.7%	$56,897	57.5%	$7,243	12.7%
Power generation	12,398	11.7	11,967	12.1	431	3.6
Oil & gas	10,214	9.7	9,655	9.8	559	5.8
Heavy equipment	8,967	8.5	7,656	7.7	1,311	17.1
General industrial, conversion services and other sales	9,874	9.4	12,801	12.9	(2,927)	(22.9)

Total net sales	$105,593	100.0%	$98,976	100.0%	$6,617	6.7%

Net sales:

Net sales for the six months ended June 30, 2015 increased $6.6 million, or 6.7%, as compared to the six months ended June 30, 2014.  Consolidated shipments for the six months ended June 30, 2015 decreased by 2.3% compared to the six months ended June 30, 2014.  Despite downward pressure on pricing resulting from lower surcharges, our sales dollars per shipped ton increased by 9.2% from the six months ended June 30, 2014 to the six months ended June 30, 2015 indicating our shift to a higher value product mix.  Our product sales to all of our end markets, except general industrial, conversion services and other sales, increased as noted in the above table.  During the six months ended June 30, 2015, we recognized a $2.3 million, or 33.5%, increase in premium alloy sales when compared to the same period in 2014.  Our premium alloy sales increased from 7.0% of total sales for the six months ended June 30, 2014 to 8.8% in the current period.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 10.3% and 14.6% for the six months ended June 30, 2015 and 2014, respectively.  The decrease in our gross margin over the first half of 2015 when compared to the same prior year period is a result of higher scrap rates and a misalignment of surcharge and falling raw material costs in 2015 versus a period of rising surcharge and lagging raw material costs in 2014.

Selling, general and administrative expenses:

Our SG&A expenses decreased by $142,000 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to decreased variable incentive compensation.  As a percentage of sales, our SG&A expenses decreased to 9.1% for the six months ended June 30, 2015, as compared to 9.9% during the six months ended June 30, 2014.

Interest expense and other financing costs:

Our interest expense and other financing costs decreased from $1.9 million for the six months ended June 30, 2014 to $1.5 million for the six months ended June 30, 2015. This decrease is primarily due to lower interest rates incurred on our debt in 2015 when compared to 2014. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.  During both the six months ended June 30, 2015 and 2014, we recognized $320,000 of deferred financing amortization.

Income tax (benefit) provision:

For the six months ended June 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 29.0% and 34.4%, respectively.

Including the effect of discrete items, our effective tax rate for the six months ended June 30, 2015 and 2014 was 31.7% and 65.7%, respectively and for the three months ended June 30, 3015 and 2014 was 32.5% and 34.1%, respectively.  The effective tax rate for the three and six months ended June 30, 2014 was reflective of a net discrete tax expense of $869,000.  The $869,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

Net income:

Our net loss of  $(231,000), or $(0.03) per diluted share for the six months ended June 30, 2015 decreased $(1.2) million, or $(0.16) per diluted share, when compared to net income of $950,000, or $0.13 per diluted share, for the six months ended June 30, 2014 for the reasons stated above.

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

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” ("ASU 2015-11") to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company's consolidated financial statements.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  At June 30, 2015, our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, increased by $4.9 million to $110.0 million compared to $105.1 million at December 31, 2014.  Our net accounts receivable balances increased $1.1 million for the quarter ended June 30, 2015 compared to the quarter ended December 31, 2014.  Inventory levels decreased by $2.1 million to $99.0 million as of June 30, 2015 from  $101.1 million as of December 31, 2014 due to a reduction in melting to better align inventory with lower commercial activity. As a result of lower operating activity, our accounts payable balance decreased by $5.8 million to $19.2 million as of June 30, 2015 from $25.0 million as of December 31, 2014.

Net cash (used in) provided by operating activities:

During the six months ended June 30, 2015, we used net cash from operating activities of $127,000.  The decrease in our inventory net of amortization provided $1.0 million in cash which was offset by the decrease in our net accounts payable and an increase in our net accounts receivable which used $5.8 million and $1.1 million of cash, respectively.  In addition, during the first quarter of 2015 the reduction in our accrued employment costs, primarily the result of the payout of our 2014 variable incentive compensation during the quarter, resulted in a use of cash of $2.3 million. During the six months ended June 30, 2015, our net income adjusted for non-cash expenses generated approximately $9.9 million of cash.

During the six months ended June 30, 2014, we generated net cash from operating activities of $430,000.  The net increase in our accounts payable and other accruals provided $13.4 million in cash, which was offset by the increase in our net inventory and net accounts receivable which was $14.5 million and $10.5 million, respectively.   In addition, during the six months ended June 30, 2014, our net income adjusted for non-cash expenses generated approximately $12.1 million of cash.

Net cash used in investing activity:

During the six months ended June 30, 2015, we used $5.8 million in cash for capital expenditures compared to $3.5 million during the six months ended June 30, 2014.  The primary reason for increased capital spending during the six months ended June 30, 2015 as compared to the same period in 2014 was timing associated with significant projects begun in the second half of 2014 which carried over and were completed in the first half of 2015.  We believe that overall capital expenditures in 2015 will be similar to 2014 spending levels, as we anticipate capital spending to be spread evenly over the year of 2015 whereas 2014 capital spending was weighted heavily toward the second half of the year.

Net cash provided by financing activities:

During the six months ended June 30, 2015, our financing activities provided $6.2 million in cash.  Net cash provided from borrowings under our credit facility was approximately $5.8 million; additionally, we received $388,000 in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support a decrease in net accounts payable and an increase in net accounts receivable.

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

The following table reflects the average market values per pound for selected months during the last 18-month period:

June	December	June	December

	2015	2014	2014	2013

Nickel	$5.80	$7.22	$8.42	$6.31
Chrome	$1.10	$1.12	$1.16	$1.04
Molybdenum	$7.30	$9.53	$14.75	$9.73
Carbon scrap	$0.12	$0.16	$0.18	$0.19

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Credit Agreement, (as amended to date, the “Credit Agreement”) with a syndication of banks which provides for a $105.0 million senior secured revolving credit facility (the “Revolver”) and a $20.0 million senior secured term loan facility (the “Term Loan” and together with the Revolver, the “Facilities”) that expires in March 2017.  Under the Credit Agreement, our loan availability under the Revolver (“Borrowing Base”) is calculated monthly based upon our accounts receivable and inventory balances.

We are required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolver. The Revolver also provides for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Revolver do not exceed our Borrowing Base at any given time. The Term Loan is payable in quarterly installments in the principal amount of $750,000, which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the six months ended June 30, 2015,  which was 1.94% at June 30, 2015.  Interest on the Facilities is payable monthly.

We  are required to maintain a leverage ratio not exceeding a ratio decreasing from 3.50 to 1.00 for the period June 30, 2015 to September 30, 2015, 3.25 to 1.00 at December 31, 2015 and 3.00 to 1.00 from March 31, 2016 through maturity.  We  are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 to maturity. We were in compliance with our covenants at June 30, 2015 and December 31, 2014.

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes are subordinated obligations and rank junior to the Facilities.  The Notes bear interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  Unless earlier converted, the Notes mature and the unpaid principal balance is due on August 17, 2017.  The Notes and any accrued and unpaid interest are convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes may be adjusted in certain circumstances.  We may prepay any outstanding Notes, in whole or in part, on any date during a fiscal quarter if our share price is greater than 140% of the then current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.OTHER INFORMATION

None.

Item  6.EXHIBITS

Exhibit
Number	Exhibit

10.1	Employment Agreement dated August 4, 2015 between the Company and Larry J. Pollock (filed herewith)

10.2	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh (filed herewith)

10.3	Employment Agreement dated August 5, 2015 between the Company and Ross C. Wilkin (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)