Form 10-Q
period 2015-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2015-10-30
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 28, 2015, there were 7,102,924 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2015	2014	2015	2014

Net sales	$43,371	$53,626	$148,964	$152,602
Cost of products sold	43,781	44,983	138,478	129,489

Gross margin	(410)	8,643	10,486	23,113
Selling, general and administrative expenses	5,218	5,520	14,873	15,317
Goodwill impairment	20,268	-	20,268	-

Operating (loss) income	(25,896)	3,123	(24,655)	7,796
Interest expense and other financing costs	(633)	(949)	(2,180)	(2,854)
Other expense, net	(55)	(4)	(88)	(1)

(Loss) income before income taxes	(26,584)	2,170	(26,923)	4,941
(Benefit) provision for income taxes	(9,539)	775	(9,647)	2,596

Net (loss) income	$(17,045)	$1,395	$(17,276)	$2,345

Net (loss) income per common share - Basic	$(2.41)	$0.20	$(2.45)	$0.33

Net (loss) income per common share - Diluted	$(2.41)	$0.20	$(2.45)	$0.33

Weighted average shares of common stock outstanding
Basic	7,070,924	7,039,823	7,062,373	7,028,658
Diluted	7,070,924	7,539,291	7,062,373	7,114,121

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2015	2014

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$406	$142
Accounts receivable (less allowance for doubtful accounts of $22 and $17, respectively)	23,179	29,057
Inventory, net	88,341	101,070
Deferred income taxes	5,213	9,683
Other current assets	2,825	2,681

Total current assets	119,964	142,633

Property, plant and equipment, net	196,474	199,795
Goodwill	-	20,268
Other long-term assets	912	1,861

Total assets	$317,350	$364,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,638	$25,009
Accrued employment costs	3,774	6,011
Current portion of long-term debt	3,000	3,000
Other current liabilities	1,001	861

Total current liabilities	21,413	34,881

Long-term debt	79,600	83,875
Deferred income taxes	28,053	42,108
Other long-term liabilities	56	63

Total liabilities	129,122	160,927

Commitments and contingencies (Note 7)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,395,779 and 7,371,018 shares issued, respectively	7	7
Additional paid-in capital	54,684	52,810
Retained earnings	135,827	153,103
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	188,228	203,630

Total liabilities and stockholders’ equity	$317,350	$364,557

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,

	2015	2014

Operating Activities:
Net (loss) income	$(17,276)	$2,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,109	13,026
Deferred income tax	(9,585)	2,310
Share-based compensation expense	1,487	1,564
Goodwill impairment	20,268	-

Changes in assets and liabilities:
Accounts receivable, net	5,878	(12,079)
Inventory, net	11,288	(12,440)
Accounts payable	(11,371)	6,541
Accrued employment costs	(2,237)	2,277
Income taxes	(226)	246
Other, net	213	482

Net cash provided by operating activities	12,548	4,272

Investing Activity:
Capital expenditures	(8,397)	(6,077)

Net cash used in investing activity	(8,397)	(6,077)

Financing Activities:
Borrowings under revolving credit facility	76,898	82,416
Payments on revolving credit facility	(78,923)	(78,871)
Payments on term loan facility	(2,250)	(2,250)
Proceeds from the issuance of common stock	388	908

Net cash (used in) provided by financing activities	(3,887)	2,203

Net increase in cash	264	398
Cash at beginning of period	142	307

Cash at end of period	$406	$705

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”).  Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606) which was amended, in August 2015, by ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” ("ASU 2015-11") to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company's consolidated financial statements.

Note 2:  Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in thousands, except per share amounts)	2015	2014	2015	2014

Numerator:

Net (loss) income	$(17,045)	$1,395	$(17,276)	$2,345
Adjustment for interest expense on convertible notes (A)	-	132	-	-

Net (loss) income, as adjusted	$(17,045)	$1,527	$(17,276)	$2,345

Denominator:

Weighted average number of shares of common stock outstanding	7,070,924	7,039,823	7,062,373	7,028,658
Weighted average effect of dilutive stock options and other stock compensation	-	72,072	-	85,463
Weighted average effect of assumed conversion of convertible notes	-	427,396	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,070,924	7,539,291	7,062,373	7,114,121

Net (loss) income per common share:

Net (loss) income per common share - Basic	$(2.41)	$0.20	$(2.45)	$0.33

Net (loss) income per common share - Diluted	$(2.41)	$0.20	$(2.45)	$0.33

(A)   An adjustment for interest expense on convertible notes was excluded from the (loss) income per share calculation for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 as a result of the convertible notes being antidilutive.

We had options to purchase 708,550 and 442,300 shares of common stock outstanding at an average price of $29.31 and $35.20 for the three months ended September 30, 2015 and 2014, respectively, which were excluded in the computation of diluted net (loss) income per common share.  We had options to purchase 595,675 and 351,800 shares of common stock outstanding at an average price of $31.98 and $36.31 for the nine months ended September 30, 2015 and 2014, respectively, which were excluded in the computation of diluted net (loss) income per common share. These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock. The calculation of diluted net (loss) income per common share for the three and nine months ended September 30, 2015 excluded 427,396 and 427,914 shares, respectively, for the assumed conversion of convertible notes as a result of being antidilutive.   The calculation of diluted net (loss) income per common share for the nine months ended September 30, 2014 excluded 427,914 shares for the assumed conversion of convertible notes as a result of being antidilutive.  In addition, the calculation of dilutive earnings per share for the three and nine months ended September 30, 2015 excluded 11,800 and 31,432 shares, respectively, for the assumed exercise of stock options and restricted stock under our stock share incentive plans, as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2015 and 2014, we amortized these operating materials in the amount of $1.4 million and $1.2 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014

Raw materials and starting stock	$7,809	$8,943
Semi-finished and finished steel products	73,022	84,816
Operating materials	8,767	8,759

Gross inventory	89,598	102,518
Inventory reserves	(1,257)	(1,448)

Total inventory, net	$88,341	$101,070

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

As of September 30, 2015, the Company has experienced a significant and sustained drop in its share price and continued weak operating results driven by slower market conditions.  As a result of these conditions, the Company determined that an interim goodwill impairment review was required in accordance with ASC 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore,  the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1 million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.

Note 5:  Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014

Revolving credit facility	$52,350	$51,350
Convertible notes	20,000	20,000
Term loan	10,250	15,500
Swing loan credit facility	-	25

Total debt	82,600	86,875
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$79,600	$83,875

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2015, which was 1.95% at September 30, 2015.  Interest on the Facilities is payable monthly.

On October 23, 2015, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) which is effective as of September 30, 2015.   Pursuant to the Fourth Amendment, the leverage ratio shall not exceed a ratio of 3.50 to 1.00 for the period ending September 30, 2015.  The leverage ratio covenant has been eliminated with respect to quarters ending after September 30, 2015, and testing under the fixed charge ratio covenant contained in the Credit Agreement has been delayed until September 30, 2016.  The Fourth Amendment adds a covenant whereby the Company must maintain at least $10.0 million of undrawn availability commencing on December 31, 2015.  In addition, the Fourth Amendment amends a covenant based on the Company’s Consolidated EBITDA (as defined in the Fourth Amendment).  Pursuant to that amended covenant, the Company must maintain Consolidated EBITDA of $12.4 million, $10.2 million, $10.8 million, $16.8 million and $23.0 million for the prior four fiscal quarters for the periods then ended  December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.  We were in compliance with our covenants at September 30, 2015 and December 31, 2014.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2015 and December 31, 2014 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at September 30, 2015 and December 31, 2014 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At September 30, 2015 and December 31, 2014, the fair value of our Notes was approximately $20.5 million (Level 2).

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

For the nine months ended September 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 35.7% and 34.0%, respectively.

Including the effect of discrete items, our effective tax rate for the nine months ended September 30, 2015 and 2014 was 35.8% and 52.5%, respectively and for the three months ended September 30, 3015 and 2014 was 35.9% and 35.7% respectively.  The effective tax rate for the nine months ended September 30, 2014 was reflective of a net discrete tax expense of $915,000.  The $915,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

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

Sales in the third quarter of 2015 were $43.4 million, a decrease of $6.2 million, or 12.6%, from the second quarter of 2015 and a decrease of $10.3 million, or 19.1%, from the third quarter of 2014. Sales were generally lower due to the reduction in surcharges caused by falling commodity prices and lower volume caused by customer inventory destocking.  The decline in commodity prices led to the slowing in sales during the third quarter.    Sales in the third quarter 2015 declined compared to the second quarter of 2015 in most targeted end use markets with aerospace down 7.7%, power generation down 24.8%, oil and gas down 32.4%, heavy equipment down 18.5%, and conversion services and other sales down 15.4%.  Compared to the third quarter of 2014, sales to aerospace decreased by 12.3%, heavy equipment decreased by 13.2%, power generation decreased 33.2%, oil and gas decreased 45.7% and general industrial, conversion services and other sales declined 23.9%. Through nine months of 2015, sales of $149.0 million are $3.6 million, or 2.4%, less than the comparable period of 2014 with aerospace and heavy equipment contributing positively and all other end markets declining.  During the third quarter of 2015, our sales of premium alloy products, which we define as all vacuum induction, melt products, represented $4.4 million, or 10.2%, of total net sales.  This compared to second quarter 2015 premium alloy sales of $4.2 million or 8.6%.  Premium alloy sales in the first nine months of 2015 totaled $13.7 million, or an increase of 33.6% over the same period of 2014.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at September 30, 2015 was $39.0 million, a decline of $9.9 million, or 20.2%, compared to June 30, 2015, and a decline of $22.1 million, or 36.2%, since December 31, 2014.

The Company’s gross margin for the third quarter of 2015 was a negative $0.4 million, or a negative 0.9% of net sales, and included before-tax charges of $3.5 million associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing hourly and salary workforce, and costs associated with an unauthorized substitution by a vendor of a critical supply part for the melting process. Before including these pre-tax charges, the gross margin for the third quarter of 2015 was $3.1 million, or 7.1% of total sales, compared with $8.6 million, or 16.1% of net sales, in the third quarter of 2014, and $5.2 million, or 10.5% of net sales, in the second quarter of 2015.  The Company’s gross margin in 2015 has been negatively impacted by the sustained misalignment of material cost of product shipped with surcharges due to the decline in commodity prices over the past year.

Selling, General and Administrative (“SG&A”) expenses were $5.2 million in the third quarter 2015, below the $5.5 million in the third quarter 2014, driven primarily by reduced variable incentive compensation, and slightly higher than the $5.0 million reported in the second quarter 2015.  The increase in SG&A in the third quarter of 2015 compared to the second quarter of 2015 is primarily a result of intangible write-off costs recognized due to the exit of a non-compete agreement.

As of September 30, 2015, the Company has experienced a significant and sustained drop in its share price and continued weak operating results driven by slower market conditions.  As a result of these conditions, the Company determined that an interim goodwill impairment review was required in accordance with ASC 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1 million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.

Results of Operations

Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three months ended September 30,
(in thousands, except shipped ton information)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$32,627	75.2%	$41,561	77.5%	$(8,934)	(21.5)%
High-strength low alloy steel	3,838	8.8	4,541	8.5	(703)	(15.5)
Tool steel	4,240	9.8	4,254	7.9	(14)	(0.3)
High-temperature alloy steel	1,512	3.5	1,555	2.9	(43)	(2.8)
Conversion services and other sales	1,154	2.7	1,715	3.2	(561)	(32.7)

Total net sales	43,371	100.0	53,626	100.0	(10,255)	(19.1)
Cost of products sold	43,781	100.9	44,983	83.9	(1,202)	(2.7)

Gross margin	(410)	(0.9)	8,643	16.1	(9,053)	(104.7)
Selling, general and administrative expenses	5,218	12.0	5,520	10.3	(302)	(5.5)
Goodwill impairment	20,268	46.7	-	-	20,268	NM

Operating (loss) income	(25,896)	(59.6)	3,123	5.8	(29,019)	NM
Interest expense	(586)	(1.4)	(789)	(1.5)	203	(25.7)
Deferred financing amortization	(47)	(0.1)	(160)	(0.3)	113	(70.6)
Other expense, net	(55)	(0.1)	(4)	-	(51)	NM

(Loss) income before income taxes	(26,584)	(61.2)	2,170	4.0	(28,754)	NM
(Benefit) provision for income taxes	(9,539)	(22.0)	775	1.4	(10,314)	NM

Net (loss) income	$(17,045)	(39.2)%	$1,395	2.6%	$(18,440)	NM

Tons shipped	7,622		10,216		(2,594)	(25.4)%

Sales dollars per shipped ton	$5,690		$5,249		$441	8.4%

NM – Not meaningful

Market Segment Information
	Three months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$30,153	69.5%	$36,897	68.7%	$(6,744)	(18.3)%
Forgers	4,664	10.8	6,257	11.7	(1,593)	(25.5)
Rerollers	2,868	6.6	5,405	10.1	(2,537)	(46.9)
Original equipment manufacturers	4,532	10.4	3,352	6.3	1,180	35.2
Conversion services and other sales	1,154	2.7	1,715	3.2	(561)	(32.7)

Total net sales	$43,371	100.0%	$53,626	100.0%	$(10,255)	(19.1)%

Melt Type Information
	Three months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$37,801	87.1%	$48,608	90.6%	$(10,807)	(22.2)%
Premium alloys (A)	4,416	10.2	3,303	6.2	1,113	33.7
Conversion services and other sales	1,154	2.7	1,715	3.2	(561)	(32.7)

Total net sales	$43,371	100.0%	$53,626	100.0%	$(10,255)	(19.1)%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$28,036	64.6%	$31,972	59.6%	$(3,936)	(12.3)%
Power generation	3,817	8.8	5,710	10.7	(1,893)	(33.2)
Oil & gas	2,782	6.4	5,121	9.5	(2,339)	(45.7)
Heavy equipment	4,057	9.4	4,672	8.7	(615)	(13.2)
General industrial, conversion services and other sales	4,679	10.8	6,151	11.5	(1,472)	(23.9)

Total net sales	$43,371	100.0%	$53,626	100.0%	$(10,255)	(19.1)%

Net sales:

Net sales for the three months ended September 30, 2015 decreased $10.3 million, or 19.1%, as compared to the three months ended September 30, 2014.  This decrease primarily reflects a 25.4%  decrease in consolidated shipments and approximately 42% decrease in average surcharge for the three months ended September 30, 2015, compared to the same prior year period.  Despite the decrease in surcharges, our sales dollars per shipped ton increased by 8.4% from the three months ended September 30, 2014 to the three months ended September 30, 2015 reflecting a shift to a higher value product mix.  Our product sales to all of our end markets decreased, as noted in the above table.  During the three months ended September  30, 2015, premium alloy sales increased when compared to the three months ended September 30, 2014.  Our premium alloy sales were 10.2% of total sales for the three months ended September 30, 2015 compared to 6.2% for the three months ended September 30, 2014.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

The Company’s gross margin for the third quarter of 2015 was negative $0.4 million, or negative 0.9% of net sales, and included before-tax charges of $3.5 million associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing hourly and salary workforce, and costs associated with an unauthorized substitution by a vendor of a critical supply part for the melting process. Before including these pre-tax charges, the gross margin for the third quarter of 2015 was $3.1 million, or 7.1% of total sales, compared with $8.6 million, or 16.1% of net sales, in the third quarter of 2014, and $5.2 million, or 10.5% of net sales, in the second quarter of 2015.  The Company’s gross margin in 2015 has been negatively impacted by the sustained misalignment of material cost of product shipped with surcharges due to the steady decline in commodity prices over the past year.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.3 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a decrease in variable incentive compensation expense.  In addition, SG&A expenses include approximately $0.3 million for the write off of a non-compete agreement that was exited in the third quarter of 2015.  As a percentage of sales, our SG&A expenses increased from 10.3% during the three months ended September 30, 2014 to 12.0% for the three months ended September 30, 2015 primarily as a result of the 19.1%  decrease in our net sales quarter over quarter.

Goodwill Impairment:

As of September 30, 2015, the Company has experienced a significant and sustained drop in its share price and continued weak operating results driven by slower market conditions.  As a result of these conditions, the Company determined that an interim goodwill impairment review was required in accordance with ASC 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1 million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.

Interest expense and other financing costs:

Interest expense decreased from $0.8 million for the three months ended September 30, 2014 to $0.6 million for the three months ended September 30, 2015. This decrease is primarily due to lower interest rates incurred on our debt in 2015 when compared to 2014.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.

Deferred financing fees decreased by approximately $0.1 million in the third quarter of 2015 compared to the same period in the prior year.  The decrease is the result of a reduction to deferred financing fees to be paid.

Income tax (benefit) provision:

For the nine months ended September 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 35.7% and 34.0%, respectively.

Including the effect of discrete items, our effective tax rate for the three months ended September 30, 2015 and 2014 was 35.9% and 35.7%, respectively.

Net income:

For the third quarter of 2015, the Company recorded a net loss of $17.0 million, or $2.41 per diluted share, including the after-tax non-cash intangible write-off charge of $13.2 million or $1.87 per diluted share as well as after-tax charges of $2.3 million, or $0.32 per diluted share, associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing hourly and salary workforce, and costs associated with the unauthorized product substitution by a vendor.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine months ended September 30,
(in thousands, except shipped ton information)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$113,980	76.5%	$120,233	78.8%	$(6,253)	(5.2)%
High-strength low alloy steel	13,270	8.9	11,787	7.7	1,483	12.6
Tool steel	13,133	8.8	11,315	7.4	1,818	16.1
High-temperature alloy steel	4,981	3.3	4,570	3.0	411	9.0
Conversion services and other sales	3,600	2.5	4,697	3.1	(1,097)	(23.4)
						#DIV/0!
Total net sales	148,964	100.0	152,602	100.0	(3,638)	(2.4)
Cost of products sold	138,478	93.0	129,489	84.9	8,989	6.9
						#DIV/0!
Gross margin	10,486	7.0	23,113	15.1	(12,627)	(54.6)
Selling and administrative expenses	14,873	10.0	15,317	10.0	(444)	(2.9)
Goodwill impairment	20,268	13.6	-	-	20,268	NM
						#DIV/0!
Operating (loss) income	(24,655)	(16.6)	7,796	5.1	(32,451)	(416.3)
Interest expense	(1,813)	(1.2)	(2,370)	(1.6)	557	(23.5)
Deferred financing amortization	(367)	(0.2)	(484)	(0.3)	117	(24.2)
Other expense, net	(88)	(0.1)	(1)	-	(87)	NM
						#DIV/0!
(Loss) income before income taxes	(26,923)	(18.1)	4,941	3.2	(31,864)	NM
(Benefit) provision for income taxes	(9,647)	(6.5)	2,596	1.7	(12,243)	(471.6)
						#DIV/0!
Net (loss) income	$(17,276)	(11.6)%	$2,345	1.5%	$(19,621)	NM
						#DIV/0!
Tons shipped	26,423		29,461		(3,038)	(10.3)%

Sales dollars per shipped ton	$5,638		$5,180		$458	8.8%

NM – Not meaningful

Market Segment Information
	Nine months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$101,957	68.4%	$100,659	66.0%	$1,298	1.3%
Forgers	12,452	8.4	19,719	12.9	(7,267)	(36.9)
Rerollers	13,687	9.2	16,257	10.7	(2,570)	(15.8)
Original equipment manufacturers	17,268	11.6	11,270	7.3	5,998	53.2
Conversion services and other sales	3,600	2.4	4,697	3.1	(1,097)	(23.4)

Total net sales	$148,964	100.0%	$152,602	100.0%	$(3,638)	(2.4)%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$131,664	88.4%	$137,648	90.2%	$(5,984)	(4.3)%
Premium alloys (A)	13,700	9.2	10,257	6.7	3,443	33.6
Conversion services and other sales	3,600	2.4	4,697	3.1	(1,097)	(23.4)

Total net sales	$148,964	100.0%	$152,602	100.0%	$(3,638)	(2.4)%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers/processors rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2015		2014

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$92,176	61.9%	$88,869	58.2%	$3,307	3.7%
Power generation	16,215	10.9	17,677	11.6	(1,462)	(8.3)
Oil & gas	12,996	8.7	14,776	9.7	(1,780)	(12.0)
Heavy equipment	13,024	8.7	12,328	8.1	696	5.6
General industrial, conversion services and other sales	14,553	9.8	18,952	12.4	(4,399)	(23.2)

Total net sales	$148,964	100.0%	$152,602	100.0%	$(3,638)	(2.4)%

Net sales:

Net sales for the nine months ended September 30, 2015 decreased $3.6 million, or 2.4%, as compared to the nine months ended September 30, 2014.  Consolidated shipments for the nine months ended September 30, 2015 decreased by 10.3% compared to the nine months ended September 30, 2014.  Despite downward pressure on pricing resulting from lower surcharges, our sales dollars per shipped ton increased by 8.8% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 indicating a shift to a higher value product mix.  Our product sales to the aerospace and heavy equipment end markets increased while sales to all other end markets decreased as noted above.  During the nine months ended September 30, 2015, we recognized a $3.4 million, or 33.6%, increase in premium alloy sales when compared to the same period in 2014.  Our premium alloy sales increased from 6.7% of total sales for the nine months ended September 30, 2014 to 9.2% in the current period.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

The Company’s gross margin for the nine months ended September 30, 2015 was $10.5 million, or 7% of net sales, and included before-tax charges of $3.5 million associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing hourly and salary workforce, and costs associated with an unauthorized substitution by a vendor of a critical supply part for the melting process.  Before including these pre-tax charges, the gross margin for the nine months ended September 30, 2015 was approximately $14.0 million, or 9.4% of net sales, compared with $23.1 million and 15.1% of net sales for the same period in 2014.  The Company’s gross margin in 2015 has been negatively impacted by the sustained misalignment of material cost of product shipped with surcharges due to the decline in commodity prices over the past year.

Selling, general and administrative expenses:

Our SG&A expenses decreased by $0.4 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to decreased variable incentive compensation.  In addition, SG&A expenses include approximately $0.3 million for the write off of a non-compete agreement that was exited in the third quarter of 2015.   As a percentage of sales, our SG&A expenses were flat when comparing the 9 months ended September 30, 2015 to the same period in the prior year.

Goodwill Impairment:

As of September 30, 2015, the Company has experienced a significant and sustained drop in its share price and continued weak operating results driven by slower market conditions.  As a result of these conditions, the Company determined that an interim goodwill impairment review was required in accordance with ASC 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1 million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.

Interest expense and other financing costs:

Interest expense decreased from $2.4 million for the nine months ended September 30, 2014 to $1.8 million for the nine months ended September 30, 2015. This decrease is primarily due to lower interest rates incurred on our debt in 2015 when compared to 2014. Our interest rates are determined by a LIBOR-based rate plus an applicable margin based upon our quarterly leverage ratio.

Deferred financing fees were $0.4 million for the nine months ended September 30, 2015 compared to $0.5 million for the same period in the prior year.  The decrease is the result of a reduction to deferred financing fees to be paid.

Income tax (benefit) provision:

For the nine months ended September 30, 2015 and 2014, our estimated annual effective tax rate applied to ordinary income was 35.7% and 34.0%, respectively.

Including the effect of discrete items, our effective tax rate for the nine months ended September 30, 2015 and 2014 was 35.8% and 52.5%, respectively. The effective tax rate for the nine months ended September 30, 2014 was reflective of a net discrete tax expense of $915,000.  The $915,000 of discrete tax expense primarily includes tax expense of $596,000 associated with the New York state tax rate reduction to 0% for New York qualified manufacturers, and tax expense of $247,000 associated with a Pennsylvania tax settlement related to certain expenses which had been deducted for state income tax purposes during the 2005-2007 tax years.

Net income:

For the first nine months of 2015, the net loss was $17.3 million, or $2.45 per diluted share, including the after-tax non-cash intangible write-off charge of $13.2 million or $1.87 per diluted share, as well as after-tax charges of $2.3 million, or $0.33 per diluted share, associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing hourly and salary workforce, and costs associated with the unauthorized product substitution by a vendor.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.  At September 30, 2015, our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, decreased by $7.2 million to $97.9 million compared to $105.1 million at December 31, 2014.  Our net accounts receivable balances decreased $5.9 million for the quarter ended September 30, 2015 compared to the quarter ended December 31, 2014.  Inventory levels decreased by $12.8 million to $88.3 million as of September 30, 2015 from  $101.1 million as of December 31, 2014 due to a reduction in melting to better align inventory with lower commercial activity. As a result of lower operating activity, our accounts payable balance decreased by $11.4 million to $13.6 million as of September 30, 2015 from $25.0 million as of December 31, 2014.

Net cash provided by operating activities:

During the nine months ended September 30, 2015, we generated net cash from operating activities of $12.5 million.  Accounts receivable generated $5.9 million of cash while changes in inventory and accounts payable largely offset.  For the nine months ended September 30, 2015, accrued employment costs decreased by $2.2 million as a result of the payout of 2014 variable compensation.    During the nine months ended September 30, 2015, our net income adjusted for non-cash expenses generated approximately $9.0 million of cash.

During the nine months ended September 30, 2014, we generated net cash from operating activities of $4.3 million.   During the nine months ended September 30, 2014, our net income adjusted for non-cash expenses generated approximately $19.2 million of cash.  The increase in our net inventory and net accounts receivable used $12.4 million and $12.1 million of cash, respectively, which was partially offset by the net increase in our accounts payable and other accruals and assets which provided $9.5 million in cash.

Net cash used in investing activity:

During the nine months ended September 30, 2015, we used $8.4 million in cash for capital expenditures compared to $6.1 million during the nine months ended September 30, 2014.  The primary reason for increased capital spending during the nine months ended September 30, 2015 as compared to the same period in 2014 is timing associated with significant projects started in the second half of 2014 which carried over and were completed in the first half of 2015.

Net cash (used in) provided by financing activities:

During the nine months ended September 30, 2015, our financing activities used $3.9 million in cash.  We made net payments of $2.0 million to reduce our borrowings under the Credit Agreement and made payments of $2.3 million on our Term Loan during the first nine months of 2015. We received $0.4 million in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.

During the nine months ended September 30, 2014, our financing activities provided $2. 2 million in cash.  Net cash provided from borrowings under our credit facility was approximately $3.5 million.  Additionally, we received $0.9 million in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support higher inventory and operating levels.

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

The following table reflects the average market values per pound for selected months during the last 18-month period:

	September	June	March	December
	2015	2015	2015	2014

Nickel	$4.49	$5.80	$6.23	$7.22
Chrome	$1.06	$1.10	$1.12	$1.12
Molybdenum	$5.93	$7.30	$8.28	$9.53
Carbon scrap	$0.09	$0.12	$0.11	$0.16

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

Amounts outstanding under the Facilities, at our option, will bear interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Credit Agreement. We elected to use the LIBOR Option during the nine months ended September 30, 2015,  which was 1.95% at September 30, 2015.  Interest on the Facilities is payable monthly.

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

On October 23, 2015, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) which is effective as of September 30, 2015.   Pursuant to the Fourth Amendment, the leverage ratio shall not exceed a ratio of 3.50 to 1.00 for the period ending September 30, 2015.  The leverage ratio covenant has been eliminated with respect to quarters ending after September 30, 2015, and testing under the fixed charge ratio covenant contained in the Credit Agreement has been delayed until September 30, 2016.  The Fourth Amendment adds a covenant whereby the Company must maintain at least $10.0 million of undrawn availability commencing on December 31, 2015.  In addition, the Fourth Amendment amends a covenant based on the Company’s Consolidated EBITDA (as defined in the Fourth Amendment).  Pursuant to that amended covenant, the Company must maintain Consolidated EBITDA of $12.4 million, $10.2 million, $10.8 million, $16.8 million and $23.0 million for the prior four fiscal quarters for the periods then ended December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.  We were in compliance with our covenants at September 30, 2015 and December 31, 2014.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2015 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Employment Agreement, dated August 4, 2015, between the Company and Larry J. Pollock (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.2

Employment Agreement, dated August 5, 2015, between the Company and Graham McIntosh (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.3

Employment Agreement, dated August 5, 2015, between the Company and Ross Wilkin (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.4

Fourth Amendment to Credit Agreement, dates as of October 23, 2015, by and among the Company, the other borrowers party thereto, the lenders party thereto and PNC Bank National Association, as Administrative Agent  (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 23, 2015).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2015

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)