Form 10-K
period 2015-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2016-02-24
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price of $19.65 per share on that date, was approximately $52,785,000.  For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 19, 2016, there were 7,477,400shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

i

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of Universal Stainless and Alloy Products, Inc. (“Universal,” the “Company,” “us,” “our,” or “we”), including, but not limited to, the statements contained in Item 1, “Business,” and Item 7, "Management's Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, and the effect of new accounting pronouncements.  We do not undertake any obligation to publicly update any forward-looking statements.

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

We operate in four locations: Bridgeville and Titusville, Pennsylvania; Dunkirk, New York; and North Jackson, Ohio.   Our corporate headquarters is located at our Bridgeville location.  We operate these four manufacturing locations as one reportable business segment.

We produce a wide variety of specialty steel grades using several manufacturing processes including argon oxygen decarburization (“AOD”), electro-slag remelted (“ESR”), vacuum induction melting (“VIM”) and vacuum-arc remelted (“VAR”).  At our Bridgeville and North Jackson facilities, we produce specialty steel products in the form of semi-finished and finished long products (ingots, blooms, billets and bars).  In addition, the Bridgeville facility produces flat rolled products (slabs and plates).  Semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar, rod, wire and plate products.  Finished bar products that we manufacture are primarily used by OEMs and by service center customers for distribution to a variety of end users.  We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our precision rolled products department, located at our Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys.  Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.  For the years ended December 31, 2015, 2014 and 2013, more than 75% of our net sales were derived from stainless steel products.

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

Our net sales by principal product line were as follows:

For the years ended December 31,	2015	2014	2013
(dollars in thousands)
Stainless steel	$135,945	$159,799	$137,383
High-strength low alloy steel	16,045	16,853	17,894
Tool steel	16,197	16,680	18,112
High-temperature alloy steel	7,557	6,295	4,277
Conversion services and other sales	4,916	5,933	3,102

Total net sales	$180,660	$205,560	$180,768

RAW MATERIALS

We depend on the delivery of key raw materials for our day-to-day operations.  These key raw materials are carbon and stainless scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum, and copper.  Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and processors.  We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and originate in the United States, Australia, Canada, China, Russia, Brazil and South Africa.

Our Bridgeville and North Jackson facilities currently supply semi-finished specialty steel products as starting materials to our other operating facilities.  Semi-finished specialty steel starting materials, which we cannot produce at a competitive cost, are purchased from other suppliers.  We generally purchase these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. We believe that adequate supplies of starting material will continue to be available.

The cost of raw materials represents approximately half of the cost of products sold in 2015, 2014 and 2013.  Raw material costs can be impacted by significant price changes.  Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations.  Future raw material prices cannot be predicted with any degree of certainty.  We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

We maintain a sales price surcharge mechanism on certain of our products to match sales prices to raw material price changes.  For certain products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment.  For certain finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date.

CUSTOMERS

Our five largest customers in the aggregate accounted for approximately 42% of our net sales for the year ended December 31, 2015, and 46% of our net sales for each of the years ended December 31, 2104 and 2013, respectively.  Our largest customer in 2015, Reliance Steel & Aluminum Co., accounted for approximately 16%, 18% and 15% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively.  No other customer accounted for more than 10% of our net sales for the years ended December 31, 2015 and 2014.  In addition, one other customer accounted for over 10% of our net sales in 2013.  International sales approximated 9%,  7% and 6% of 2015,  2014 and 2013 total net sales, respectively.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2015 was approximately $38.2 million compared to approximately $61.1 million at the same time in 2014.  We believe that this 37% decrease in our backlog is largely a result of decreased demand for our products due to the industry-wide downtown, shorter lead times, and customer destocking.  Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue.  However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

EMPLOYEE RELATIONS

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business.  We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders.  At December 31, 2015, 2014 and 2013, we had 634, 714, and 675 employees, respectively, of which 449, 501, and 475, respectively, were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville and Dunkirk facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment.  The North Jackson facility is not unionized.  We have entered into the following collective bargaining agreements:

Facility	Commencement Date	Expiration Date
Dunkirk	November 2012	October 2017
Bridgeville	September 2013	August 2018
Titusville	October 2015	September 2020

We believe a critical component of our collective bargaining agreements is the inclusion of a profit sharing plan.

Employee Benefit Plans

We maintain a 401(k) retirement plan for our hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended.  In addition, we make periodic contributions to the 401(k) plan for the hourly employees employed at the Dunkirk and Titusville facilities, based on service, and at the North Jackson facility, based upon the employee’s age and wage rate.  We make periodic contributions for the salaried employees at all locations, except for North Jackson, based upon their service and their individual contribution to the 401(k) retirement plan.  For North Jackson salaried employees, we make periodic contributions based upon the employee’s age, annual salary, and their individual contributions.

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period.  The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2015, we have issued 178,636 shares of common stock since the Plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 26, 2016, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position

Dennis M. Oates (63)	2008	Chairman, President and Chief Executive Officer

Larry J. Pollock (51)	2015	Executive Vice President, Chief Manufacturing Officer

Christopher M. Zimmer (42)	2010	Executive Vice President and Chief Commercial Officer

Paul A. McGrath (64)	1996	Vice President of Administration, General Counsel and Secretary

Graham McIntosh, Ph.D. (53)	2015	Vice President and Chief Technology Officer

Ross C. Wilkin (45)	2015	Vice President of Finance, Chief Financial Officer and Treasurer

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

Larry J. Pollock has been Executive Vice President, Chief Manufacturing Officer since May 2015.  Mr. Pollock served as Director of Tube Manufacturing at TimkenSteel prior to joining the Company and General Manager at The Timken Company from 2010 through 2014.  Prior to joining Timken, Mr. Pollock was the General Manager at SPS Technologies/PCC where he was responsible for the aerospace fasteners business unit.  From 1987 to 2009, Mr. Pollock held several positions at Pilkington/Nippon Sheet Glass Company.

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

Graham McIntosh, Ph.D. has been Vice President and Chief Technology Officer since November 2013.  Dr. McIntosh previously served as Director of Global Technology Initiatives for Carpenter Technology Corporation where he joined in 2008.  Dr. McIntosh also served as Vice President of Technology and Director of Quality for Firth Rixson Viking from 2001-2008, and also held several management and technical positions at Wyman-Gordon Livingston from 1987-2001, where he began his career.

Ross C. Wilkin has been Vice President of Finance, Chief Financial Officer and Treasurer since August 2015.  Mr. Wilkin previously served as Chief Financial Officer of Dynamics Inc. From 2003 to 2014, Mr. Wilkin held several financial positions at the H.J. Heinz Company, including VP CFO of Heinz Australia and New Zealand, and Divisional Finance Director for Heinz North America.   Prior to joining H.J. Heinz, Mr. Wilkin served as Finance Director for the European Access division of Marconi plc.  He began his finance career at KPMG in 1992.

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

Our five largest customers in the aggregate accounted for approximately 42% of our net sales for the year ended December 31, 2015, and 46% of our net sales for each of the years ended December 31, 2104 and 2013, respectively.  The accounts receivable balance from these five customers comprised approximately 23% of total accounts receivable at December 31, 2015.  An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

Our business is very competitive and increased competition could reduce our sales.

We compete with domestic and foreign producers of specialty steel products.  In addition, many of the finished products sold by our customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products.  Any competitive factors that adversely affect the market for finished products manufactured by us or our customers could indirectly adversely affect the demand for our semi-finished products.  Additionally, our products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises.  Competition in our field is intense and is expected to continue to be so in the foreseeable future.  The majority of our business is not covered under long term supply contracts.  There can be no assurance that we will be able to compete successfully in the future.

A substantial amount of our sales are derived from the aerospace industry.

Approximately 60% of our sales and 46% of our tons shipped represented products sold to customers in the aerospace market in 2015.  The aerospace market is historically cyclical due to both external and internal market factors.  These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism.  The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. While the aerospace industry is currently experiencing good growth, a downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

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

Our business requires substantial amounts of energy.

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

At December 31, 2015, we had 449 employees out of a total of 634 who were covered under collective bargaining agreements expiring at various dates in 2017 to 2020.  There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

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

We have debt upon which we are required to make scheduled interest and principal payments, and we may incur additional debt in the future.  A significant portion of our debt bears interest at variable rates that may increase in the future.  Our ability to satisfy our debt obligations, and our ability to refinance any of our indebtedness in the future if we determine that doing so would be advisable, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected.  Our credit agreement, which provides for a $65.0 million senior secured revolving credit facility and a $30.0 million senior secured term loan facility, also requires us to comply with certain covenants.  A failure to comply with the covenants contained in the credit agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt.  As of December 31, 2015, we were in compliance with the covenants in our credit agreement.  In January, 2016 we entered into a new credit agreement that replaces the credit agreement in place at December 31, 2015.

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

We own our North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres.  The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations.  Our obligations under our credit agreement, which is more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a first lien in our real property in North Jackson, Ohio.  Also, our obligations under the convertible notes also more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” are collateralized by a second lien in our North Jackson, Ohio real property.

We own our Dunkirk, New York facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres.  The Dunkirk facility processes semi-finished billet and bar stock through one or more of its four rolling mills, a high temperature annealing facility and/or a round bar finishing facility.

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

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2015, a total of 7,404,193 shares of common stock, par value $0.001 per share, were issued and held by approximately 112 holders of record.  There were 292,855 shares of the issued common stock held in treasury at December 31, 2015.

Certain holders of our common stock and the Company are party to a stockholder agreement.  That agreement maintains in effect certain registration rights granted to certain stockholders and provides to them two demand registration rights exercisable at any time upon written request for the registration of shares of common stock having an aggregate net offering price of at least $5.0 million.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market under the symbol “USAP.”  The following table sets forth the range of high and low sales prices per share of our common stock, for the periods indicated below:

	2015		2014
	High	Low	High	Low
First quarter	$28.41	$19.03	$38.88	$30.15
Second quarter	$27.11	$17.76	$36.81	$28.79
Third quarter	$19.82	$10.15	$34.22	$25.92
Fourth quarter	$13.59	$8.01	$28.79	$22.85

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by us.   The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated;  Materion Corporation; Carpenter Technology Corporation;  and Haynes International, Inc.  RTI International Metals, Inc., which previously was included in our peer group, was acquired by Alcoa Inc. in July 2015.  The graph assumes an investment of $100 on December 31, 2010 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization.  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2010	2011	2012	2013	2014	2015

Universal Stainless & Alloy Products, Inc.	$100.00	$119.44	$117.55	$115.28	$80.40	$29.70
Peer Group	$100.00	$96.94	$77.22	$92.62	$85.58	$43.68
NASDAQ Composite Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31

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

DIVIDENDS

We have never paid a cash dividend on our common stock.  Our credit agreement does not permit the payment of cash dividends on our common stock.

ITEM 6.SELECTED FINANCIAL DATA

For the years ended December 31,	2015	2014	2013	2012	2011
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$180,660	$205,560	$180,768	$250,990	$252,596
Goodwill impairment	$20,268	$-	$-	$-	$-
Operating (loss) income	$(30,079)	$10,900	$(4,005)	$23,403	$29,687
Net (loss) income	$(20,672)	$4,050	$(4,062)	$14,617	$18,122

Financial position at year-end:
Cash	$112	$142	$307	$321	$274
Working capital[1]	$85,006	$98,069	$86,512	$106,607	$85,304
Property, plant and equipment, net	$193,505	$199,795	$203,590	$206,150	$183,148
Total assets[1]	$298,555	$354,874	$334,882	$352,959	$333,001
Long-term debt	$74,137	$83,875	$86,796	$105,242	$91,650
Stockholders’ equity	$184,977	$203,630	$196,458	$197,713	$180,073

Common share data:
Net (loss) income per common share - Basic	$(2.92)	$0.58	$(0.58)	$2.13	$2.65
Net (loss) income per common share - Diluted	$(2.92)	$0.57	$(0.58)	$2.02	$2.56

We acquired the North Jackson facility in August 2011.  The results and balances related to North Jackson have been included in our consolidated results since that time.

1Total assets and working capital, for prior periods, have been adjusted to reflect the reclassification of deferred tax assets to noncurrent deferred income taxes to be consistent with the current year presentation.

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

Despite relatively strong demand in the first half of 2015, which delivered first half net sales growth of 6.7% compared to the first half of 2014, full year 2015 demand was down in all of our end markets due to a second half industry-wide downturn and customer destocking, combined with the impact of lower commodity-driven surcharges.  Our customers reduced their inventory levels in anticipation of continued declines in commodity prices.  Given this, our overall 2015 net sales were $180.7 million, a decline of $24.9 million, or 12.1%, compared to 2014 net sales of $205.6 million. In our primary market, aerospace, which approximates 60% of total net sales, our sales declined to $108.8 million in 2015 from $120.9 million in 2014, a decrease of $12.2 million, or 10.1%.  In addition, net sales in power generation, general industrial (including conversion services and other sales), oil and gas markets, and heavy equipment end markets decreased in 2015 by 18.2%, 16.6%, 12.2% and 12.0%, respectively, reflecting broad-based customer destocking and low oil and gas end market activity.   On a positive note, for the 2015 full year, our premium alloy products, which we define as all vacuum induction melt (“VIM”), sales increased by 27.4% over 2014 levels, and represented $17.6 million, or 9.7%, of our total net sales compared to $13.8 million, or 6.7%, of total net sales in 2014.  Our premium alloy products are primarily sold to the aerospace end market.  Backlog at the end of 2015, before surcharges, was $38.2 million, a decrease of approximately 37% compared to a backlog of $61.1 million at the end of 2014.  One of our top priorities over the last 36 months has been to earn customer approvals.  In 2015, we earned an additional 15 approvals that are critical to our focus on the aerospace, oil & gas and power generation industries.  We added seven more new products in 2015 on top of the 13 added in 2014, as new product introductions are also essential to move to a higher value product mix.  We continue to work on gaining other customer approvals and to add more products, with a focus on high value nickel alloy products.

For 2015, our gross margin was 5.3% of net sales compared to 15.6% of net sales in 2014.  Gross margin was negatively impacted by the misalignment of customer surcharges with melt costs, as well as overall lower volumes.  Reduced mill activity, including a 29% reduction in primary melt volumes, as well as employee severances and non-cash inventory write downs, resulted in charges of $4.7 million, or 2.6% of net sales during the second half of 2015. In addition, during the second half of 2015, charges related to losses incurred from a supplier error impacted gross margin by an additional negative $938,000, or 0.5% of net sales.  In light of the weak business conditions in the second half of the year, our focus was to reduce inventory, generate cash, and implement productivity initiatives to better position us when the industry rebounds.  In addition, we continued to focus our attention on reducing scrap rates, improving on-time performance,  and increasing yields, while controlling spending at each of plants.  As we move into 2016 we expect that surcharge misalignment will improve by the second quarter, assuming that nickel and other commodity prices continue to stabilize.  Stabilization of commodity prices is a key catalyst for us to return to normal gross margin levels.

Selling, general and administrative (“SG&A”) expenses decreased by $1.7 million in 2015, compared to 2014, primarily as a result of incurring $2.0 million less variable incentive compensation due to our reduced profitability in 2015 compared to 2014. In addition, SG&A charges totaling $0.5 million for the exit of a non-compete contract and employee severance costs negatively impacted 2015. In addition to reducing headcount, and instituting unpaid leave, the Company negotiated savings on contracts with suppliers and service providers and reduced spending on SG&A in the second half of the year.  Also impacting operating results, we recorded a $20.3 million charge in the third quarter of 2015 for the impairment of goodwill.  The decline in our stock price had caused the Company’s market capitalization to fall sufficiently below book value to necessitate an impairment review under generally accepted accounting principles. The impairment charge fully eliminates goodwill from the balance sheet.

Overall, our operating loss in 2015 was $30.1 million, compared to operating income of $10.9 million in 2014.  However, the charges noted above related to goodwill impairment, idle plant costs, supplier losses, non-cash inventory write-offs, employee severance and exit costs, and the exit of a non-compete contract accounted for $26.4 million of the change in 2015 compared to 2014.

During 2015 we generated $19.2 million cash from operating activities, and incurred $9.6 million of capital spending. Total debt was reduced by $9.7 million.  We believe that demand in the majority of our end markets, especially aerospace where both Boeing and Airbus have production backlogs out for the next several years along with growth in the aftermarket parts markets, will continue to improve as we move through 2016.  However, we see no sign that the oil and gas market will rebound in 2016.

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

Results of Operations

2015 Results as Compared to 2014

For the years ended December 31,	2015		2014
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$135,945	75.2%	$159,799	77.7%	$(23,854)	(14.9)%
High-strength low alloy steel	16,045	8.9	16,853	8.2	(808)	(4.8)
Tool steel	16,197	9.0	16,680	8.1	(483)	(2.9)
High-temperature alloy steel	7,557	4.2	6,295	3.1	1,262	20.0
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)

Total net sales	180,660	100.0	205,560	100.0	(24,900)	(12.1)
Cost of products sold	171,065	94.7	173,538	84.4	(2,473)	(1.4)

Gross margin	9,595	5.3	32,022	15.6	(22,427)	(70.0)
Selling, general and administrative expenses	19,406	10.7	21,122	10.3	(1,716)	(8.1)
Goodwill impairment	20,268	11.2	-	-	20,268	100.0

Operating (loss) income	(30,079)	(16.6)	10,900	5.3	(40,979)	(376.0)
Interest expense	(2,324)	(1.3)	(3,035)	(1.5)	(711)	23.4
Deferred financing amortization	(566)	(0.3)	(644)	(0.3)	(78)	12.1
Other income (expense)	153	0.1	(22)	-	175	795.5

(Loss) income before income taxes	(32,816)	(18.2)	7,199	3.5	(40,015)	(555.8)
(Benefit) provision for income taxes	(12,144)	(6.7)	3,149	1.5	(15,293)	(485.6)

Net (loss) income	$(20,672)	(11.4)%	$4,050	2.0%	$(24,722)	(610.4)%

Tons shipped	32,388		38,869		(6,481)	(16.7)%

Sales dollars per shipped ton	$5,578		$5,289		$289	5.5%

Market Segment Information:

For the years ended December 31,	2015		2014
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$121,090	67.0%	$137,298	66.8%	$(16,208)	(11.8)%
Forgers	15,143	8.4	24,918	12.1	(9,775)	(39.2)
Rerollers	17,848	9.9	21,129	10.3	(3,281)	(15.5)
Original equipment manufacturers	21,663	12.0	16,282	7.9	5,381	33.0
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)

Total net sales	$180,660	100.0%	$205,560	100.0%	$(24,900)	(12.1)%

Melt Type Information:

For the years ended December 31,	2015		2014
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$158,145	87.6%	$185,811	90.4%	$(27,666)	(14.9)%
Premium alloys	17,599	9.7	13,816	6.7	3,783	27.4
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)

Total net sales	$180,660	100.0%	$205,560	100.0%	$(24,900)	(12.1)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2015		2014
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$108,791	60.2%	$120,947	58.8%	$(12,156)	(10.1)%
Power generation	19,212	10.6	23,498	11.4	(4,286)	(18.2)
Oil and gas	17,094	9.5	19,470	9.6	(2,376)	(12.2)
Heavy equipment	15,961	8.8	18,147	8.8	(2,186)	(12.0)
General industrial, conversion services and other sales	19,602	10.9	23,498	11.4	(3,896)	(16.6)

Total net sales	$180,660	100.0%	$205,560	100.0%	$(24,900)	(12.1)%

Net sales:

Net sales for the year ended December 31, 2015 decreased $24.9 million or 12.1%, as compared to the same period in 2014.  The decrease in our sales primarily reflects a 16.7%  decrease in consolidated tons shipped in 2015 compared to 2014 as demand for our products decreased as a result of  declining market conditions in 2015 including customer destocking, declines in the oil and gas end market, and lower commodity driven surcharges. Although sales dollars and tons shipped decreased in 2015 compared to 2014, sales dollars per shipped ton increased by 5.5% primarily a result of more favorable product mix of our higher value-added products.  Our product sales to all of our end markets decreased as noted in the above table.  During the year ended December 31, 2015, we recognized a $3.8 million, or a 27.4%, increase in premium alloy sales when compared to 2014.  It is a primary focus of ours to ship higher value-added products.    Overall, our premium alloy sales, which are sold primarily to the aerospace end market increased from 6.7% of total sales for the year ended December 31, 2014 to 9.7% of total sales during the year ended December 31, 2015.

Gross margin:

Our gross margin, as a percentage of sales, decreased to 5.3% in 2015 from 15.6% for 2014.  The decrease in gross margin is largely the result of the misalignment of sales surcharges, declining commodity prices, and lower sales volumes.  The Company also incurred approximately $4.7 million of costs, in the second half of 2015, in response to the sharp industry downturn including costs to temporarily idle plants, non-cash inventory write downs, and costs for reducing the hourly and salary workforce.  In addition, the Company incurred approximately $938,000 of costs associated with the unauthorized substitution by a vendor of a critical supply part for the melting process.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  Our SG&A expenses decreased by $1.7 million in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreased expenses of $2.0 million related to our variable incentive compensation plan as the result of our decreased profitability in 2015 as compared to 2014.  In addition we incurred approximately $225,000 of severance costs for reductions in the salary workforce and a non-cash write off of $255,000 for the exit of a non-compete contract.    The Company implemented cost savings programs in the second half of the year including headcount reductions, unpaid leave, negotiating savings on existing contracts with suppliers and service providers and reducing spending on SG&A.

Goodwill impairment:

We recorded a goodwill impairment in the third quarter of 2015.  Due to a significant and sustained drop in our share price and continued weak operating results driven by slower market conditions, the Company determined that an interim goodwill impairment review was required in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1  million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.  The Company reviewed long-lived assets for impairment at December 31, 2015 and no impairment was noted.

Interest expense and deferred financing amortization:

Our interest costs on our debt decreased to $2.3 million from $3.0 million for the same period of 2014.  This decrease is primarily due to lower interest rates incurred on our debt in 2015 as compared to 2014 as well as lower debt balances in 2015.  The interest rate on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain covenant levels.  Our deferred financing costs are associated with the issuance and subsequent amendments to our credit facility and convertible notes.  During the years ended December 31, 2015 and 2014, we recognized $566,000 and $644,000, respectively, of deferred financing amortization.

Other income:

Other income (expense) increased to approximately $153,000 of income from approximately $22,000 of expense for the same period of 2014.  The increase is due to an insurance recovery of approximately $218,000 offset by foreign currency losses.

Income tax (benefit) provision:

Our effective tax rates for the years ended December 31, 2015 and 2014 were (37.0)% and 43.7%, respectively. Our overall effective tax rate for the year ended December 31, 2015, which reflects a pre-tax loss, also includes approximately $517,000 of current and prior year research and development (“R&D”) tax credits.  The effective tax rate in 2014 was negatively impacted by net tax expenses of $570,000 due to a change in the New York state tax rate to zero percent (0%) for qualified New York manufacturers.

Net (loss) income:

We incurred a net loss of $20.7 million for the year ended December 31, 2015 compared to net income of $4.1 million for the year ended December 31, 2014.  However, charges noted above related to goodwill impairment, idle plant costs, supplier losses, non-cash inventory write-offs, employee severance and exit costs, and the exit of a non-compete contract negatively impacted the 2015 net income by $17.0 million.

2014 Results as Compared to 2013

For the years ended December 31,	2014		2013
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$159,799	77.7%	$137,383	76.0%	$22,416	16.3%
High-strength low alloy steel	16,853	8.2	17,894	9.9	(1,041)	(5.8)
Tool steel	16,680	8.1	18,112	10.0	(1,432)	(7.9)
High-temperature alloy steel	6,295	3.1	4,277	2.4	2,018	47.2
Conversion services and other sales	5,933	2.9	3,102	1.7	2,831	91.3

Total net sales	205,560	100.0	180,768	100.0	24,792	13.7
Cost of products sold	173,538	84.4	166,888	92.3	6,650	4.0

Gross margin	32,022	15.6	13,880	7.7	18,142	130.7
Selling, general and administrative expenses	21,122	10.3	17,885	9.9	3,237	18.1

Operating income (loss)	10,900	5.3	(4,005)	(2.2)	14,905	(372.2)
Interest expense	(3,035)	(1.5)	(2,598)	(1.4)	437	16.8
Deferred financing amortization	(644)	(0.3)	(444)	(0.2)	200	45.0
Other income, net	(22)	-	481	0.3	(503)	(104.6)

Income (loss) before income taxes	7,199	3.5	(6,566)	(3.6)	13,765	(209.6)
Provision (benefit) for income taxes	3,149	1.5	(2,504)	(1.4)	5,653	(225.8)

Net income (loss)	$4,050	2.0%	$(4,062)	(2.2)%	$8,112	(199.7)%

Tons shipped	38,869		36,477		2,392	6.6%

Sales dollars per shipped ton	$5,289		$4,956		$333	6.7%

Market Segment Information:

For the years ended December 31,	2014		2013
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$137,298	66.8%	$115,859	64.1%	$21,439	18.5%
Forgers	24,918	12.1	21,254	11.8	3,664	17.2
Rerollers	21,129	10.3	27,021	14.9	(5,892)	(21.8)
Original equipment manufacturers	16,282	7.9	13,532	7.5	2,750	20.3
Conversion services and other sales	5,933	2.9	3,102	1.7	2,831	91.3

Total net sales	$205,560	100.0%	$180,768	100.0%	$24,792	13.7%

Melt Type Information:

For the years ended December 31,	2014		2013
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$185,811	90.4%	$167,040	92.4%	$18,771	11.2%
Premium alloys	13,816	6.7	10,626	5.9	3,190	30.0
Conversion services and other sales	5,933	2.9	3,102	1.7	2,831	91.3

Total net sales	$205,560	100.0%	$180,768	100.0%	$24,792	13.7%

The majority of our products are sold to service centers rather than the ultimate end market customers.  The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

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

Gross margin:

Our gross margin, as a percentage of sales, more than doubled to 15.6% for the year ended 2014 compared to 7.7% for the same 2013 period.  The improvement in our gross margin for the year ended December 31, 2014 as compared to the same period in 2013 is largely a result of a better product mix of higher value added products sold, improved yields and scrap rates, and higher plant operating levels due to improved market conditions which created a higher demand for our products compared to the same 2013 period.

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

Income tax (benefit) provision:

Our effective tax rates for the years ended December 31, 2014 and 2013 were 43.7% and (38.1)%, respectively. Our overall effective tax rate for the year ended December 31, 2014, which reflects federal and state taxable income, also includes net tax expenses of $570,000 due to a change in the New York state tax rate to zero percent (0%) for qualified New York manufacturers, a settlement with Pennsylvania regarding certain expenses deducted, and 2013 and 2014 R&D tax credits.

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

Net cash provided by operating activities:

During 2015, we generated net cash from operating activities of $19.2 million.  Our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, contributed $14.3 million of cash from operations. Net income adjusted for non-cash expenses generated approximately $8.0 million of cash in 2015 which was partially offset by reductions in other accruals, primarily the payout of  2014 variable incentive compensation in 2015.  The decrease in managed working capital was driven by efforts to reduce inventory levels as well as reductions in receivables due to reduced sales compared to the same period in 2014.

During 2014, we generated net cash from operating activities of $12.9 million.  Our net income adjusted for non-cash expenses generated approximately $26.5 million of cash in 2014, which was partially offset by increases in our managed working capital which increased by $15.4 million to $105.1 million at December 31, 2014 compared to $89.8 million at December 31, 2013.  The increase in managed working capital in 2014 was primarily the result of improved market conditions in 2014 compared to 2013.

Net cash used in investing activity:

During 2015, our capital spending, which is primarily discretionary in nature, was $9.6 million as compared to $11.2 million in 2014. We received proceeds of approximately $218,000 in 2015 from an insurance recovery related to a casualty loss of manufacturing equipment.

Net cash used in financing activities:

During 2015, we used $9.9 million in cash from our financing activities.  We paid down $9.7 million of debt and incurred approximately $584,000 of deferred financing fees which was partially offset by proceeds from the issuance of stock from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.

During 2014, we used $1.9 million in cash from our financing activities.  Net cash used under our credit facility was approximately $2.9 million.  Additionally, in 2014, we received $1.0 million in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support higher inventory and operating levels.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the years ended December 31, 2015, 2014 and 2013 was as follows:

For the years ended December 31,	2015	2014	2013

Nickel	$5.37	$7.65	$6.81
Chrome	$1.08	$1.14	$1.01
Molybdenum	$6.85	$11.72	$10.36
Carbon scrap	$0.10	$0.18	$0.17

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations.  The average cost of nickel, which has a major impact on surcharges, has dropped to $5.37 in 2015 and had a negative impact on our gross margin in 2015.  In the last three months of 2015 the average cost of nickel has dropped to $4.27.  This factor may have a negative impact on our gross margin as we move into 2016 to the extent that we will be selling higher cost material that was melted in the latter half of 2015 to our customers while receiving lower surcharges in the first part of 2016.  The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.

Capital Resources Including Off-Balance Sheet Arrangements.  We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment, or material related-party transaction arrangements.

Credit Facility

At December 31, 2015 and 2014, we had a Credit Agreement (as previously amended, “Prior Credit Agreement”) with a syndication of banks which provided for a $105.0 million senior secured revolving credit facility (the “Prior Revolver”) and a $20.0 million senior secured term loan facility (the “Prior Term Loan” and together with the Prior Revolver, the “Prior Facilities”) with an expiration in March 2017.

The Prior Credit Agreement required us to pay a commitment fee of 0.25% based on the daily unused portion of the Prior Revolver. The Prior Revolver also provided for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Prior Revolver did not exceed our borrowing base under the terms of the Prior Credit Agreement.  The Prior Term Loan was payable in quarterly installments in the principal amount of $750,000 which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Prior Facilities, at our option, incurred interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Prior Credit Agreement.  We elected to use the LIBOR Option during the year ended December 31, 2015, which was 2.18% at December 31, 2015. Interest on the Prior Facilities was payable monthly. Amounts outstanding under the Prior Facilities were collateralized by the Company’s accounts receivable, inventory and property, plant and equipment.

On October 23, 2015, the Company entered into a Fourth Amendment to the Prior Credit Agreement (the “Fourth Amendment”) which was effective as of September 30, 2015.   Pursuant to the Fourth Amendment, the covenants required under the Prior Credit Agreement were amended.  We were in compliance with our covenants at December 31, 2015 and December 31, 2014.

On January 21, 2016 we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $5.0 million.  The Credit Agreement replaces the Prior Credit Agreement.    The Company was in compliance with all applicable financial covenants set forth in the Prior Credit Agreement as of the date of its entrance into the Credit Agreement.

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Convertible Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory.  The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company will pay quarterly installments of principal of approximately $1.1 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on April 1, 2016. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.

The Credit Agreement contains customary affirmative and negative covenants.  The Company also must maintain certain levels of EBITDA as outlined in the Credit Agreement.  As of December 31, 2016 and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.

At December 31, 2015 we had deferred financing fees of approximately $1.3 million.  As a result of entering into the Credit Agreement we expect to write off approximately $0.8 million of deferred fees in the first quarter of 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $500,003.81 based on the average of the high and low reported trading prices for the Company’s common stock on The Nasdaq Stock Market on February 1, 2016.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes were subordinated obligations and ranked junior to the Prior Facilities.  The Notes bore interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  As of December 31, 2015, unless earlier converted, the Notes were scheduled to mature and the unpaid principal balance was due on August 17, 2017.  The Notes and any accrued and unpaid interest were convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes was subject to adjustment  in certain circumstances.  We were permitted to prepay any outstanding Notes, in whole or in part, during a fiscal quarter if our share price was greater than 140% of the then-current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

On January 21, 2016, the Company entered into Amended and Restated Convertible Notes (collectively, the “Convertible Notes”) in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Convertible Notes amended and restated the Notes. The Company’s obligations under the Convertible Notes are collateralized by a second lien on the same assets of the Co-Borrowers that collateralize the obligations of the Co-Borrowers under the Facilities. The Convertible Notes mature on March 17, 2019 and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Convertible Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required on March 17, 2019.  If the Company elects to extend the maturity date of the Convertible Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required on March 17, 2020.

The Convertible Notes bear interest at a rate of 4.0% per year through and including August 17, 2016, a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder may elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Convertible Notes which is an integral multiple of $100,000. The Convertible Notes are convertible into shares of common stock and, in certain circumstances, cash, securities and/or other assets. The Convertible Notes are convertible based on an initial conversion rate of 21.2 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of $47.1675 per share). The conversion rate and the conversion price associated with the Convertible Notes may be adjusted in certain circumstances. The Holder’s conversion rights will be void and no longer subject to exercise by the Holder beginning on August 17, 2017.

In conjunction with the issuance of the Convertible Notes, we made principal prepayments on the Convertible Notes totaling $1.0 million on January 21, 2016.

Share-Based Activity.  We issued 33,175, 60,880, and 66,145 shares of our common stock during the years ended December 31, 2015, 2014 and 2013, respectively, through our two share-based compensation plans.  In 2015, 17,500 stock options issued under the Omnibus Incentive Plan (“OIP”) were exercised for an aggregate exercise price of $267,000.  In 2014, 49,500 stock options issued under the OIP were exercised for an aggregate exercise price of $764,000.    In 2013, 55,625 stock options issued under the OIP were exercised for an aggregate exercise price of $848,000.  Additionally, in 2012, we issued 35,000 shares of restricted common stock.  During 2013, 3,000 shares of restricted common stock were forfeited. The remaining shares were issued to participants in the Employee Stock Purchase Plan.

At December 31, 2015, our unrecognized share-based compensation expense related to non-vested stock option totaled $2.7 million which is expected to be recognized over a weighted average period of approximately 3.0 years.

In October 1998, we initiated a stock repurchase program to repurchase up to 315,000 shares of our outstanding common stock in open market transactions at market prices. We  have not repurchased any shares under the program since 2001.  We are authorized to repurchase 45,100 remaining shares of common stock under this program as of December 31, 2015.

Contractual Obligations. At December 31, 2015,  we had the following contractual principal, interest and purchase obligations:

	Payments due by period
		Less than	1-3	3-5
(dollars in thousands)	Total	1 year	years	years
Long-term debt (A)	$79,889	$5,005	$74,884	$-
Purchase obligations - other (B)	4,613	3,994	520	99
Purchase obligations - capital expenditures (B)	1,919	1,919	-	-

Total contractual obligations	$86,421	$10,918	$75,404	$99

(A)

Amounts include interest expense, which was estimated based upon the December 31, 2015 interest rate for our debt and assumes that debt will not be repaid until its maturity.  Amounts do not reflect the impact of the Credit Agreement, which was entered into on January 21, 2016 and discussed above.

(B)Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments and operating leases.

CONTINGENT ITEMS

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2015.

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

Long-lived assets, including property, plant and equipment and identifiable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was deemed necessary as of December 31, 2015, 2014 and 2013.

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

We evaluate goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that fair value is less than its carrying amount.  Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions.  We may elect to bypass this qualitative assessment and perform a two-step quantitative test.  We test for goodwill impairment using a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining fair value in the annual impairment test of goodwill.  We believe that the combination of the valuation models provides a more appropriate valuation by taking into account different marketplace participant assumptions.  Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature.  The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.    We did not have any impairment charges for the years ended December 2014, and 2013.  We did record an impairment of goodwill in the third quarter of 2015 which resulted in the elimination of goodwill from the balance sheet.

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

At December 31, 2015, we had $57.1 million of floating rate debt outstanding with an interest rate of 2.18%.  Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense.  A hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our pre-tax results by $571,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Page
Management’s Report on Internal Control over Financial Reporting	24
Report of Independent Registered Public Accounting Firm	25
Financial Statements
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	26
Consolidated Balance Sheets at December 31, 2015 and 2014	27
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	28
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013	29
Notes to Consolidated Financial Statements	30
Consolidated Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	47

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in  Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2015.  In addition, our audit included the consolidated financial statement schedule listed in the index at Item 15 (2) (Schedule II).  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement Schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
February 24, 2016

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2015	2014	2013
(dollars in thousands, except per share information)
Net sales	$180,660	$205,560	$180,768
Cost of products sold	171,065	173,538	166,888

Gross margin	9,595	32,022	13,880
Selling, general and administrative expenses	19,406	21,122	17,885
Goodwill impairment	20,268	-	-

Operating (loss) income	(30,079)	10,900	(4,005)
Interest expense and other financing costs	(2,890)	(3,679)	(3,042)
Other income (expense)	153	(22)	481

(Loss) income before income taxes	(32,816)	7,199	(6,566)
(Benefit) provision for income taxes	(12,144)	3,149	(2,504)

Net (loss) income	$(20,672)	$4,050	$(4,062)

Basic	$(2.92)	$0.58	$(0.58)

Diluted	$(2.92)	$0.57	$(0.58)

Weighted average shares of common stock outstanding:
Basic	7,069,954	7,031,539	6,950,976
Diluted	7,069,954	7,116,431	6,950,976

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014
(dollars in thousands)
ASSETS
Current assets:
Cash	$112	$142
Accounts receivable (less allowance for doubtful accounts of $249 and $17, respectively)	17,683	29,057
Inventory, net	83,373	101,070
Other current assets	2,584	2,681

Total current assets	103,752	132,950

Property, plant and equipment, net	193,505	199,795
Goodwill	-	20,268
Other long-term assets	1,298	1,861

Total assets	$298,555	$354,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,850	$25,009
Accrued employment costs	3,256	6,011
Current portion of long-term debt	3,000	3,000
Other current liabilities	640	861

Total current liabilities	18,746	34,881
Long-term debt	74,137	83,875
Deferred income taxes	20,666	32,425
Other long-term liabilities	29	63

Total liabilities	113,578	151,244

Commitments and contingencies (Note 10)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized, respectively; 7,404,193 and 7,371,018 shares issued, respectively	7	7
Additional paid-in capital	54,829	52,810
Retained earnings	132,431	153,103
Treasury stock, at cost; 292,855 common shares held, respectively	(2,290)	(2,290)

Total stockholders’ equity	184,977	203,630

Total liabilities and stockholders’ equity	$298,555	$354,874

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2015	2014	2013
(dollars in thousands)
Operating Activities:
Net (loss) income	$(20,672)	$4,050	$(4,062)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,608	17,476	16,280
Deferred income tax	(12,060)	2,935	(2,998)
Share-based compensation expense, net	1,865	2,082	1,827
Goodwill impairment	20,268	-	-
Changes in assets and liabilities:
Accounts receivable, net	11,374	(7,610)	3,334
Inventory, net	15,929	(20,075)	11,934
Accounts payable	(13,009)	10,721	3,678
Accrued employment costs	(2,755)	2,581	(1,241)
Income taxes	(248)	514	494
Other, net	(130)	215	(340)

Net cash provided by operating activities	19,170	12,889	28,906

Investing Activity:
Capital expenditures	(9,551)	(11,173)	(11,789)
Proceeds from insurance recovery	218	-	-

Net cash used in investing activity	(9,333)	(11,173)	(11,789)

Financing Activities:
Borrowings under revolving credit facility	73,515	103,785	76,784
Payments on revolving credit facility	(80,253)	(103,706)	(92,230)
Payments on term loan facility	(3,000)	(3,000)	(1,500)
Proceeds from the issuance of common stock	455	1,040	1,117
Payment of deferred financing costs	(584)	-	(1,165)
Purchase of treasury stock	-	-	(137)

Net cash used in financing activities	(9,867)	(1,881)	(17,131)

Net decrease in cash	(30)	(165)	(14)
Cash at beginning of period	142	307	321

Cash at end of period	$112	$142	$307

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amount capitalized	$2,384	$3,046	$2,534
Income taxes paid (refunded), net	$165	$(318)	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	shares	Common	paid-in	Retained	Treasury	Treasury
	outstanding	stock	capital	earnings	shares	stock
(dollars in thousands)
Balance at January 1, 2013	6,958,312	$7	$46,744	$153,115	288,681	$(2,153)
Common stock issuance under
Employee Stock Purchase Plan	10,520	-	269	-	-	-
Exercise of stock options	55,625	-	848	-	-	-
Issuance of restricted common stock	(3,000)	-	-	-	-	-
Share-based compensation	-	-	1,827	-	-	-
Purchase of treasury stock	(4,174)	-	-	-	4,174	(137)
Net loss	-	-	-	(4,062)	-	-

Balance at December 31, 2013	7,017,283	7	49,688	149,053	292,855	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,380	-	276	-	-	-
Exercise of stock options	49,500	-	764	-	-	-
Share-based compensation	-	-	2,082	-	-	-
Purchase of treasury stock	-		-	-	-	-
Net income	-	-	-	4,050	-	-

Balance at December 31, 2014	7,078,163	7	52,810	153,103	292,855	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	15,675	-	188	-	-	-
Exercise of stock options	17,500	-	267	-	-	-
Tax impact on RSUs vested and options exercised	-	-	(301)
Share-based compensation	-	-	1,865	-	-	-
Net loss	-	-	-	(20,672)	-	-

Balance at December 31, 2015	7,111,338	$7	$54,829	$132,431	292,855	$(2,290)

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or cash collateral.  During 2015, we had one customer which accounted for more than 16% of our total net sales and for 7% of our total accounts receivable balance.  During 2014, we had one customer that accounted for more than 18% of our total net sales and for 11% of our total accounts receivable balance.  During 2013, we had two customers which each accounted for more than 10%, and collectively for 26%, of our total net sales.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States.  During the years ended December 31, 2015, 2014 and 2013, we derived 9%,  7% and 6%, respectively, of our net sales from markets outside of the United States.  The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.  Receivables are charged-off to the allowance when they are deemed to be uncollectible.  Bad debt expense, net of recoveries for the years ended December 31, 2015, 2014 and 2013 was $239,000, $18,000 and $30,000, respectively.

Inventories.  Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2015,  was a decrease of $136,000, primarily due to the disposition of slow moving material that was no longer considered sellable and was returned to our melt shop.  The net change in inventory reserves for the years ended December 31, 2014 and 2013 was a $603,000 decrease and a $617,000 increase, respectively.

Included in inventory are operating materials consisting of forge dies and production molds and rolls, that are consumed over their useful lives.  During the years ended December 31, 2015, 2014 and 2013, we amortized these operating materials in the amount of $1.8 million,  $1.6 million and $1.2 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost or its fair value at acquisition date.  Costs incurred in connection with the construction or major rebuild of facilities are capitalized as construction in progress.  During the years ended December 31, 2015 and 2014 we did not capitalize interest expense related to projects in process.  We did capitalize $263,000 of interest expense related to construction projects in progress for the year ended December 31, 2013.  No depreciation is recognized on assets until they are placed in service.  Assets which have been retired or disposed of are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income on the consolidated statements of operations.  Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a twelve-month period.  Other maintenance costs are expensed as incurred.  Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2015, 2014 and 2013 was $16.9 million, $16.5 million and $14.8 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between 5 and 20 years.  Our total depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $15.8 million, $15.0 million and $14.3 million, respectively, of which $15.4 million,  $14.6 million and $14.1 million, respectively was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Intangible Assets.  At December 31, 2014 we had a $1.3 million non-compete agreement related to the acquisition of the North Jackson facility which is classified as an intangible asset.  Identifiable intangible assets are recorded at fair value upon acquisition and are amortized over the life of the agreement using the straight-line method.  We recognized $432,000, $266,000 and $266,000 of amortization expense during the years ended December 31, 2015, 2014 and 2013, respectively, from intangible assets, which is included as a component of selling, general and administrative expenses on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.  The 2015 expense of $432,000 includes $255,000 for the early exit of a non-compete contract.  At December 31, 2015 our intangible assets were fully amortized.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2015, 2014 and 2013.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2015, 2014 and 2013 was $566,000, $644,000 and $444,000, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.  At December 31, 2015 and 2014, we had $1.3 million and $1.4 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a component of other long-term assets.

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

We recorded a goodwill impairment in the third quarter of 2015.  Due to a significant and sustained drop in our share price and continued weak operating results driven by slower market conditions, the Company determined that an interim goodwill impairment review was required in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30% and the market approach was weighted 70% in determining the fair value.  This assessment   resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.

Stockholders’ Equity.  We have never paid a cash dividend on our common stock.  Our Credit Agreement does not permit the payment of cash dividends.

In October 1998, we initiated a stock repurchase program to repurchase up to 315,000 shares of our outstanding common stock in open market transactions at market prices. We were authorized to repurchase 45,100 remaining shares of common stock under this program as of December 31, 2015.

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

The following table presents net sales by product line:

For the years ended December 31,	2015	2014	2013
(dollars in thousands)
Stainless steel	$135,945	$159,799	$137,383
High-strength low alloy steel	16,045	16,853	17,894
Tool steel	16,197	16,680	18,112
High-temperature alloy steel	7,557	6,295	4,277
Conversion services and other sales	4,916	5,933	3,102

Total net sales	$180,660	$205,560	$180,768

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2015, 2014 and 2013.

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

Net (Loss) Income per Common Share.  Net (loss) income per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income, adjusted to include interest expense (tax effected) for the convertible notes by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.  All shares that were issuable under our outstanding convertible notes were considered outstanding for our diluted net income per common share computation, using the “if converted” method of accounting from the date of issuance.

Statement of Comprehensive Income.  During the years ended December 31, 2015, 2014 and 2013, there were no comprehensive income items other than net income (loss); therefore, a separate consolidated Statement of Comprehensive Income was excluded from the consolidated financial statements.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Recently Adopted Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes.   We adopted ASU 2015-17 in 2015. The update resulted in the classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet.

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606) which was amended, in August 2015, by ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2015	2014
(dollars in thousands)
Raw materials and starting stock	$6,235	$8,943
Semi-finished and finished steel products	69,907	84,816
Operating materials	8,543	8,759

Gross inventory	84,685	102,518
Inventory reserves	(1,312)	(1,448)

Total inventory, net	$83,373	$101,070

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2015	2014
(dollars in thousands)
Land and land improvements	$7,377	$7,088
Buildings	47,712	45,434
Machinery and equipment	236,991	225,754
Construction in progress	8,580	12,833

Gross property, plant and equipment	300,660	291,109
Accumulated depreciation	(107,155)	(91,314)

Property, plant and equipment, net	$193,505	$199,795

Note 4: Long-Term Debt

Long-term debt consists of the following:

December 31,	2015	2014
(dollars in thousands)

Term loan	$12,500	$15,500
Revolving credit facility	44,350	51,350
Convertible notes	20,000	20,000
Swing loan credit facility	287	25

	77,137	86,875
Less: current portion of long-term debt	(3,000)	(3,000)

Long-term debt	$74,137	$83,875

Credit Facility

At December 31, 2015 and 2014, we had a Credit Agreement (as previously amended, “Prior Credit Agreement”) with a syndication of banks which provided for a $105.0 million senior secured revolving credit facility (the “Prior Revolver”) and a $20.0 million senior secured term loan facility (the “Prior Term Loan” and together with the Prior Revolver, the “Prior Facilities”) with an expiration in March 2017.

The Prior Credit Agreement required us to pay a commitment fee of 0.25% based on the daily unused portion of the Prior Revolver. The Prior Revolver also provided for up to $7.0 million of swing loans so long as the sum of the outstanding swing loans and the outstanding borrowings under the Prior Revolver did not exceed our borrowing base under the terms of the Prior Credit Agreement.  The Prior Term Loan was payable in quarterly installments in the principal amount of $750,000 which began on July 1, 2013, with the balance of the Term Loan payable in full on March 19, 2017.

Amounts outstanding under the Prior Facilities, at our option, incurred interest at either a base rate or a LIBOR-based rate (the “LIBOR Option”), in either case calculated in accordance with the terms of the Prior Credit Agreement.  We elected to use the LIBOR Option during the year ended December 31, 2015, which was 2.18% at December 31, 2015. Interest on the Prior Facilities was payable monthly. Amounts outstanding under the Prior Facilities were collateralized by the Company’s accounts receivable, inventory and property, plant and equipment.

On October 23, 2015, the Company entered into a Fourth Amendment to the Prior Credit Agreement (the “Fourth Amendment”) which was effective as of September 30, 2015.   Pursuant to the Fourth Amendment, the covenants required under the Prior Credit Agreement were amended.  We were in compliance with our covenants at December 31, 2015 and December 31, 2014.

On January 21, 2016 we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $5.0 million.  The Credit Agreement replaces the Prior Credit Agreement.  The Company was in compliance with all applicable financial covenants set forth in the Prior Credit Agreement as of the date of its entrance into the Credit Agreement.

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Convertible Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory.  The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company will pay quarterly installments of principal of approximately $1.1 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on April 1, 2016. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.

The Credit Agreement contains customary affirmative and negative covenants.  The Company also must maintain certain levels of EBITDA as outlined in the Credit Agreement.  As of December 31, 2016 and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.

At December 31, 2015 we had deferred financing fees of approximately $1.3 million.  As a result of entering into the Credit Agreement we expect to write off approximately $0.8 million of deferred fees in the first quarter of 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $500,003.81 based on the average of the high and low reported trading prices for the Company’s common stock on The Nasdaq Stock Market on February 1, 2016.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.  The Notes were subordinated obligations and ranked junior to the Prior Facilities.  The Notes bore interest at a fixed rate of 4.0% per annum, payable in cash semi-annually in arrears on each June 18 and December 18, beginning on December 18, 2011.  As of December 31, 2015, unless earlier converted, the Notes were scheduled to mature and the unpaid principal balance was due on August 17, 2017.  The Notes and any accrued and unpaid interest were convertible into shares of our common stock at the option of the holder at an initial conversion price of $47.1675 per share of common stock.  The conversion price associated with the Notes was subject to adjustment  in certain circumstances.  We were permitted to prepay any outstanding Notes, in whole or in part, during a fiscal quarter if our share price was greater than 140% of the then-current conversion price for at least 20 of the trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter.

On January 21, 2016, the Company entered into Amended and Restated Convertible Notes (collectively, the “Convertible Notes”) in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Convertible Notes amended and restated the Notes. The Company’s obligations under the Convertible Notes are collateralized by a second lien on the same assets of the Co-Borrowers that collateralize the obligations of the Co-Borrowers under the Facilities. The Convertible Notes mature on March 17, 2019 and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Convertible Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required on March 17, 2019.  If the Company elects to extend the maturity date of the Convertible Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required on March 17, 2020.

The Convertible Notes bear interest at a rate of 4.0% per year through and including August 17, 2016, a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder may elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Convertible Notes which is an integral multiple of $100,000. The Convertible Notes are convertible into shares of common stock and, in certain circumstances, cash, securities and/or other assets. The Convertible Notes are convertible based on an initial conversion rate of 21.2 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of $47.1675 per share). The conversion rate and the conversion price associated with the Convertible Notes may be adjusted in certain circumstances. The Holder’s conversion rights will be void and no longer subject to exercise by the Holder beginning on August 17, 2017.

In conjunction with the issuance of the Convertible Notes, we made principal prepayments on the Convertible Notes totaling $1.0 million on January 21, 2016.

The aggregate annual principal payments due under our Prior Credit Agreement at December 31, 2015, are as follows:

(dollars in thousands)

2016	$3,000
2017	74,137

$77,137

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2015 and 2014 due to their short-term nature (Level 1).  The fair value of the Term Loan, Revolver and swing loans at December 31, 2015 and 2014 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At December 31, 2015 and 2014, the fair value of our Notes was approximately $19.2 million and $20.5 million, respectively (Level 2).

Note 6: Income Taxes

The income tax provision (benefit) attributable to continuing operations during the years ended December 31, 2015, 2014 and 2013 is as follows:

Components of the provision (benefit) for income taxes are as follows:

For the years ended December 31,	2015	2014	2013
(dollars in thousands)
Current (benefit) provision
Federal	$(105)	$312	$85
State	56	298	(6)

Deferred (benefit) provision
Federal	(11,843)	1,941	(3,205)
State	(252)	598	622

(Benefit) provision for income taxes	$(12,144)	$3,149	$(2,504)

A reconciliation of the federal statutory tax rate and our effective tax rate is as follows:

For the years ended December 31,	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	1.6	(2.9)	14.6
State government grants, net of federal tax impact	-	-	4.2
Valuation allowance, state government grants, net of federal impact	-	8.2	(15.0)
Domestic manufacturing deduction	-	-	-
State income taxes, net of federal impact	0.6	3.7	1.4
Other, net	(0.2)	(0.3)	(2.1)

Effective income tax rate	37.0%	43.7%	38.1%

We continue to record a full valuation allowance against our New York deferred tax assets due to the zero percent (0%) state income tax rate for qualified manufacturers.  We have determined that federal and other state deferred tax assets are expected to be realized and have not recorded any additional valuation allowances.

The Protecting Americans from Tax Hikes Act of 2015 extended the tax benefit for research and development tax credits resulting in a benefit of approximately $430,000,  which was recorded entirely in the fourth quarter of 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2015	2014
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$22,495	$17,495
Inventory	1,196	3,136
Share-based compensation	3,545	3,300
Receivables	76	29
Accrued liabilities	299	396
Other	65	65

Total deferred tax assets	$27,676	$24,421

Deferred tax liabilities:
Property, plant and equipment	$47,899	$56,354
Other	443	492

Total deferred tax liabilities	$48,342	$56,846

Total noncurrent deferred income taxes	$20,666	$32,425

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $54.2 million and $41.5 million of net operating loss carryforwards at December 31, 2015 and 2014 respectively. The net operating loss carryforwards begin to expire in 2031.  In addition, we have credit carryforwards associated with our research and development activities of $2.3 million and $1.7 million as of December 31, 2015 and 2014 respectively.  The research and development credit carryforwards being to expire in 2030.  We also have $489,000 and $597,000 in alternative minimum tax credit carryforwards for the years ended December 31, 2015 and 2014 respectively.  The alternative minimum tax credit carryforwards can be carried forward indefinitely.

We have state net operating loss carryforwards of $9.0 million and $8.1 million and state credit carryforwards of $265,000 and $267,000 at December 31, 2015 and 2014 respectively.  The state net operating loss carryforwards begin to expire in 2031.  The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2011.  We are subject to examination by state tax jurisdictions for tax years after 2011.

Note 7: Net (Loss) Income Per Common Share

The computation of basic and diluted net (loss) income per common share for the years ended December 31, 2015, 2014 and 2013 is as follows:

For the years ended December 31,	2015	2014	2013
(dollars in thousands, except per share amounts)
Numerator:

Net (loss) income	$(20,672)	$4,050	$(4,062)
Adjustment for interest expense on convertible notes	-	-	-

Net (loss) income, as adjusted	$(20,672)	$4,050	$(4,062)

Denominator:

Weighted average number of shares of common stock outstanding	7,069,954	7,031,539	6,950,976
Weighted average effect of dilutive stock options and other stock compensation	-	84,892	-
Weighted average effect of assumed conversion of convertible notes	-	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,069,954	7,116,431	6,950,976

Net (loss) income per common share:

Basic	$(2.92)	$0.58	$(0.58)

Diluted	$(2.92)	$0.57	$(0.58)

An adjustment for interest expense on convertible notes was excluded from the income per share calculation for the years ended December 31, 2015, 2014 and 2013 as a result of the convertible notes being antidilutive.

There were 635,200, 440,300 and 353,550 options to purchase shares of common stock, at an average price of $30.67, $35.20 and $36.36 for the years ended December 31, 2015, 2014 and 2013, respectively that were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 excludes 428,140 shares, for the assumed conversion of convertible notes as a result of the convertible notes being antidilutive.  In addition, the calculation of diluted earnings per share for the years ended December 31, 2015 and 2013 would have included 21,774 and 118,814 respectively, for the assumed exercise of options and restricted stock under our share incentive plans except that we were in a net loss position and the impact would have been antidilutive.

Note 8: Incentive Compensation Plans

At December 31, 2015, we had three incentive compensation plans that are described below:

Omnibus Incentive Plan

We maintain an Omnibus Incentive Plan (“OIP”) which was approved by our stockholders in May 2012.  The OIP permits the issuance of stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who are expected to contribute to our future growth and success.  An aggregate of 2,150,000 shares of common stock were authorized for issuance under the OIP, of which 363,993 were available for grant at December 31, 2015.

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

A summary of stock option activity as of and for the year ended December 31, 2015 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)

Outstanding at December 31, 2014	235,844	$16.34	775,675	$29.12
Stock options granted	192,400	6.99	192,400	13.02
Stock options exercised	-	-	(17,500)	15.27
Stock options vested	(59,469)	17.45	-	-
Stock options forfeited	(69,575)	15.00	(108,825)	29.19

Outstanding at December 31, 2015	299,200	$10.40	841,750	$25.71	5.2

Exercisable at December 31, 2015			542,550	$29.84	4.6

Proceeds from stock option exercises totaled $267,000,  $764,000 and $848,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $9.29 at December 31, 2015, there was no intrinsic value of outstanding and exercisable stock options.  Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.  The aggregate intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $129,000,  $841,000 and $929,000, respectively.  The total fair value of stock option awards vested during the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $1.7 million and $1.4 million, respectively.

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

Share-based compensation expense related to stock options totaled $1.5 million, $1.7 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards.  Unrecognized share-based compensation expense related to non-vested stock option awards totaled $2.7 million at December 31, 2015.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.0 years.  We recognized no tax benefit for the exercise of stock options during the years ended December 31, 2015, 2014 and 2013.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant.  We use the Black-Scholes option-pricing model.  Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $6.99,  $14.39 and $18.02, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2015	2014	2013
Risk-free interest rate	1.77% to 2.19%	1.79% to 2.13%	1.02% to 2.14%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	49% to 55%	49% to 57%	57% to 60%
Weighted-average expected market price volatility	52.6%	52.6%	58.1%
Expected term	5.6 to 7.5 years	5.6 to 7.5 years	5.4 to 7.5 years

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

Share-based compensation expense related to restricted stock totaled $412,000,  $342,000 and $339,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, all of the restricted shares have vested.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2015, we have issued 178,636 shares of common stock since the Plan’s inception.

Cash Incentive Plans

We have a variable compensation plan covering certain key executives and senior management and profit-sharing plans and a key performance plan that cover the remaining employees.  The variable compensation plan aligns the compensation of executive officers and senior management with the performance expectations of the Board of Directors in order to motivate and reward them for the achievement of Company performance metrics.  The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts at our Bridgeville, Dunkirk and Titusville facilities.  The key performance plan provides a cash incentive for achieving certain performance metrics at our North Jackson facility.  For the years ended December 31, 2015, 2014 and 2013, we expensed $1.0 million, $4.4 million and $1.0 million, respectively, under these cash incentive plans of which $404,000, $1.8 million, and $576,000, respectively was included as a component of cost of products sold while the remainder was included in selling and administrative expense.  At December 31, 2015 and 2014, we had liabilities of $608,000 and $3.3 million, respectively, as a component of accrued employment costs on our consolidated balance sheets related to these cash incentive plans.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility.  We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, which expires in August 2018 and a fixed monthly contribution on behalf of each salary employee.  The trustees of the Trust have provided us with the latest data available for the Trust year ending December 31, 2015.  As of that date, the Trust is not fully funded.  We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements.  If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2015	2014	implemented	2015	2014	2013	imposed

Trust	23-6648508 / 499	Green	Green	No	$737	$758	$668	No

The total expense of all retirement plans for the years ended December 31, 2015, 2014 and 2013 was $1.6 million,  $1.6 million and $1.5 million, respectively. No other post-retirement benefit plans exist.

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2015, our total purchase obligations were $6.5 million which $5.9 million will be due in 2016.

Note 11: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2015 Data:
Net sales	$55,983	$49,610	$43,371	$31,696
Gross margin	$5,710	$5,186	$(410)	$(891)
Goodwill impairment	$-	$-	$20,265	$-
Operating income (loss)	$1,016	$225	$(25,896)	$(5,424)
Provision (benefit) for income taxes	$65	$(173)	$(9,539)	$(2,497)
Net income (loss)	$125	$(356)	$(17,045)	$(3,396)

Net income (loss) per common share:
Basic	$0.02	$(0.05)	$(2.41)	$(0.48)
Diluted	$0.02	$(0.05)	$(2.41)	$(0.48)

2014 Data:
Net sales	$46,667	$52,309	$53,626	$52,958
Gross margin	$6,060	$8,410	$8,643	$8,909
Operating income	$1,432	$3,241	$3,123	$3,104
Provision for income taxes	$1,072	$749	$775	$553
Net (loss) income	$(499)	$1,449	$1,395	$1,705

Net (loss) income per common share:
Basic	$(0.07)	$0.21	$0.20	$0.24
Diluted	$(0.07)	$0.20	$0.20	$0.24

Net income (loss) per common share amounts for each quarter is required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

Note 12: Subsequent Events

On January 21, 2016 we entered into the Credit Agreement.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65 million and a senior secured term loan facility relating to a term loan in the amount of $30 million.  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $5.0 million.

At December 31, 2015, we had deferred financing fees of approximately $1.3 million.  As a result of entering into the Credit Agreement we expect to write off approximately $0.8 million of deferred fees in the first quarter of 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $500,003.81 based on the average of the high and low reported trading prices for the Company’s common stock on The Nasdaq Stock Market on February 1, 2016.

On January 21, 2016, the Company entered into the Convertible Notes in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc.  The Convertible Notes amended and restated the Notes, which were entered into by the Company in connection with its acquisition of the Company’s facility in North Jackson, Ohio. The Company’s obligations under the Convertible Notes are collateralized by a second lien in the same assets of the Co-Borrowers that collateralize the obligations of the Co-Borrowers under the

Facilities. The Convertible Notes mature on March 17, 2019 and the maturity date of the Convertible Notes may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.

In conjunction with the issuance of the Convertible Notes, we made principal prepayments on the Convertible Notes totaling $1.0  million on January 21, 2016.

See Note 4, Long Term Debt, for additional details on the Credit Agreement and the Convertible Notes.

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

During the last fiscal quarter of the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2016 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference.  With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2015 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)

Equity compensation plans approved by security holders	841,750	$25.71	385,357

Equity compensation plans not approved by security holders	-	-	-

Total	841,750	$25.71	385,357

(A) Includes 363,993 shares of common stock not issued under the Omnibus Incentive Plan and 21,364 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2015, 2014 and 2013	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2015	$17	$239	$(7)	$249
Year ended December 31, 2014	84	18	(85)	17
Year ended December 31, 2013	1,837	30	(1,783)	84

Valuation allowance for deferred income taxes:
Year ended December 31, 2015	$1,582	$-	$-	$1,582
Year ended December 31, 2014	986	596	-	1,582

(A)	Represents write-off of bad debts net of recoveries

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.3	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Convertible Note, dated January 21, 2016	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.6	Employment Agreement dated August 4, 2015 between the Company and Larry J. Pollock	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.7	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.8	Employment Agreement dated August 5, 2015 between the Company and Ross C. Wilkin	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.9	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

EXHIBIT NUMBER	DESCRIPTION
10.10	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.11	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.12	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.13

Revolving Credit, Term Loan and Security Agreement, dated as of January 21, 2016, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto from time to time, PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016.

10.14	Form of Stock Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on February 3, 2016.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;  (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013;  and (v) the Notes to Consolidated Financial Statements.

Filed herewith.

* - Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 24, 2016
Dennis M. Oates	Director (Principal Executive Officer)

/s/ Ross C. Wilkin	Vice President of Finance, Chief Financial Officer and	February 24, 2016
Ross C. Wilkin	Treasurer (Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 24, 2016
Christopher L. Ayers

/s/ Douglas M. Dunn	Director	February 24, 2016
Douglas M. Dunn

/s/ M. David Kornblatt	Director	February 24, 2016
M. David Kornblatt

/s/ Udi Toledano	Director	February 24, 2016
Udi Toledano