Form 10-Q
period 2016-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2016-04-28
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 27, 2016, there were 7,489,746 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,

	2016	2015

Net sales	$39,594	$55,983
Cost of products sold	38,253	50,273

Gross margin	1,341	5,710
Selling, general and administrative expenses	3,838	4,694

Operating (loss) income	(2,497)	1,016
Interest expense and other financing costs	(1,810)	(782)
Other expense, net	(53)	(44)

(Loss) income before income taxes	(4,360)	190
(Benefit) provision for income taxes	(1,920)	65

Net (loss) income	$(2,440)	$125

Net (loss) income per common share - Basic	$(0.34)	$0.02

Net (loss) income per common share - Diluted	$(0.34)	$0.02

Weighted average shares of common stock outstanding
Basic	7,162,601	7,054,469
Diluted	7,162,601	7,093,951

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$911	$112
Accounts receivable (less allowance for doubtful accounts of $222 and $249, respectively)	21,921	17,683
Inventory, net	82,342	83,373
Other current assets	3,028	2,584

Total current assets	108,202	103,752

Property, plant and equipment, net	191,057	193,505
Other long-term assets	84	45

Total assets	$299,343	$297,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,288	$11,850
Accrued employment costs	2,251	3,256
Current portion of long-term debt	4,556	3,000
Other current liabilities	914	640

Total current liabilities	25,009	18,746

Long-term debt	72,125	72,884
Deferred income taxes	18,738	20,666
Other long-term liabilities	29	29

Total liabilities	115,901	112,325

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,489,746 and 7,404,193 shares issued, respectively	7	7
Additional paid-in capital	55,734	54,829
Retained earnings	129,991	132,431
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	183,442	184,977

Total liabilities and stockholders’ equity	$299,343	$297,302

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Operating Activities:
Net (loss) income	$(2,440)	$125
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,506	4,555
Deferred income tax	(1,928)	-
Write-off of deferred financing costs	768	-
Share-based compensation expense	405	539
Net gain on asset disposals	(389)	-
Changes in assets and liabilities:
Accounts receivable, net	(4,238)	(4,441)
Inventory, net	652	2,093
Accounts payable	5,438	(1,772)
Accrued employment costs	(1,005)	(2,302)
Income taxes	269	(100)
Other, net	(495)	(777)

Net cash provided by (used in) operating activities	1,543	(2,080)

Investing Activities:
Capital expenditures	(818)	(2,982)
Proceeds from sale of property, plant and equipment	1,571	-

Net cash provided by (used in) investing activities	753	(2,982)

Financing Activities:
Borrowings under revolving credit facility	71,323	35,312
Payments on revolving credit facility	(88,585)	(29,616)
Borrowings under term loan facility	30,000	-
Payments on term loan facility, capital leases, and convertible notes	(14,033)	(750)
Payments of deferred financing costs	(702)	-
Proceeds from the issuance of common stock	500	197

Net cash (used in) provided by financing activities	(1,497)	5,143

Net increase in cash	799	81
Cash at beginning of period	112	142

Cash at end of period	$911	$223

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  Excess benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital pools.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This guidance is effective for annual and interim reporting periods beginning after December 16, 2016 with early adoption permitted.  We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-2 “Leases (Topic 842)”.  The ASU requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  The criteria for evaluating are similar to those applied in current leases accounting.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted.  We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.   This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We are currently evaluating the impact that this standard will have on our financial statements.

Note 2:  Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended
	March 31,

(dollars in thousands, except per share amounts)	2016	2015

Numerator:

Net (loss) income	$(2,440)	$125
Adjustment for interest expense on convertible notes (A)	-	-

Net (loss) income, as adjusted	$(2,440)	$125

Denominator:

Weighted average number of shares of common stock outstanding	7,162,601	7,054,469
Weighted average effect of dilutive stock options and other stock compensation	-	39,482

Weighted average number of shares of common stock outstanding, as adjusted	7,162,601	7,093,951

Net (loss) income per common share:

Net (loss) income per common share - Basic	$(0.34)	$0.02

Net (loss) income per common share - Diluted	$(0.34)	$0.02

(A)   An adjustment for interest expense on convertible notes was excluded from the (loss) income per share calculation for the three months ended March 31, 2016 and 2015 as a result of the convertible notes being antidilutive.

We had options to purchase 821,500 and 562,300 shares of common stock outstanding at an average price of $26.97 and $33.97 which were excluded in the computation of diluted net (loss) income per common share for the three months ended March 31, 2016 and 2015, respectively. These outstanding options were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted net (loss) income per common share for the three months ended March 31, 2016 and 2015 excluded 410,816 and 427,459 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  In addition, the calculation of diluted earnings per share for the three months ended March 31, 2016 excluded 515 shares for the assumed exercise of stock options as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2016 and 2015, we amortized these operating materials in the amount of $379,000 and $540,000, respectively.    This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015

Raw materials and starting stock	$6,456	$6,235
Semi-finished and finished steel products	68,852	69,907
Operating materials	8,655	8,543

Gross inventory	83,963	84,685
Inventory reserves	(1,621)	(1,312)

Total inventory, net	$82,342	$83,373

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015

Revolving credit facility	$26,601	$44,350
Convertible notes	19,000	20,000
Term loan	29,487	12,500
Swing loan credit facility	774	287
Capital leases	1,963	-

Total debt	77,825	77,137
Less: current portion of long-term debt	(4,556)	(3,000)
Less: deferred financing costs	(1,144)	(1,253)

Long-term debt	$72,125	$72,884

Credit Facility

On January 21, 2016, we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving Credit Facility by $25.0 million prior to January 21, 2020.  The Credit Agreement replaces the previous credit agreement that was in place prior to January 21, 2016.  The Company was in compliance with all applicable financial covenants set forth in the previous credit agreement as of the date of its entrance into the Credit Agreement.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2016, which was 3.69% on our Revolving Credit Facility and 4.19% for the Term Loan.

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

For the three months ended March 31, 2016, we paid deferred financing fees of $702,000 related to the Credit Agreement and wrote off $768,000 of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” for the three months ended March 31, 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at March 31, 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $500,004 based on the average of the high and low reported trading prices for the Company’s common stock on The Nasdaq Stock Market on February 1, 2016.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Convertible Notes (collectively, the “Convertible Notes”) in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Convertible Notes amended and restated the Notes. The Company’s obligations under the Convertible Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Convertible Notes mature on March 17, 2019 and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Convertible Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required on March 17, 2019.  If the Company elects to extend the maturity date of the Convertible Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required on March 17, 2020.

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

In conjunction with the issuance of the Convertible Notes on January 21, 2016, we made principal prepayments on the Convertible Notes totaling $1.0 million.

Capital Leases

On February 1, 2016 and March 1, 2016, the Company entered into capital leases for equipment.   The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the five-year lease term.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.    These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.  The net present value of the minimum lease payments, at inception, was $2.0 million.

As of March 31, 2016, future minimum lease payments applicable to capital leases were as follows:

2016	$355
2017	473
2018	473
2019	473
2020	473
2021	375
Total minimum capital lease payments	$2,622
Less amounts representing interest	(659)
Present value of net minimum capital lease payments	$1,963
Less current obligation	(270)
Total long-term capital lease obligation	$1,693

There were no capital lease obligations at December 31, 2015.  For the three months ended March 31, 2016, amortization of capital lease assets was $33,070, which is included in Cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2016 and December 31, 2015 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at March 31, 2016 and December 31, 2015 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At March 31, 2016 and December 31, 2015, the fair value of our Notes was approximately $18.4 and $19.2 million, respectively (Level 2).

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

Note 7:  Income Taxes

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax (benefit) provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2016 and 2015, our estimated annual effective tax rates applied to ordinary (losses) income were 44.0% and 34.9%, respectively.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2016 and 2015 were 44.0% and 34.2%, respectively.  The increase in the effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as a result of the PATH Act which made the R&D credit permanent in the fourth quarter of 2015.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2016 were $39.6 million, an increase of $7.9 million, or 24.9%, from the fourth quarter of 2015 and a decrease of $16.4 million, or 29.3%, from the first quarter of 2015. Sales increased sequentially due to increased demand as commodity prices stabilized and destocking generally subsided.  Sales were lower when compared to the first quarter of 2015 due to lower volumes resulting from the market downturn that started in the second half of 2015 and the reduction in surcharges caused by lower commodity prices.    Compared to the fourth quarter of 2015, sales to aerospace increased by 52.7%, power generation increased by 16.7%, heavy equipment increased by 37.3%, oil and gas decreased by 18.4%, and general industrial, conversion services, and other declined by 33.6%.    Sales in the first quarter 2016 declined compared to the first quarter of 2015 in most end use markets with aerospace down 24.9%, power generation down 52.3%, oil and gas down 45.2%, general industrial, conversion services, and other down 30.2%, and heavy equipment up 1%.  During the first quarter of 2016, our sales of premium alloy products, which we define as all vacuum induction melt products (“VIM”), represented $4.1 million, or 10.3%, of total net sales.  This compared to the fourth quarter of 2015 when premium alloy sales were $3.9 million, or 12.3%, and the first quarter of 2015 when premium alloy sales were $5.0 million, or 9.0%.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at March 31, 2016 was $39.8 million, an increase of $1.6 million, or 4.0%, compared to December 31, 2015.

The Company’s gross margin for the first quarter of 2016 was $1.3 million, or 3.4% of net sales, compared to $5.7 million, or 10.2% of net sales for the first quarter of 2015 and negative $0.9 million, or negative 2.8% of net sales, for the fourth quarter of 2015. The Company’s gross margin, compared to the first quarter of 2015, has been negatively impacted by the sustained misalignment of material cost of product shipped with surcharges due to the decline in commodity prices over the past year, partially offset by gains from the sale of assets of $389,000.  The improvement in gross margin compared to the fourth quarter of 2015 is due to the narrowing of the misalignment of surcharges and product costs, increased activity levels, and gains from the sale of assets in the first quarter of 2016 of $389,000.

Selling, General and Administrative (“SG&A”) expenses were $3.8 million in the first quarter 2016, below the $4.7 million in the first quarter 2015 and below the $4.5 million in the fourth quarter of 2015, driven by cost savings initiatives instituted in the second half of 2015.

With the stabilization of commodity prices and the moderate increase in market demand, we believe 2016 will be a transition year.  Market conditions continue to be challenging due to lingering economic uncertainty, sharp competition and very short industry lead times.  We expect the second half of 2016 to be the stronger half and we expect our gross margins to continue to improve throughout 2016 provided the misalignment between our material costs and product surcharges continues to narrow.

Results of Operations

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three months ended March 31,
(in thousands, except shipped ton information)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$29,277	74.0%	$44,398	79.3%	$(15,121)	(34.1)%
High-strength low alloy steel	3,779	9.5	5,278	9.5	(1,499)	(28.4)
Tool steel	3,902	9.9	3,807	6.8	95	2.5
High-temperature alloy steel	1,640	4.1	1,418	2.5	222	15.7
Conversion services and other sales	996	2.5	1,082	1.9	(86)	(7.9)

Total net sales	39,594	100.0	55,983	100.0	(16,389)	(29.3)
Cost of products sold	38,253	96.6	50,273	89.8	(12,020)	(23.9)

Gross margin	1,341	3.4	5,710	10.2	(4,369)	(76.5)
Selling, general and administrative expenses	3,838	9.7	4,694	8.4	(856)	(18.2)

Operating (loss) income	(2,497)	(6.3)	1,016	1.8	(3,513)	(345.8)
Interest expense	(983)	(2.5)	(622)	(1.1)	(361)	58.0
Deferred financing amortization	(827)	(2.1)	(160)	(0.3)	(667)	416.9
Other expense, net	(53)	(0.1)	(44)	(0.1)	(9)	20.5

(Loss) income before income taxes	(4,360)	(11.0)	190	0.3	(4,550)	NM
(Benefit) provision for income taxes	(1,920)	(4.8)	65	0.1	(1,985)	NM

Net (loss) income	$(2,440)	(6.2)%	$125	0.2%	$(2,565)	NM

Tons shipped	7,571		9,892		(2,321)	(23.5)%

Sales dollars per shipped ton	$5,230		$5,659		$(429)	(7.6)%

NM – Not meaningful

Market Segment Information
	Three months ended March 31,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$27,514	69.6%	$37,412	66.8%	$(9,898)	(26.5)%
Original equipment manufacturers	4,295	10.8	6,945	12.4	(2,650)	(38.2)
Rerollers	3,215	8.1	6,657	11.9	(3,442)	(51.7)
Forgers	3,574	9.0	3,887	7.0	(313)	(8.1)
Conversion services and other sales	996	2.5	1,082	1.9	(86)	(7.9)

Total net sales	$39,594	100.0%	$55,983	100.0%	$(16,389)	(29.3)%

Melt Type Information
	Three months ended March 31,
(in thousands)	2016		2015
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$34,536	87.2%	$49,862	89.1%	$(15,326)	(30.7)%
Premium alloys (A)	4,062	10.3	5,039	9.0	(977)	(19.4)
Conversion services and other sales	996	2.5	1,082	1.9	(86)	(7.9)

Total net sales	$39,594	100.0%	$55,983	100.0%	$(16,389)	(29.3)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2016		2015
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$25,366	64.1%	$33,761	60.3%	$(8,395)	(24.9)%
Power generation	3,497	8.8	7,324	13.1	(3,827)	(52.3)
Oil & gas	3,345	8.4	6,101	10.9	(2,756)	(45.2)
Heavy equipment	4,033	10.2	3,992	7.1	41	1.0
General industrial, conversion services and other sales	3,353	8.5	4,805	8.6	(1,452)	(30.2)

Total net sales	$39,594	100.0%	$55,983	100.0%	$(16,389)	(29.3)%

Net sales:

Net sales for the three months ended March 31, 2016 decreased $16.4 million, or 29.3%, as compared to the three months ended March 31, 2015.  This decrease primarily reflects a 23.5%  decrease in consolidated shipments and a 7.6% decrease in average sales dollar per shipped ton primarily as a result of lower surcharges. Our product sales to all of our end markets, except heavy equipment,  decreased, as noted in the above table.  During the three months ended March 31, 2016, premium alloy sales decreased by $1.0 million when compared to the three months ended March 31, 2015.  However, as a percentage of sales, our premium alloy sales increased to 10.3% of total sales for the three months ended March 31, 2016 compared to 9.0% for the three months ended March 31, 2015.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 3.4% and 10.2% for the three months ended March 31, 2016 and 2015, respectively.  The decline in our gross margin for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is largely a result of the misalignment in product surcharges and material costs a result of falling raw material prices, as well as the impact of lower sales volumes partially offset by $389,000 of gains from the sale of assets in the first quarter of 2016.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.9 million in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to cost savings initiatives introduced in the second half of 2015.    In addition, SG&A expenses have been favorably impacted by a reduction in stock based compensation due to our lower stock price and the vesting of restricted stock awards in 2015.   As a percentage of sales, our SG&A expenses increased from 8.4% during the three months ended March 31, 2015 to 9.7% for the three months ended March 31, 2016 primarily as a result of the 29.3%  decrease in our net sales quarter over quarter.

Interest expense and other financing costs:

Interest expense increased from $0.6 million for the three months ended March 31, 2015 to $1.0 million for the three months ended March 31, 2016. This increase is primarily due to higher interest rates incurred on our debt in 2016 when compared to 2015.   Our interest rates are determined by a LIBOR-based rate plus an applicable margin which was 2.18% at March 31, 2015 and 3.69% and 4.19% for our Revolving Credit Facility and Term Loan, respectively, at March 31, 2016.

Deferred financing amortization increased by $0.7 million in the first quarter of 2016 compared to the same period in the prior year. The increase is the result of the write off of approximately $0.8 million of fees due to entering into new Credit Agreement on January 21, 2016.

Income tax provision:

For the three months ended March 31, 2016 and 2015, our estimated annual effective tax rates applied to ordinary income were 44.0% and 34.9%, respectively.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2016 and 2015 were 44.0% and 34.2%, respectively.  The increase in the effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as a result of the PATH Act which made the R&D credit permanent in the fourth quarter of 2015.

Net income:

For the first quarter of 2016, the Company recorded a net loss of $2.4 million, or $(0.34) per diluted share, including the after-tax non-cash deferred financing fee write-off charge of $0.5 million noted above, or $0.07 per diluted share.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash provided by (used in) operating activities:

During the three months ended March 31, 2016, we generated net cash from operating activities of $1.5 million.  Our net loss, adjusted for non-cash expenses generated $0.9 million of cash.  We generated $1.9 million of cash from managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  Our accounts payable increased $5.4 million due to increased operating activity which was largely offset by higher accounts receivable of $4.2 million due to higher sales in the first quarter of 2016 compared to the fourth quarter of 2015.  Net inventory decreased $0.7 million due to lower inventory costs partially offset by increased inventory volumes.  Accrued employment costs were reduced by $1.0 million primarily due to the payout of 2015 variable incentive compensation bonus and severance costs.  Income taxes contributed $0.3 million due to the refund of overpayments in the prior year.  Other operating activities used $0.5 million of cash driven primarily by the payment of employment related taxes and maintenance costs.

During the quarter end March 31, 2015, operating activities used $2.1 million of cash.  Our income adjusted for non-cash expenses generated approximately $5.2 million of cash.  Our managed working capital used $4.1 million of cash in the three months ended March 31, 2015.  In addition, during the first quarter of 2015, the reduction of accrued employment costs, primarily the result of the payout of 2014 variable incentive compensation, resulted in the use of $2.3 million.  Other items and taxes used $0.9 million.

 Net cash provided by (used in) investing activities:

During the three months ended March 31, 2016, we used $0.8 million in cash for capital expenditures compared to $3.0 million during the three months ended March 31,  2015.  The decrease in capital spending is largely driven by certain assets for which we entered into a capital lease in the first quarter of 2016. In the first quarter of 2016, we generated $1.6 million from the sale of assets including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.

Net cash (used in) provided by financing activities:

During the three months ended March 31, 2016, our financing activities used $1.5 million in cash.  As a result of entering into the new Credit Agreement on January 21, 2016, the mix of our borrowings has changed.  Our net borrowings under revolving credit facilities decreased by $17.3 million and our net borrowings under our term credit facilities increased by $17.0 million.  We made prepayments of $1.0 million on our convertible notes in the first quarter of 2016.  We paid $0.7 million in deferred financing costs related to the new Credit Agreement.  In conjunction with the new Credit Agreement, we issued 73,207 shares of the Company’s common stock, for which the cash proceeds were $0.5 million,

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

The following table reflects the average market values per pound for selected months during the last 16-month period:

	March	December	March	December
	2016	2015	2015	2014

Nickel	$3.95	$3.94	$6.23	$7.22
Chrome	$0.94	$1.01	$1.12	$1.12
Molybdenum	$5.37	$5.00	$8.28	$9.53
Carbon scrap	$0.08	$0.06	$0.11	$0.16

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by Ryan’s Notes; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

On January 21, 2016, we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving Credit Facility by $25.0 million prior to January 21, 2020.  The Credit Agreement replaces the previous credit agreement that was in place prior to January 21, 2016.  The Company was in compliance with all applicable financial covenants set forth in the previous credit agreement as of the date of its entrance into the Credit Agreement.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2016, which was 3.69% on our Revolving Credit Facility and 4.19% for the Term Loan.

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

For the three months ended March 31, 2016, we paid deferred financing fees of $702,000 related to the Credit Agreement and wrote off $768,000 of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” for the three months ended March 31, 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at March 31, 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $500,004 based on the average of the high and low reported trading prices for the Company’s common stock on The Nasdaq Stock Market on February 1, 2016.

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

In conjunction with the issuance of the Convertible Notes on January 21, 2016, we made principal prepayments on the Convertible Notes totaling $1.0 million.

On February 1, 2016 and March 1, 2016, the Company entered into capital leases for equipment.   The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the five year lease term.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash. The net present value of the minimum lease payments, at inception, was $2.0 million.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2016 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part  II.OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item  1A.RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.OTHER INFORMATION

None.

Item  6.EXHIBITS

Exhibit
Number	Exhibit

4.1

Form of Amended and Restated Convertible Note, dated January 21, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016).

10.1

Revolving Credit, Term Loan and Security Agreement, dated as of January 21, 2016, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto from time to time, PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016).

10.2	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on February 3, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)