Form 10-Q
period 2016-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2016-07-29
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 27, 2016 there were 7,206,659 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2016	2015	2016	2015

Net sales	$41,030	$49,610	$80,624	$105,593
Cost of products sold	36,691	44,424	74,944	94,697

Gross margin	4,339	5,186	5,680	10,896
Selling, general and administrative expenses	4,591	4,961	8,429	9,655

Operating (loss) income	(252)	225	(2,749)	1,241
Interest expense and other financing costs	(948)	(765)	(2,758)	(1,547)
Other (expense) income, net	(39)	11	(92)	(33)

Loss before income taxes	(1,239)	(529)	(5,599)	(339)
Benefit for income taxes	(437)	(173)	(2,357)	(108)

Net loss	$(802)	$(356)	$(3,242)	$(231)

Net loss per common share -Basic	$(0.11)	$(0.05)	$(0.45)	$(0.03)

Net loss per common share -Diluted	$(0.11)	$(0.05)	$(0.45)	$(0.03)

Weighted average shares of common stock outstanding
Basic	7,196,891	7,061,545	7,179,746	7,058,026
Diluted	7,196,891	7,061,545	7,179,746	7,058,026

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$68	$112
Accounts receivable (less allowance for doubtful accounts of $419 and $249, respectively)	20,033	17,683
Inventory, net	84,749	83,373
Other current assets	2,585	2,584

Total current assets	107,435	103,752

Property, plant and equipment, net	188,246	193,505
Other long-term assets	84	45

Total assets	$295,765	$297,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,539	$11,850
Accrued employment costs	3,442	3,256
Current portion of long-term debt	4,564	3,000
Other current liabilities	934	640

Total current liabilities	27,479	18,746

Long-term debt	67,036	72,884
Deferred income taxes	18,301	20,666
Other long-term liabilities	30	29

Total liabilities	112,846	112,325

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,489,746 and 7,404,193 shares issued, respectively	7	7
Additional paid-in capital	56,013	54,829
Retained earnings	129,189	132,431
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	182,919	184,977

Total liabilities and stockholders’ equity	$295,765	$297,302

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,

	2016	2015

Operating Activities:
Net loss	$(3,242)	$(231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,147	9,181
Deferred income tax	(2,365)	(2)
Write-off of deferred financing costs	768	-
Share-based compensation expense	684	961
Net gain on asset disposals	(349)	-
Changes in assets and liabilities:
Accounts receivable, net	(2,350)	(1,123)
Inventory, net	(2,141)	1,011
Accounts payable	6,140	(5,831)
Accrued employment costs	186	(2,782)
Income taxes	265	(272)
Other, net	19	(1,039)

Net cash provided by (used in) operating activities	6,762	(127)

Investing Activities:
Capital expenditures	(1,736)	(5,819)
Proceeds from sale of property, plant and equipment	1,571	-

Net cash used in investing activities	(165)	(5,819)

Financing Activities:
Borrowings under revolving credit facility	131,030	63,848
Payments on revolving credit facility	(152,298)	(56,512)
Borrowings under term loan facility	30,000	-
Payments on term loan facility, capital leases, and convertible notes	(15,171)	(1,500)
Payments of deferred financing costs	(702)	-
Proceeds from the issuance of common stock	500	388

Net cash (used in) provided by financing activities	(6,641)	6,224

Net (decrease) increase in cash	(44)	278
Cash at beginning of period	112	142

Cash at end of period	$68	$420

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”).  Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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

Note 2:  Net loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,

(dollars in thousands, except per share amounts)	2016	2015	2016	2015

Numerator:

Net loss	$(802)	$(356)	$(3,242)	$(231)
Adjustment for interest expense on convertible notes (A)	-	-	-	-

Net loss	$(802)	$(356)	$(3,242)	$(231)

Denominator:

Weighted average number of shares of common stock outstanding	7,196,891	7,061,545	7,179,746	7,058,026
Weighted average effect of dilutive stock options and other stock compensation	-	-	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,196,891	7,061,545	7,179,746	7,058,026

Net loss per common share:

Net loss per common share -Basic	$(0.11)	$(0.05)	$(0.45)	$(0.03)

Net loss per common share -Diluted	$(0.11)	$(0.05)	$(0.45)	$(0.03)

(A)   An adjustment for interest expense on convertible notes was excluded from the loss per share calculation for the three and six months ended June 30, 2016 and 2015 as a result of the convertible notes being anti-dilutive.

We had options to purchase 696,300 and 587,550 shares of common stock outstanding at an average price of $28.44 and $32.96 which were excluded in the computation of diluted net loss per common share for the three months ended June 30, 2016 and 2015, respectively.  We had options to purchase 818,250 and 587,550 shares of common stock outstanding at an average price of $27.01 and $32.96 for the six months ended June 30, 2016 and 2015, respectively.  These outstanding options were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock for the respective periods.  The calculation of diluted net loss per common share for the three months ended June 30, 2016 and 2015 excluded 407,466 and 428,888 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  The calculation of diluted net loss per common share for the six months ended June 30, 2016 and 2015 excluded 409,078 and 428,177 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  In addition, the calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015 excluded 5,313 and 27,598 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.   The calculation of diluted earnings per share for the six months ended June 30, 2016 and 2015 excluded 1,539 and 35,757 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2016 and 2015, we amortized these operating materials in the amount of $765,000 and $1,039,000, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015

Raw materials and starting stock	$6,325	$6,235
Semi-finished and finished steel products	70,888	69,907
Operating materials	9,110	8,543

Gross inventory	86,323	84,685
Inventory reserves	(1,574)	(1,312)

Total inventory, net	$84,749	$83,373

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015

Revolving credit facility	$23,369	$44,350
Convertible notes	19,000	20,000
Term loan	28,416	12,500
Swing loan credit facility	-	287
Capital leases	1,898	-
Total debt	72,683	77,137
Less: current portion of long-term debt	(4,564)	(3,000)
Less: deferred financing costs	(1,083)	(1,253)

Long-term debt	$67,036	$72,884

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2016, which was 3.71% on our Revolving Credit Facility and 4.21% for the Term Loan.

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

For the six months ended June 30, 2016, we paid deferred financing fees of $0.7 million related to the Credit Agreement and wrote off $0.8 million of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at June 30, 2016.

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

As of June 30, 2016, future minimum lease payments applicable to capital leases were as follows:

2016	$237
2017	473
2018	473
2019	473
2020	473
2021	375
Total minimum capital lease payments	$2,504
Less amounts representing interest	(606)
Present value of net minimum capital lease payments	$1,898
Less current obligation	(278)
Total long-term capital lease obligation	$1,620

There were no capital lease obligations at December 31, 2015.  For the three and six months ended June 30, 2016, amortization of capital lease assets was $99,210 and$132,280, respectively.  Capital lease amortization is included in Cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2016 and December 31, 2015 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at June 30, 2016 and December 31, 2015 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At June 30, 2016 and December 31, 2015, the fair value of our Notes was approximately $18.3 and $19.2 million, respectively (Level 2).

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

For the six months ended June 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary (losses) income were 42.1% and 29.0%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on estimated pre-tax income for the year and did not reflect a benefit for the R&D credit as it was not approved as of June 30, 2015.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2016 and 2015 were 42.1% and 31.9%, respectively,  and for the three months ended June 30, 2016 and 2015 were 35.3% and 32.7%.  The increase in the effective tax rate for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

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

Sales in the second quarter of 2016 were $41.0 million, an increase of $1.4 million, or 3.6%, from the first quarter of 2016 and a decrease of $8.6 million, or 17.3%, from the second quarter of 2015. Sales increased sequentially due to increased demand as commodity prices stabilized and destocking generally subsided.  Sales were lower when compared to the second quarter of 2015 due to lower volumes resulting from the market downturn that started in the second half of 2015 and the reduction in surcharges caused by lower commodity prices.  Compared to the first quarter of 2016, sales to the aerospace end market increased by 3.7%, power generation decreased by 2.0%, oil and gas decreased by 15.3%, heavy equipment increased by 8.4%, and general industrial, conversion services, and other increased by 22.4%.  Sales in the second quarter of 2016 declined compared to the second quarter of 2015 in all end markets with aerospace down 13.5%, power generation down 32.5%, oil and gas down 31.1%, heavy equipment down 12.1%, and general industrial, conversion services, and other down 19.0%.  During the second quarter of 2016, our sales of premium alloy products, which we define as all vacuum induction melt products (“VIM”), represented $3.8 million, or 9.2%, of total net sales.  This compared to the first quarter of 2016 when premium alloy sales were $4.1 million, or 10.3%, and the second quarter of 2015 when premium alloy sales were $4.2 million, or 8.6%.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at June 30, 2016 was $38.5 million, a decrease of $1.3 million, or 3.3%, compared to March 31, 2016.

The Company’s gross margin for the second quarter of 2016 was $4.3 million, or 10.6% of net sales, compared to $1.3 million, or 3.4% of net sales, for the first quarter of 2016 and $5.2 million, or 10.5% of net sales, for the second quarter of 2015. The Company’s gross margin has improved in the second quarter of 2016 compared to the first quarter of 2016 due to the benefit of productivity enhancements, as well as better alignment of customer surcharges and input commodity costs.

Selling, general and administrative (“SG&A”) expenses were $4.6 million in the second quarter of 2016, compared to $3.8 million in the first quarter 2016 and $5.0 million in the second quarter of 2015.  The increase in SG&A in the second quarter compared to the first quarter of 2016 is driven by additional variable compensation costs and bad debt expense.  The decrease in SG&A in the second quarter of 2016 compared to the second quarter of 2015 is primarily due to cost savings initiatives put in place during the back half of 2015, and continuing throughout 2016.

Market conditions continue to be challenging due to lingering economic uncertainty, sharp competition and very short industry lead times.  With the continued stabilization of commodity prices and product surcharges, we expect our gross margins to continue to improve as we enter the second half of 2016.

Results of Operations

Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three months ended June 30,
(in thousands, except shipped ton information)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$30,172	73.5%	$36,955	74.5%	$(6,783)	(18.4)%
High-strength low alloy steel	3,784	9.2	4,154	8.4	(370)	(8.9)
Tool steel	4,305	10.5	5,086	10.3	(781)	(15.4)
High-temperature alloy steel	1,626	4.0	2,051	4.1	(425)	(20.7)
Conversion services and other sales	1,143	2.8	1,364	2.7	(221)	(16.2)

Total net sales	41,030	100.0	49,610	100.0	(8,580)	(17.3)
Cost of products sold	36,691	89.4	44,424	89.5	(7,733)	(17.4)

Gross margin	4,339	10.6	5,186	10.5	(847)	(16.3)
Selling, general and administrative expenses	4,591	11.2	4,961	10.0	(370)	(7.5)

Operating (loss) income	(252)	(0.6)	225	0.5	(477)	(212.0)
Interest expense	(887)	(2.2)	(605)	(1.2)	(282)	46.6
Deferred financing amortization	(61)	(0.1)	(160)	(0.3)	99	(61.9)
Other (expense) income, net	(39)	(0.1)	11	-	(50)	(454.5)

Loss before income taxes	(1,239)	(3.0)	(529)	(1.0)	(710)	134.2
Benefit for income taxes	(437)	(1.1)	(173)	(0.3)	(264)	152.6

Net loss	$(802)	(1.9)%	$(356)	(0.7)%	$(446)	(125.3)

Tons shipped	8,313		8,909		(596)	(6.7)%

Sales dollars per shipped ton	$4,936		$5,569		$(633)	(11.4)%

Market Segment Information
	Three months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$29,817	72.6%	$34,393	69.3%	$(4,576)	(13.3)%
Original equipment manufacturers	3,395	8.3	5,790	11.7	(2,395)	(41.4)
Rerollers	3,281	8.0	4,162	8.4	(881)	(21.2)
Forgers	3,394	8.3	3,901	7.9	(507)	(13.0)
Conversion services and other sales	1,143	2.8	1,364	2.7	(221)	(16.2)

Total net sales	$41,030	100.0%	$49,610	100.0%	$(8,580)	(17.3)%

Melt Type Information
	Three months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$36,108	88.0%	$44,001	88.7%	$(7,893)	(17.9)%
Premium alloys (A)	3,779	9.2	4,245	8.6	(466)	(11.0)
Conversion services and other sales	1,143	2.8	1,364	2.7	(221)	(16.2)

Total net sales	$41,030	100.0%	$49,610	100.0%	$(8,580)	(17.3)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$26,293	64.0%	$30,379	61.3%	$(4,086)	(13.5)%
Power generation	3,427	8.4	5,074	10.2	(1,647)	(32.5)
Oil & gas	2,834	6.9	4,113	8.3	(1,279)	(31.1)
Heavy equipment	4,371	10.7	4,975	10.0	(604)	(12.1)
General industrial, conversion services and other sales	4,105	10.0	5,069	10.2	(964)	(19.0)

Total net sales	$41,030	100.0%	$49,610	100.0%	$(8,580)	(17.3)%

Net sales:

Net sales for the three months ended June 30, 2016 decreased $8.6 million, or 17.3%, as compared to the three months ended June 30, 2015.  This decrease primarily reflects a 6.7%  decrease in consolidated shipments and an 11.4% decrease in average sales dollar per shipped ton, primarily as a result of lower surcharges. Our product sales to all of our end markets decreased, as noted in the above table.  During the three months ended June 30, 2016, premium alloy sales decreased by $0.5 million when compared to the three months ended June 30, 2015.  However, as a percentage of sales, our premium alloy sales increased to 9.2% of total sales for the three months ended June 30, 2016 compared to 8.6% for the three months ended June 30, 2015.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 10.6% and 10.5% for the three months ended June 30, 2016 and 2015, respectively.  Our gross margins, which declined in 2015 as compared to 2014 as a result of the misalignment of product surcharges and the material cost of products shipped, have increased in the second quarter of 2016 as a result of productivity enhancements and the stabilization of commodity costs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.4 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to cost savings initiatives introduced in the second half of 2015.    In addition, SG&A expenses have been favorably impacted by a reduction in stock based compensation due to our lower stock price, the vesting of restricted stock awards in 2015, and the elimination of the amortization of non-compete agreements which were fully expensed in 2015.   As a percentage of sales, our SG&A expenses increased from 10.0% during the three months ended June 30, 2015 to 11.2% for the three months ended June 30, 2016 as a result of the 17.3%  decrease in our net sales quarter over quarter.

Interest expense and other financing costs:

Interest expense increased from $0.6 million for the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016. This increase is primarily due to higher interest rates incurred on our debt in 2016 when compared to 2015.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin which was 1.94% at June 30, 2015 and 3.71% and 4.21% for our Revolving Credit Facility and Term Loan, respectively, at June 30, 2016.

Deferred financing amortization decreased by $0.1 million in the second quarter of 2016 compared to the same period in the prior year. The decrease is the result of the write off of approximately $0.8 million of fees in the first quarter of 2016 related to the previous credit facility.  The remaining deferred financing costs are related to the new Credit Agreement entered into on January 21, 2016 and are being amortized over five years.

Income tax provision:

For the six months ended June 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary income were 42.1% and 29.0%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on estimated pre-tax income for the year and did not reflect a benefit for the R&D credit as it was not approved as of June 30, 2015.

Including the effect of discrete items, our effective tax rates for the three months ended June 30, 2016 and 2015 were 35.3% and 32.7%, respectively.  The increase in the effective tax rate for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

Net income:

For the second quarter of 2016, the Company recorded a net loss of $0.8 million, or $0.11 per diluted share compared to a net loss of $0.4 million, or $0.05 per diluted share in the second quarter of 2015.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six months ended June 30,
(in thousands, except shipped ton information)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$59,449	73.6%	$81,353	77.0%	$(21,904)	(26.9)%
High-strength low alloy steel	7,563	9.4	9,432	8.9	(1,869)	(19.8)
Tool steel	8,207	10.2	8,893	8.4	(686)	(7.7)
High-temperature alloy steel	3,266	4.1	3,469	3.3	(203)	(5.9)
Conversion services and other sales	2,139	2.7	2,446	2.4	(307)	(12.6)

Total net sales	80,624	100.0	105,593	100.0	(24,969)	(23.6)
Cost of products sold	74,944	93.0	94,697	89.7	(19,753)	(20.9)

Gross margin	5,680	7.0	10,896	10.3	(5,216)	(47.9)
Selling and administrative expenses	8,429	10.5	9,655	9.1	(1,226)	(12.7)

Operating (loss) income	(2,749)	(3.5)	1,241	1.2	(3,990)	(321.5)
Interest expense	(1,870)	(2.3)	(1,227)	(1.2)	(643)	52.4
Deferred financing amortization	(888)	(1.1)	(320)	(0.3)	(568)	177.5
Other expense, net	(92)	(0.1)	(33)	-	(59)	178.8

Loss before income taxes	(5,599)	(7.0)	(339)	(0.3)	(5,260)	NM
Benefit for income taxes	(2,357)	(2.9)	(108)	(0.1)	(2,249)	NM

Net loss	$(3,242)	(4.1)%	$(231)	(0.2)%	$(3,011)	NM

Tons shipped	15,884		18,801		(2,917)	(15.5)%

Sales dollars per shipped ton	$5,076		$5,616		$(540)	(9.6)%

NM – Not Meaningful

Market Segment Information
	Six months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$57,331	71.1%	$71,804	68.0%	$(14,473)	(20.2)%
Original equipment manufacturers	7,690	9.5	12,736	12.1	(5,046)	(39.6)
Rerollers	6,496	8.1	10,819	10.2	(4,323)	(40.0)
Forgers	6,968	8.6	7,788	7.4	(820)	(10.5)
Conversion services and other sales	2,139	2.7	2,446	2.3	(307)	(12.6)

Total net sales	$80,624	100.0%	$105,593	100.0%	$(24,969)	(23.6)%

Melt Type Information
	Six months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$70,644	87.6%	$93,863	88.9%	$(23,219)	(24.7)%
Premium alloys (A)	7,841	9.7	9,284	8.8	(1,443)	(15.5)
Conversion services and other sales	2,139	2.7	2,446	2.3	(307)	(12.6)

Total net sales	$80,624	100.0%	$105,593	100.0%	$(24,969)	(23.6)%

End Market Information
	Six months ended June 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$51,659	64.0%	$64,140	60.7%	$(12,481)	(19.5)%
Power generation	6,924	8.6	12,398	11.7	(5,474)	(44.2)
Oil & gas	6,179	7.7	10,214	9.7	(4,035)	(39.5)
Heavy equipment	8,404	10.4	8,967	8.5	(563)	(6.3)
General industrial, conversion services and other sales	7,458	9.3	9,874	9.4	(2,416)	(24.5)

Total net sales	$80,624	100.0%	$105,593	100.0%	$(24,969)	(23.6)%

Net sales:

Net sales for the six months ended June 30, 2016 decreased $25.0 million, or 23.6%, as compared to the six months ended June 30, 2015.  Consolidated shipments for the six months ended June 30, 2016 decreased by 15.5% compared to the six months ended June 30, 2015.  Sales dollars per shipped ton decreased by 9.6% from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to lower product surcharges. Our product sales to all of our end markets decreased, as noted in the above table.  During the six months ended June 30, 2016, sales of our premium alloy products decreased by $1.4 million, or 15.5%, when compared to the same period in 2015.  Our premium alloy sales increased from 8.8% of total sales for the six months ended June 30, 2015 to 9.7% in the current period.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 7.0% and 10.3% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in our gross margin in the first half of 2016 when compared to the same prior year period is primarily a result of the further misalignment of product surcharges and material costs, which was partially offset by productivity improvements.

Selling, general and administrative expenses:

Our SG&A expenses decreased by $1.2 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to reduced spending resulting from cost savings initiatives initiated in the second half of 2015, reduced stock based compensation due to the vesting of restricted stock units in 2015, reduced stock option expense due to the lower recent stock prices and the elimination of the amortization of non-compete agreements which were fully expensed in 2015.   As a percentage of sales, our SG&A expenses increased to 10.5% for the six months ended June 30, 2016, as compared to 9.1% during the six months ended June 30, 2015.  The increase in SG&A as a percentage of sales is driven by the 23.6% reduction in sales for the six months ended June 30, 2016 when compared to the same period in 2015.

Interest expense and other financing costs:

Our interest expense increased by $0.6 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  This increase is primarily due to higher interest rates incurred on our debt in 2016 when compared to 2015.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin which was 1.94% at June 30, 2015 and 3.71% and 4.21% for our Revolving Credit Facility and Term Loan, respectively, at June 30, 2016.  Approximately $0.1 million of the increase is due to interest on capital leases entered into during the first quarter of 2016.

Deferred financing amortization increased by $0.6 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The increase is due to the write off of approximately $0.8 million of fees related to the prior credit facility due to entering into the new Credit Agreement on January 21, 2016.  The increase due to the write off is offset by lower amortization related to the deferred fees for the new Credit Agreement which are being amortized over five years.

Income tax (benefit) provision:

For the six months ended June 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary income were 42.1% and 29.0%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on estimated pre-tax income for the year and did not reflect a benefit for the R&D credit as it was not approved as of June 30, 2015.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2016 and 2015 were 42.1% and 31.9%, respectively.  The increase in the effective tax rate for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

Net income:

Our net loss was $3.2 million, or $0.45 per diluted share, for the six months ended June 30, 2016 compared to a net loss of $0.2 million, or $0.03 per diluted share, for the six months ended June 30, 2015.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash provided by (used in) operating activities:

During the six months ended June 30, 2016, we generated net cash from operating activities of $6.8 million.  Our net loss, adjusted for non-cash expenses, generated $4.6 million of cash.  We generated $1.6 million of cash from managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  Our accounts payable increased $6.1 million due to increased operating activity which was partially offset by higher accounts receivable of $2.4 million due to higher sales in the second quarter of 2016 compared to the fourth quarter of 2015.  Net inventory increased by $2.1 million reflecting higher inventory volumes, partially offset by lower unit costs.  Income taxes contributed $0.3 million due to the refund of overpayments in the prior year.  All other operating activities contributed $0.2 million of cash in the six months ended June 30, 2016.

During the six months ended June 30, 2015, we used $0.1 million net cash in operating activities.  Our net loss, adjusted for non-cash expenses, generated $9.9 million of cash.  Our managed working capital used $5.9 million of cash in the six months ended June 30, 2015 driven by reduced accounts payable of $5.8 million due to lower activity levels in second quarter of 2015.  In addition, during the first half of 2015, the reduction of accrued employment costs of $2.8 million primarily the result of the payout of 2014 variable incentive compensation and profit sharing.  Other items, primarily maintenance costs and employment taxes, used $1.0 million, and income taxes used $0.3 million.

Net cash used in investing activities:

During the six months ended June 30, 2016, we used $0.2 million in cash for investing activities.  We used $1.7 million for capital expenditures and we received $1.6 million from the sale of assets including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.

During the six months ended June 30, 2015, we used $5.8 million in cash for capital expenditures. The decrease in capital expenditures in the first half of 2016 compared to the same period in 2015 is due to the timing of significant projects in 2015 and also approximately $2.0 million of capital requirements funded through capital leases in the first half of 2016.

Net cash (used in) provided by financing activities:

During the six months ended June 30, 2016, our financing activities used $6.6 million in cash.  As a result of entering into the new Credit Agreement on January 21, 2016, the mix of our borrowings has changed.  Our net borrowings under revolving credit facilities decreased by $21.3 million and our net borrowings under our term credit facilities increased by $15.9 million.  We made prepayments of $1.0 million on our convertible notes in the first quarter of 2016.  We paid $0.7 million in deferred financing costs related to the new Credit Agreement.  In conjunction with the new Credit Agreement in the first quarter of 2016, we issued 73,207 shares of the Company’s common stock, for which the cash proceeds were $0.5 million.

During the six months ended June 30, 2015, our financing activities provided $6.2 million in cash.  Net cash provided from borrowings under our credit facility was approximately $5.8 million; additionally, we received $0.4 million in receipts from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.  Our borrowings increased to support a decrease in net accounts payable and an increase in net accounts receivable.

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

The following table reflects the average market values per pound for selected months during the last 16-month period:

	June	December	June	December
	2016	2015	2015	2014

Nickel	$4.04	$3.94	$5.80	$7.22
Chrome	$0.92	$1.01	$1.10	$1.12
Molybdenum	$8.00	$5.00	$7.30	$9.53
Carbon scrap	$0.11	$0.06	$0.12	$0.16

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2016, which was 3.71% on our Revolving Credit Facility and 4.21% for the Term Loan.

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

For the six months ended June 30, 2016, we paid deferred financing fees of $0.7 million related to the Credit Agreement and wrote off $0.8 million of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at June 30, 2016.

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

Item 4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2016 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Amendment to the Universal Stainless & Alloy Products, Inc. Employee Stock Purchase Plan, dated as of May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on May 13, 2016).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2016

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)