Form 10-Q
period 2016-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2016-10-28
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 26, 2016 there were 7,206,659 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2016	2015	2016	2015

Net sales	$39,651	$43,371	$120,275	$148,964
Cost of products sold	34,917	43,781	109,861	138,478

Gross margin	4,734	(410)	10,414	10,486
Selling, general and administrative expenses	4,504	5,218	12,933	14,873
Goodwill impairment	-	20,268	-	20,268

Operating income (loss)	230	(25,896)	(2,519)	(24,655)
Interest expense and other financing costs	924	633	3,682	2,180
Other expense, net	118	55	210	88

Loss before income taxes	(812)	(26,584)	(6,411)	(26,923)
Benefit for income taxes	(292)	(9,539)	(2,649)	(9,647)

Net loss	$(520)	$(17,045)	$(3,762)	$(17,276)

Net loss per common share -Basic	$(0.07)	$(2.41)	$(0.52)	$(2.45)

Net loss per common share -Diluted	$(0.07)	$(2.41)	$(0.52)	$(2.45)

Weighted average shares of common stock outstanding
Basic	7,206,659	7,070,924	7,188,782	7,062,373
Diluted	7,206,659	7,070,924	7,188,782	7,062,373

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2016	2015

		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$377	$112
Accounts receivable (less allowance for doubtful accounts of $419 and $249, respectively)	21,517	17,683
Inventory, net	85,677	83,373
Other current assets	2,220	2,584

Total current assets	109,791	103,752

Property, plant and equipment, net	185,416	193,505
Other long-term assets	64	45

Total assets	$295,271	$297,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,581	$11,850
Accrued employment costs	3,227	3,256
Current portion of long-term debt	4,571	3,000
Other current liabilities	1,150	640

Total current liabilities	27,529	18,746

Long-term debt	66,973	72,884
Deferred income taxes	17,980	20,666
Other long-term liabilities	30	29

Total liabilities	112,512	112,325

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,499,514 and 7,404,193 shares issued, respectively	7	7
Additional paid-in capital	56,373	54,829
Retained earnings	128,669	132,431
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	182,759	184,977

Total liabilities and stockholders’ equity	$295,271	$297,302

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,

	2016	2015

Operating Activities:
Net loss	$(3,762)	$(17,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,834	14,109
Deferred income tax	(2,686)	(9,585)
Write-off of deferred financing costs	768	-
Share-based compensation expense	972	1,487
Net gain on asset disposals	(340)	-
Goodwill impairment	-	20,268
Changes in assets and liabilities:
Accounts receivable, net	(3,834)	5,878
Inventory, net	(3,442)	11,288
Accounts payable	6,109	(11,371)
Accrued employment costs	(29)	(2,237)
Income taxes	269	(226)
Other, net	642	213

Net cash provided by operating activities	8,501	12,548

Investing Activities:
Capital expenditures	(3,119)	(8,397)
Proceeds from sale of property, plant and equipment	1,571	-

Net cash used in investing activities	(1,548)	(8,397)

Financing Activities:
Borrowings under revolving credit facility	184,684	76,898
Payments on revolving credit facility	(204,886)	(78,923)
Borrowings under term loan facility	30,000	-
Payments on term loan facility, capital leases, and convertible notes	(16,307)	(2,250)
Payments of deferred financing costs	(750)	-
Proceeds from the issuance of common stock	571	388

Net cash used in financing activities	(6,688)	(3,887)

Net increase in cash	265	264
Cash at beginning of period	112	142

Cash at end of period	$377	$406

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. All intercompany transactions and balances have been eliminated.  Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”).  Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.   This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  Excess benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital pools.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This guidance is effective for annual and interim reporting periods beginning after December 16, 2016 with early adoption permitted.  We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-2 “Leases (Topic 842)”.  The ASU requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  The criteria for evaluating are similar to those applied in current leases accounting.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on the financial statements due to having a limited number of operating leases.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  We do not expect the adoption of this guidance will have a material impact on our financial statements.

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

Note 2:  Net loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in thousands, except per share amounts)	2016	2015	2016	2015

Numerator:

Net loss	$(520)	$(17,045)	$(3,762)	$(17,276)
Adjustment for interest expense on convertible notes (A)	-	-	-	-

Net loss	$(520)	$(17,045)	$(3,762)	$(17,276)

Denominator:

Weighted average number of shares of common stock outstanding	7,206,659	7,070,924	7,188,782	7,062,373
Weighted average effect of dilutive stock options and other stock compensation	-	-	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,206,659	7,070,924	7,188,782	7,062,373

Net loss per common share:

Net loss per common share -Basic	$(0.07)	$(2.41)	$(0.52)	$(2.45)

Net loss per common share -Diluted	$(0.07)	$(2.41)	$(0.52)	$(2.45)

(A)   An adjustment for interest expense on convertible notes was excluded from the loss per share calculation for the three and nine months ended September 30, 2016 and 2015 as a result of the convertible notes being anti-dilutive.

We had options to purchase 780,250 and 708,550 shares of common stock outstanding at an average price of $28.18 and $29.31 which were excluded in the computation of diluted net loss per common share for the three months ended September 30, 2016 and 2015, respectively.  We had options to purchase 791,250 and 595,675 shares of common stock outstanding at an average price of $27.45 and $31.98 for the nine months ended September 30, 2016 and 2015, respectively.  These outstanding options were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock for the respective periods.  The calculation of diluted net loss per common share for the three months ended September 30, 2016 and 2015 excluded 406,094 and 427,396 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  The calculation of diluted net loss per common share for the nine months ended September 30, 2016 and 2015 excluded 408,076 and 427,914 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  In addition, the calculation of diluted earnings per share for the three months ended September 30, 2016 and 2015 excluded 2,912 and 11,800 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.   The calculation of diluted earnings per share for the nine months ended September 30, 2016 and 2015 excluded 1,825 and 31,432 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2016 and 2015, we amortized these operating materials in the amount of $1.1 million and $1.4 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015

Raw materials and starting stock	$6,438	$6,235
Semi-finished and finished steel products	71,730	69,907
Operating materials	9,340	8,543

Gross inventory	87,508	84,685
Inventory reserves	(1,831)	(1,312)

Total inventory, net	$85,677	$83,373

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015

Revolving credit facility	$24,435	$44,350
Convertible notes	19,000	20,000
Term loan	27,345	12,500
Swing loan credit facility	-	287
Capital leases	1,832	-
Total debt	72,612	77,137
Less: current portion of long-term debt	(4,571)	(3,000)
Less: deferred financing costs	(1,068)	(1,253)

Long-term debt	$66,973	$72,884

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

With respect to the Term Loan, the Company makes quarterly installment payments of principal of approximately $1.1 million, plus accrued and unpaid interest, on the first day of each fiscal quarter. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2016, which was 3.78% on our Revolving Credit Facility and 4.28% for the Term Loan at September 30, 2016.

The Credit Agreement contains customary affirmative and negative covenants.  The Company also must maintain certain levels of EBITDA as outlined in the Credit Agreement.  As of December 31, 2016 and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants at September 30, 2016 and December 31, 2015.

For the nine months ended September 30, 2016, we paid deferred financing fees of $0.8 million related to the Credit Agreement and wrote off $0.8 million of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at September 30, 2016.

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

The Convertible Notes bore interest at a rate of 4.0% per year through and including August 17, 2016.  The Convertible Notes bear interest at a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

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

As of September 30, 2016, future minimum lease payments applicable to capital leases were as follows:

2016	$118
2017	473
2018	473
2019	473
2020	473
2021	375
Total minimum capital lease payments	$2,385
Less amounts representing interest	(553)
Present value of net minimum capital lease payments	$1,832
Less current obligation	(286)
Total long-term capital lease obligation	$1,546

There were no capital lease obligations at December 31, 2015.  For the three and nine months ended September 30, 2016, amortization of capital lease assets was $99,210 and $231,491, respectively.  Capital lease amortization is included in Cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2016 and December 31, 2015 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolver and swing loans at September 30, 2016 and December 31, 2015 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At September 30 2016, the fair value of our Convertible Notes was approximately $18.6 million and at December 31, 2015, the fair value of our Notes was approximately $19.2 million (Level 2).

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

For the nine months ended September 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary (losses) income were 40.5% and 35.7%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on an estimated pre-tax loss for the year and did not reflect a benefit for the R&D credit as it was not approved as of September 30, 2015.

Including the effect of discrete items, our effective tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 35.8%, respectively, and for the three months ended September 30, 2016 and 2015 were 36.0% and 35.9%, respectively.  The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

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

Sales in the third quarter of 2016 were $39.7 million, a decrease of $1.4 million, or 3.4%, from the second quarter of 2016 and a decrease of $3.7 million, or 8.6%, from the third quarter of 2015. Sales decreased sequentially due to lower demand in the aerospace end market. Sales were lower when compared to the third quarter of 2015 due to lower volumes resulting from the market downturn that started in the second half of 2015 and the reduction in surcharges caused by lower commodity prices.  Compared to the second quarter of 2016, sales to the aerospace end market decreased by 10.1% reflecting reduced buying by our service center customers in the period leading up to year end.  Power generation increased by 17.0%, oil and gas increased by 8.2%, heavy equipment increased by 11.5%, and general industrial, conversion services, and other decreased by 0.7%.  Sales in the third quarter of 2016 declined compared to the third quarter of 2015 with aerospace down 15.7%, power generation up 5.0%, oil and gas up 10.2%, heavy equipment up 20.1%, and general industrial, conversion services, and other down 12.9%.  During the third quarter of 2016, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $3.4 million, or 8.6%, of total net sales.  This compared to the second quarter of 2016 when premium alloy sales were $3.8 million, or 9.2%, and the third quarter of 2015 when premium alloy sales were $4.4 million, or 10.2%.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at September 30, 2016 was $39.4 million, an increase of $0.9 million, or 2.3%, compared to June 30, 2016.

The Company’s gross margin for the third quarter of 2016 was $4.7 million, or 11.9% of net sales, compared to $4.3 million, or 10.6% of net sales, for the second quarter of 2016 and negative $0.4 million, or negative 0.9% of net sales, for the third quarter of 2015. The Company’s gross margin has improved in the third quarter of 2016 compared to the second quarter of 2016 and the third quarter of 2015 due to the benefit of productivity enhancements, as well as better alignment of customer surcharges and input commodity costs.  In addition, the third quarter of 2015 was negatively impacted by $3.5 million of expenses associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing our hourly and salary workforce and costs associated with the unauthorized substitution by a vendor of a critical part for the melting process.

Selling, general and administrative (“SG&A”) expenses were $4.5 million in the third quarter of 2016, compared to $4.6 million in the second quarter 2016 and $5.2 million in the third quarter of 2015. The decrease in SG&A in the third quarter of 2016 compared to the second quarter of 2016 and the third quarter of 2015 is primarily due to cost savings initiatives put in place during the back half of 2015, and continuing throughout 2016.

Market conditions continue to be challenging due to lingering economic uncertainty, sharp competition, short mill lead times, and fine-tuning of inventory levels by our service center customers in the period leading up to year end. Specifically within aerospace, although the underlying drivers remain very positive, including continued growth in passenger revenue miles and airplane load factors, the sector is experiencing short term supply chain challenges around the transition away from larger aircraft to more single aisle formats, and also the migration to new engine formats.

Results of Operations

Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three months ended September 30,
(in thousands, except shipped ton information)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$29,621	74.6%	$32,627	75.2%	$(3,006)	(9.2)%
High-strength low alloy steel	3,376	8.5	3,838	8.8	(462)	(12.0)
Tool steel	4,503	11.4	4,240	9.8	263	6.2
High-temperature alloy steel	1,376	3.5	1,512	3.5	(136)	(9.0)
Conversion services and other sales	775	2.0	1,154	2.7	(379)	(32.8)

Total net sales	39,651	100.0	43,371	100.0	(3,720)	(8.6)
Cost of products sold	34,917	88.1	43,781	100.9	(8,864)	(20.2)

Gross margin	4,734	11.9	(410)	(0.9)	5,144	NM
Selling, general and administrative expenses	4,504	11.4	5,218	12.0	(714)	(13.7)
Goodwill impairment	-	-	20,268	46.7	(20,268)	(100.0)

Operating income (loss)	230	0.6	(25,896)	(59.6)	26,126	(100.9)
Interest expense	863	2.2	586	1.4	277	47.3
Deferred financing amortization	61	0.2	47	0.1	14	29.8
Other expense, net	118	0.3	55	0.1	63	114.5

Loss before income taxes	(812)	(2.1)	(26,584)	(61.2)	25,772	(96.9)
Benefit for income taxes	(292)	(0.7)	(9,539)	(22.0)	9,247	(96.9)

Net loss	$(520)	(1.4)%	$(17,045)	(39.2)%	$16,525	96.9

Tons shipped	7,905		7,622		283	3.7%

Sales dollars per shipped ton	$5,016		$5,690		$(674)	(11.8)%

NM – Not Meaningful

Market Segment Information
	Three months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$27,507	69.3%	$30,153	69.5%	$(2,646)	(8.8)%
Original equipment manufacturers	4,593	11.6	4,532	10.4	61	1.3
Rerollers	2,860	7.2	2,868	6.6	(8)	(0.3)
Forgers	3,916	9.9	4,664	10.8	(748)	(16.0)
Conversion services and other sales	775	2.0	1,154	2.7	(379)	(32.8)

Total net sales	$39,651	100.0%	$43,371	100.0%	$(3,720)	(8.6)%

Melt Type Information
	Three months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$35,460	89.4%	$37,801	87.1%	$(2,341)	(6.2)%
Premium alloys (A)	3,416	8.6	4,416	10.2	(1,000)	(22.6)
Conversion services and other sales	775	2.0	1,154	2.7	(379)	(32.8)

Total net sales	$39,651	100.0%	$43,371	100.0%	$(3,720)	(8.6)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$23,628	59.6%	$28,036	64.6%	$(4,408)	(15.7)%
Power generation	4,009	10.1	3,817	8.8	192	5.0
Oil & gas	3,066	7.7	2,782	6.4	284	10.2
Heavy equipment	4,872	12.3	4,057	9.4	815	20.1
General industrial, conversion services and other sales	4,076	10.3	4,679	10.8	(603)	(12.9)

Total net sales	$39,651	100.0%	$43,371	100.0%	$(3,720)	(8.6)%

Net sales:

Net sales for the three months ended September 30, 2016 decreased $3.7 million, or 8.6%, as compared to the three months ended September 30, 2015.  This decrease primarily reflects a 3.7%  increase in consolidated shipments and an 11.8% decrease in average sales dollar per shipped ton, primarily as a result of lower surcharges and product mix. Our product sales to the aerospace end market decreased by 15.7% in 2016 compared to the third quarter of 2015 while sales to the power generation increased by 5.0%, the oil & gas increased by 10.2%, heavy equipment increased by 20.1% and general industrial, conversion services and other decreased by 12.9% over the same period. During the three months ended September 30, 2016, premium alloy sales decreased by $1.0 million when compared to the three months ended September 30, 2015.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our Gross margin was $4.7 million and negative $0.4 million for the three months ended September 30, 2016 and 2015, respectively.  Gross margin, as a percentage of sales, was 11.9% and negative 0.9% for the three months ended September 30, 2016 and 2015, respectively.  In the three months ended September 30, 2015, our gross margins included before-tax charges of $3.5 million associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing our hourly and salary workforce and costs associated with the unauthorized substitution by a vendor of a critical part for the melting process.  Before including these pre-tax charges, the gross margin for the third quarter of 2015 was $3.1 million, or 7.1% of total sales.  The remaining increase in gross margin in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily as a result of productivity enhancements and the improved alignment of customer surcharges and input commodity costs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.7 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Approximately $0.3 million of the reduction is due to the write off of a non-compete agreement in the third quarter of 2015.  The remaining decrease in SG&A is due to cost savings initiatives implemented in the second half of 2015 and lower share-based compensation expense due to our lower stock price.  As a percentage of sales, our SG&A expenses decreased from 12.0% during the three months ended September 30, 2015 to 11.4% for the three months ended September 30, 2016.

Goodwill impairment:

In the three months ended September 30, 2015, the Company recorded a $20.3 impairment of goodwill as a result of a significant and sustained drop in its share price and weak operating results driven by slower market conditions which triggered an interim goodwill impairment review in accordance with ASC 350 “Intangibles-Goodwill and Other”.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million which eliminated all goodwill from the balance sheet at September 30, 2015.

Interest expense and other financing costs:

Interest expense increased from $0.6 million for the three months ended September 30, 2015 to $0.9 million for the three months ended September 30, 2016. This increase is primarily due to higher interest rates incurred on our debt in 2016 when compared to 2015.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin which was 1.95% at September 30, 2015 and 3.78% and 4.28% for our Revolving Credit Facility and Term Loan, respectively, at September 30, 2016.

Deferred financing amortization was flat in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income tax provision:

As of September 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary (losses) income were 40.5% and 35.7%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on an estimated pre-tax loss for the year and did not reflect a benefit for the R&D credit as it was not approved as of September 30, 2015.

Including the effect of discrete items, our effective tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 35.8%, respectively,  and for the three months ended September 30, 2016 and 2015 were 36.0% and 35.9%, respectively.  The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

Net income:

For the third quarter of 2016, the Company recorded a net loss of $0.5 million, or $0.07 per diluted share, compared to a net loss of $17.0 million, or $2.41 per diluted share in the third quarter of 2015.  The net loss of $17.0 million in the prior year included after-tax, non-cash charges of $13.2 million, or $1.87 per diluted share for the write off of goodwill and a non-compete agreement and $2.3 million, or $.32 per diluted share, for the temporary idling of plant capacity, inventory write-downs, workforce reductions, and costs associated with the unauthorized product substitution by a vendor.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine months ended September 30,
(in thousands, except shipped ton information)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$89,070	74.0%	$113,980	76.5%	$(24,910)	(21.9)%
High-strength low alloy steel	10,939	9.1	13,270	8.9	(2,331)	(17.6)
Tool steel	12,710	10.6	13,133	8.8	(423)	(3.2)
High-temperature alloy steel	4,642	3.9	4,981	3.3	(339)	(6.8)
Conversion services and other sales	2,914	2.4	3,600	2.5	(686)	(19.1)

Total net sales	120,275	100.0	148,964	100.0	(28,689)	(19.3)
Cost of products sold	109,861	91.3	138,478	93.0	(28,617)	(20.7)

Gross margin	10,414	8.7	10,486	7.0	(72)	(0.7)
Selling and administrative expenses	12,933	10.8	14,873	10.0	(1,940)	(13.0)
Goodwill impairment	-	-	20,268	13.6	(20,268)	(100.0)

Operating loss	(2,519)	(2.1)	(24,655)	(16.6)	22,136	(89.8)
Interest expense	2,731	2.3	1,813	1.2	918	50.6
Deferred financing amortization	951	0.8	367	0.2	584	159.1
Other expense, net	210	0.2	88	0.1	122	138.6

Loss before income taxes	(6,411)	(5.4)	(26,923)	(18.1)	20,512	(76.2)
Benefit for income taxes	(2,649)	(2.2)	(9,647)	(6.5)	6,998	(72.5)

Net loss	$(3,762)	(3.2)%	$(17,276)	(11.6)%	$13,514	(78.2)

Tons shipped	23,789		26,423		(2,634)	(10.0)%

Sales dollars per shipped ton	$5,056		$5,638		$(582)	(10.3)%

Market Segment Information
	Nine months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$84,838	70.6%	$101,957	68.4%	$(17,119)	(16.8)%
Original equipment manufacturers	12,283	10.2	17,268	11.6	(4,985)	(28.9)
Rerollers	9,356	7.8	13,687	9.2	(4,331)	(31.6)
Forgers	10,884	9.0	12,452	8.4	(1,568)	(12.6)
Conversion services and other sales	2,914	2.4	3,600	2.4	(686)	(19.1)

Total net sales	$120,275	100.0%	$148,964	100.0%	$(28,689)	(19.3)%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$106,104	88.2%	$131,664	88.4%	$(25,560)	(19.4)%
Premium alloys (A)	11,257	9.4	13,700	9.2	(2,443)	(17.8)
Conversion services and other sales	2,914	2.4	3,600	2.4	(686)	(19.1)

Total net sales	$120,275	100.0%	$148,964	100.0%	$(28,689)	(19.3)%

End Market Information
	Nine months ended September 30,
(in thousands)	2016		2015

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$75,287	62.6%	$92,176	61.9%	$(16,889)	(18.3)%
Power generation	10,933	9.1	16,215	10.9	(5,282)	(32.6)
Oil & gas	9,245	7.7	12,996	8.7	(3,751)	(28.9)
Heavy equipment	13,276	11.0	13,024	8.7	252	1.9
General industrial, conversion services and other sales	11,534	9.6	14,553	9.8	(3,019)	(20.7)

Total net sales	$120,275	100.0%	$148,964	100.0%	$(28,689)	(19.3)%

Net sales:

Net sales for the nine months ended September 30, 2016 decreased $28.7 million, or 19.3%, as compared to the nine months ended September 30, 2015.  Consolidated shipments for the nine months ended September 30, 2016 decreased by 10.0% compared to the nine months ended September 30, 2015.  Sales dollars per shipped ton decreased by 10.3% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to lower product surcharges and product mix. Our product sales to all of our end markets, except heavy equipment, decreased as noted in the above table.  During the nine months ended September 30, 2016, sales of our premium alloy products decreased by $2.4 million, or 17.8%, when compared to the same period in 2015.  Our premium alloy sales increased from 9.2% of total sales for the nine months ended September 30, 2015 to 9.4% in the current period.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin was $10.4 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively.  Gross margin, as a percentage of sales, was 8.7% and 7.0% for the nine months ended September 30, 2016 and 2015, respectively.  The Company’s gross margin for the nine months ended September 30, 2015 included before-tax charges of $3.5 million associated with temporarily idling plant capacity, non-cash inventory write-downs, reducing our hourly and salary workforce and costs associated with the unauthorized substitution by a vendor of a critical part for the melting process.  Before including these pre-tax charges, the gross margin for the nine months ended September 30, 2015 was $14.0 million, or 9.4% of total sales.  The gross margin for the nine months ended September 30, 2016 was negatively impacted by the misalignment of customer surcharges and input commodity costs in the first half of 2016.

Selling, general and administrative expenses:

Our SG&A expenses decreased by $1.9 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to reduced spending resulting from cost savings initiatives initiated in the second half of 2015, reduced stock based compensation due to the vesting of restricted stock units in 2015, reduced stock option expense due to the lower recent stock prices and the elimination of the amortization of non-compete agreements which were fully expensed in 2015.   As a percentage of sales, our SG&A expenses increased to 10.8% for the nine months ended September 30, 2016, as compared to 10.0% during the nine months ended September 30, 2015.  The increase in SG&A as a percentage of sales is driven by the 19.3% reduction in sales for the nine months ended September 30, 2016 when compared to the same period in 2015, partially offset by lower SG&A spending.

Goodwill impairment:

In the nine months ended September 30, 2015, the Company recorded a $20.3 impairment of goodwill as a result of a significant and sustained drop in its share price and weak operating results driven by slower market conditions which triggered an interim goodwill impairment review in accordance with ASC 350 “Intangibles-Goodwill and Other”.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million which eliminated all goodwill from the balance sheet at September 30, 2015.

Interest expense and other financing costs:

Our interest expense increased by $0.9 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  This increase is primarily due to higher interest rates incurred on our debt in 2016 when compared to 2015.  Our interest rates are determined by a LIBOR-based rate plus an applicable margin which was 1.95% at September 30, 2015 and 3.78% and 4.28% for our Revolving Credit Facility and Term Loan, respectively, at September 30, 2016.

Deferred financing amortization increased by $0.6 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The increase is due to the write off of approximately $0.8 million of fees related to the prior credit facility due to entering into the new Credit Agreement on January 21, 2016.  The increase due to the write off is offset by lower amortization related to the deferred fees for the new Credit Agreement which are being amortized over five years.

Income tax (benefit) provision:

For the nine months ended September 30, 2016 and 2015, our estimated annual effective tax rates applied to ordinary (losses) income were 40.5% and 35.7%, respectively.  The estimated annual effective tax rate for 2016 reflects a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit which was made permanent in the fourth quarter of 2015 with the passage of the PATH Act.  The estimated annual effective tax rate for 2015 was based on an estimated pre-tax loss for the year and did not reflect a benefit for the R&D credit as it was not approved as of September 30, 2015.

Including the effect of discrete items, our effective tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 35.8%, respectively,  and for the three months ended September 30, 2016 and 2015 were 36.0% and 35.9%, respectively.  The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due to the inclusion of the R&D credit in the calculation of the full year estimated effective tax rate for 2016 as noted above.

Net income:

Our net loss was $3.8 million, or $0.52 per diluted share, for the nine months ended September 30, 2016 compared to a net loss of $17.3 million, or $2.45 per diluted share, for the nine months ended September 30, 2015. The net loss of $17.3 million in the prior year included after-tax, non-cash charges of $13.2 million, or $1.87 per diluted share, for the write off of goodwill and a non-compete agreement and $2.3 million, or $.32 per diluted share, for the temporary idling of plant capacity, inventory write-downs, workforce reductions, and costs associated with the unauthorized product substitution by a vendor.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash provided by operating activities:

During the nine months ended September 30, 2016, we generated net cash from operating activities of $8.5 million.  Our net loss, adjusted for depreciation and amortization and other non-cash expenses, generated $8.8 million of cash.  We used $1.2 million of cash from managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  Our accounts payable increased $6.1 million due to increased operating activity which was offset by higher accounts receivable of $3.8 million due to higher sales in the third quarter of 2016 compared to the fourth quarter of 2015.  Net inventory increased by $3.4 million reflecting higher inventory quantities, partially offset by lower unit costs.  Income taxes contributed $0.3 million due to the refund of overpayments in the prior year.  All other operating activities contributed $0.6 million of cash in the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, we generated net cash from operating activities of $12.5 million.  Our net loss, adjusted for non-cash expenses, generated $9.0 million of cash.  Our managed working capital generated $5.8 million of cash in the nine months ended September 30, 2015 driven by reductions of accounts receivable of $5.9 million while decreases in inventory of $11.3 million were offset by decreases in accounts payable of $11.4 million due to lower operating activities. In addition, during the first nine months of 2015, the reduction of accrued employment costs of $2.2 million was primarily the result of the payout of 2014 variable incentive compensation and profit sharing.  Taxes used $0.2 million of cash and other operating activities contributed $0.2 million.

Net cash used in investing activities:

During the nine months ended September 30, 2016, we used $1.5 million in cash for investing activities.  We used $3.1 million for capital expenditures and we received $1.6 million from the sale of assets including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.

During the nine months ended September 30, 2015, we used $8.4 million for capital expenditures.

Net cash used in financing activities:

During the nine months ended September 30, 2016, our financing activities used $6.7 million in cash.  As a result of entering into the new Credit Agreement on January 21, 2016, the mix of our borrowings has changed.  Our net borrowings under revolving credit facilities decreased by $20.2 million and our net borrowings under our term credit facilities increased by $14.8 million.  We made prepayments of $1.0 million on our convertible notes in the first quarter of 2016.  We paid $0.8 million in deferred financing costs related to the new Credit Agreement.  In conjunction with the new Credit Agreement in the first quarter of 2016, we issued 73,207 shares of the Company’s common stock, for which the cash proceeds were $0.5 million, and purchases of shares through our Employee Stock Purchase Plan (ESPP) contributed $0.1 million.

During the nine months ended September 30, 2015, our financing activities used $3.9 million in cash. We made net payments of $2.0 million to reduce borrowings under our Credit Agreement and made payments of $2.3 million on our Term Loan.  We received $0.4 million cash from the exercise of stock options and the issuance of stock under our ESPP.

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

The following table reflects the average market values per pound for selected months during the last 9-month period:

	September	June	March	December
	2016	2016	2016	2015

Nickel	$4.62	$4.04	$3.95	$3.94
Chrome	$0.88	$0.92	$0.94	$1.01
Molybdenum	$7.11	$8.00	$5.37	$5.00
Carbon scrap	$0.09	$0.11	$0.08	$0.06

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

With respect to the Term Loan, the Company makes quarterly installment payments of principal of approximately $1.1 million, plus accrued and unpaid interest, on the first day of each fiscal quarter. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2016, which was 3.78% on our Revolving Credit Facility and 4.28% for the Term Loan at September 30, 2016.

The Credit Agreement contains customary affirmative and negative covenants.  The Company also must maintain certain levels of EBITDA as outlined in the Credit Agreement.  As of December 31, 2016 and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants at September 30, 2016 and December 31, 2015.

For the nine months ended September 30, 2016, we paid deferred financing fees of $0.8 million related to the Credit Agreement and wrote off $0.8 million of fees related to the previous credit agreement.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1,253,000 of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at September 30, 2016.

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

The Convertible Notes bore interest at a rate of 4.0% per year through and including August 17, 2016.  The Convertible Notes bear interest at a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

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

Item 4.CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2016 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2016

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)