Form 10-K
period 2016-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2017-02-22
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price of $10.90 per share on that date, was approximately $75,047,786.  For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers, are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 21, 2017, there were 7,508,154 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

i

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of Universal Stainless and Alloy Products, Inc. (“Universal,” the “Company,” “us,” “our,” or “we”), including, but not limited to, the statements contained in Item 1, “Business,” and Item 7, “Management's Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, and the effect of new accounting pronouncements.  We do not undertake any obligation to publicly update any forward-looking statements.

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

ITEM 1.	BUSINESS

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

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys.  Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.  For the years ended December 31, 2016, 2015 and 2014, more than 72% of our net sales were derived from stainless steel products.

We primarily manufacture our products within the following product lines and, generally, in response to customer orders:

Stainless Steel.  Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chrome and molybdenum that give it the unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to corrosion and heat.  Stainless steel is used, among other applications, in the aerospace, oil and gas, power generation and automotive industries, as well as in the manufacturing of equipment for food handling, health and medical, chemical processing and pollution control.

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

Tool Steel.  Tool steels contain elements of nickel, chrome and molybdenum to produce specific hardness characteristics that enable tool steels to form, cut, shape and shear other materials in the manufacturing process.  Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics.  Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

High-Temperature Alloy Steel.  These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have very high nickel content relative to other types of specialty steels.  High-temperature alloy steels are manufactured for use generally in the aerospace industry.

Our net sales by principal product line were as follows:

For the years ended December 31,	2016	2015	2014
(dollars in thousands)
Stainless steel	$112,118	$135,945	$159,799
High-strength low alloy steel	13,180	16,045	16,853
Tool steel	19,179	16,197	16,680
High-temperature alloy steel	6,057	7,557	6,295
Conversion services and other sales	3,900	4,916	5,933
Total net sales	$154,434	$180,660	$205,560

RAW MATERIALS

We depend on the delivery of key raw materials for our day-to-day operations.  These key raw materials are carbon and stainless scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum, and copper.  Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and processors.  We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and originate in the United States, Australia, Canada, China, Russia, South America and South Africa.

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

The cost of raw materials represents approximately 40% of the cost of products sold in 2016 and approximately half of the cost of products sold in 2015 and 2014.  Raw material costs can be impacted by significant price changes.  Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations.  Future raw material prices cannot be predicted with any degree of certainty.  We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

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

CUSTOMERS

Our five largest customers in the aggregate accounted for approximately 42% of our net sales for the years ended December 31, 2016 and 2015, and 46% of our net sales for the year ended December 31, 2014.  Our largest customer in 2016, Reliance Steel & Aluminum Co., accounted for approximately 20%, 16% and 18% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively.  No other customer accounted for more than 10% of our net sales for the years ended December 31, 2016, 2015 and 2014.  International sales approximated 9%, 9% and 7% of 2016, 2015 and 2014 total net sales, respectively.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2016 was approximately $43.8 million compared to approximately $38.2 million at December 31, 2015.  We believe that this 14.5% increase in our backlog is largely a result of increased demand for our products due to improved business conditions in 2016 and an improved market outlook in 2017.  Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue.  However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

EMPLOYEE RELATIONS

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business.  We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders.  At December 31, 2016, 2015 and 2014, we had 645, 634, and 714 employees, respectively, of which 508, 449, and 501, respectively, were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville, Dunkirk and North Jackson facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment.  On March 4, 2016, the USW was certified as the exclusive bargaining representative for the hourly employees of our North Jackson facility.  The Company and the USW are currently negotiating the initial collective bargaining agreement for the North Jackson hourly employees.  The following collective bargaining agreements are currently in place:

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period.  The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2016, we have issued 195,904 shares of common stock since the Plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 22, 2017, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position

Dennis M. Oates (64)	2008	Chairman, President and Chief Executive Officer

Larry J. Pollock (52)	2015	Executive Vice President, Chief Manufacturing Officer

Christopher M. Zimmer (43)	2010	Executive Vice President and Chief Commercial Officer

Paul A. McGrath (65)	1996	Vice President of Administration, General Counsel and Secretary

Graham McIntosh, Ph.D. (54)	2015	Vice President and Chief Technology Officer

Ross C. Wilkin (46)	2015	Vice President of Finance, Chief Financial Officer and Treasurer

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

Graham McIntosh, Ph.D. has been Vice President and Chief Technology Officer since November 2013.  Dr. McIntosh previously served as Director of Global Technology Initiatives for Carpenter Technology Corporation where he joined in 2008.  Dr. McIntosh also served as Vice President of Technology and Director of Quality for Firth Rixson Viking from 2001 to 2008, and also held several management and technical positions at Wyman-Gordon Livingston from 1987-2001, where he began his career.

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

ITEM 1A.	RISK FACTORS

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

Our five largest customers in the aggregate accounted for approximately 42% of our net sales for the years ended December 31, 2016 and 2015, and 46% of our net sales for the year ended December 31, 2014.  The accounts receivable balance from these five customers comprised approximately 32% of total accounts receivable at December 31, 2016.  An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

Our business is very competitive, and increased competition could reduce our sales.

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

Approximately 60% of our sales and 44% of our tons shipped represented products sold to customers in the aerospace market in 2016.  The aerospace market is historically cyclical due to both external and internal market factors.  These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism.  The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.  While the aerospace industry is currently experiencing growth, a downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

We are dependent on the availability and price of raw materials.

We purchase carbon and stainless scrap metal and alloy additives, principally nickel, chrome, molybdenum, manganese and copper, for our melting operation.  A substantial portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions.  Those conditions might disrupt supplies or affect the prices of the raw materials.  We maintain sales price surcharges on certain of our products to help offset the impact of raw material price fluctuations.

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

The manufacturing of specialty steel is an energy-intensive process and requires the ready availability of substantial amounts of electricity and natural gas, for which we negotiate competitive supply agreements.  While we believe that our energy agreements allow us to compete effectively within the specialty steel industry, the potential for increased costs exists during periods of high demand or supply disruptions.  We have a sales price surcharge to help offset the cost fluctuations.

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

We depend on the continued service, availability and ability to attract skilled personnel, including members of our executive management team, other management positions, and metallurgists, along with maintenance and production positions.  Our inability to attract and retain such people may adversely impact our ability to fill existing roles and support growth.  Further, the loss of key personnel could adversely affect our ability to perform until suitable replacements can be found.

Our business may be harmed by strikes or work stoppages.

At December 31, 2016, we had 456 employees out of a total of 645 who were covered under collective bargaining agreements expiring at various dates in 2017 to 2020.  On March 4, 2016, the USW was certified as the exclusive bargaining representative for the hourly employees of our North Jackson facility.  The Company and the Union are currently negotiating the initial collective bargaining agreement for the North Jackson hourly employees.  There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

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

We have debt upon which we are required to make scheduled interest and principal payments, and we may incur additional debt in the future.  A significant portion of our debt bears interest at variable rates that may increase in the future.  Our ability to satisfy our debt obligations, and our ability to refinance any of our indebtedness in the future if we determine that doing so would be advisable, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected.  Our credit agreement, which provides for a $65.0 million senior secured revolving credit facility and a $30.0 million senior secured term loan facility, also requires us to comply with certain covenants.  A failure to comply with the covenants contained in the credit agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt.  As of December 31, 2016, we were in compliance with the covenants in our credit agreement.

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

Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.

We are a U.S. based company with customers and suppliers in foreign countries.  We import various raw materials used in our production processes and we export goods to our foreign customers.  The United States, the European Commission, countries in the EU and other countries where we do business have been considering changes in relevant tax, border tax,  accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

We own our North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres.  The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations.  Our obligations under our credit agreement, which is more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a first lien on our real property in North Jackson, Ohio.  Also, our obligations under the convertible notes, also more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a second lien on our North Jackson, Ohio real property.

We own our Dunkirk, New York facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres.  The Dunkirk facility processes semi-finished billet and bar stock through one or more of its five rolling mills, a high temperature annealing facility and/or a round or shape bar finishing facility.

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

At December 31, 2016, a total of 7,508,154 shares of common stock, par value $0.001 per share, were issued and held by approximately 112 holders of record.  There were 292,855 shares of the issued common stock held in treasury at December 31, 2016.

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

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market under the symbol “USAP.”  The following table sets forth the range of high and low sales prices per share of our common stock, for the periods indicated below:

	2016		2015
	High	Low	High	Low
First quarter	$11.97	$6.10	$28.41	$19.03
Second quarter	$13.65	$9.13	$27.11	$17.76
Third quarter	$12.00	$9.47	$19.82	$10.15
Fourth quarter	$15.37	$9.13	$13.59	$8.01

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by us.  The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated; Materion Corporation; Carpenter Technology Corporation; and Haynes International, Inc.  The graph assumes an investment of $100 on December 31, 2011 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization.  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2011	2012	2013	2014	2015	2016
Universal Stainless & Alloy Products, Inc.	$100.00	$98.42	$96.52	$67.32	$24.87	$36.16
Peer Group	$100.00	$79.66	$95.55	$88.28	$45.06	$59.58
NASDAQ Composite Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89

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

DIVIDENDS

We have never paid a cash dividend on our common stock.  Our credit agreement does not permit the payment of cash dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2016	2015	2014	2013	2012
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$154,434	$180,660	$205,560	$180,768	$250,990
Goodwill impairment	$-	$20,268	$-	$-	$-
Operating (loss) income	$(3,969)	$(30,079)	$10,900	$(4,005)	$23,403
Net (loss) income	$(5,347)	$(20,672)	$4,050	$(4,062)	$14,617
Financial position at year-end:
Cash	$75	$112	$142	$307	$321
Working capital	$84,397	$85,006	$98,069	$86,512	$106,607
Property, plant and equipment, net	$182,398	$193,505	$199,795	$203,590	$206,150
Total assets [1]	$296,045	$297,302	$353,489	$332,853	$351,601
Long-term debt[1]	$67,998	$72,884	$82,490	$84,767	$103,884
Stockholders’ equity	$181,220	$184,977	$203,630	$196,458	$197,713
Common share data:
Net (loss) income per common share - Basic	$(0.74)	$(2.92)	$0.58	$(0.58)	$2.13
Net (loss) income per common share - Diluted	$(0.74)	$(2.92)	$0.57	$(0.58)	$2.02

[1]

Total assets and Long-term debt, for prior periods, have been adjusted to reflect the reclassification of deferred financing costs from Other long-term assets to a reduction of debt to be consistent with the current period presentation due to the adoption of ASC 2015-3, “Simplifying the Presentation of Debt Issuance Costs”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Universal Stainless & Alloy Products, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”).  This MD&A should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risk and uncertainties described under Item 1A “Risk Factors,” of this Form 10-K.  These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  Unless otherwise specified, any reference to a “year” is to the year ended December 31.

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

In the second half of 2016, we started to see improvements in our end markets.  However, for full year 2016, all of our end markets were down, compared with full year 2015, except for heavy equipment.  Lower surcharges negatively impacted all of our end markets.  Aerospace was down in 2016 due to supply chain destocking, and oil and gas was down due to the low price of oil, resulting in lower rig counts.  Our overall net sales were $154.4 million, a decline of $26.2 million, or 14.5%, compared to 2015.  Sales in the first half of 2016 were down 23.6%, compared with the first half of 2015, while sales in the second half of 2016 were down only 1.7%, compared with the second half of 2015, as commodity prices and demand stabilized during 2016. Backlog at the end of 2016, before surcharges, was $43.8 million, an increase of approximately 14.5% compared to a backlog of $38.2 million at the end of 2015. In 2016, we received  28 new customer approvals that are critical to our focus on the aerospace, oil & gas and power generation end markets.  In addition, we added five new products in 2016, with an additional 11 new products in the development process at the end of 2016.  New product introductions are essential to move to a higher value product mix.  We continue to work on gaining other customer approvals to add more products, with a focus on high value nickel alloy products.

For 2016, our gross margin was 8.8% of net sales, improved from 5.3% of net sales in 2015.  Despite gross margin in the first half of 2016 being negatively impacted by continued misalignment of customer surcharges and melt costs, full year 2016 reflects significant improvement, compared with full year 2015.  Operational productivity enhancements, combined with improved alignment of customer surcharges and melt cost over the course of 2016, drove the gross margin improvement.  The second half of 2015 included charges of $4.7 million due to reduced mill activity, employee severances and non-cash inventory write downs and $0.9 million related to losses incurred from a supplier error.   In the fourth quarter of 2016, gross margin was $3.1 million, or 9.1% of sales, compared to a negative gross margin of $0.9 million, or negative 2.8% of sales, in the fourth quarter of 2015.

Selling, general and administrative (“SG&A”) expenses decreased by $1.9 million in 2016, compared to 2015.   The decrease in SG&A was driven by spending reductions across most categories of SG&A due to lower employee costs, contract negotiations with suppliers, and reduced spending levels.  In addition, in 2015 we incurred $0.5 million for the exit of a non-compete contract and employee severances.  These savings in SG&A were partially offset by $0.5 million additional variable compensation expense in 2016 compared to 2015.

Overall, our operating loss in 2016 was $4.0 million, compared to an operating loss of $30.1 million in 2015.  The 2015 operating loss included a $20.3 million charge for the impairment of goodwill.

During 2016, we generated $8.4 million cash from operating activities, and incurred $4.4 million of capital spending which was partially offset by proceeds of $1.6 million received for asset sales.  Financing activities used $5.6 million primarily for net debt payments.  Total debt was reduced by $3.6 million as the net payments of debt under our credit facilities and convertible notes was partially offset by $2.0 million of additional debt from capital leases.

The overall demand environment is improving as we enter 2017 with service centers, forgers and re-rollers all signaling improved outlooks now that the pressure for our customers to reduce year-end inventories has passed.  Despite customer destocking in aerospace and customer deferrals of deliveries into 2017 impacting us negatively in the fourth quarter of 2016, we remain optimistic about near and long-term aerospace end market growth given the multi-year backlog in airplane deliveries and sustained growth in passenger and air freight traffic.  In addition, we are optimistic about our other end markets as we expect strong automotive production and see stabilization of the oil and gas end market as we enter 2017.

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

Results of Operations

2016 Results as Compared to 2015

For the years ended December 31,	2016		2015
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$112,118	72.7%	$135,945	75.2%	$(23,827)	(17.5)%
High-strength low alloy steel	13,180	8.5	16,045	8.9	(2,865)	(17.9)
Tool steel	19,179	12.4	16,197	9.0	2,982	18.4
High-temperature alloy steel	6,057	3.9	7,557	4.2	(1,500)	(19.8)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	154,434	100.0	180,660	100.0	(26,226)	(14.5)
Cost of products sold	140,921	91.2	171,065	94.7	(30,144)	(17.6)
Gross margin	13,513	8.8	9,595	5.3	3,918	40.8
Selling, general and administrative expenses	17,482	11.3	19,406	10.7	(1,924)	(9.9)
Goodwill impairment	-	-	20,268	11.2	(20,268)	(100.0)
Operating loss	(3,969)	(2.5)	(30,079)	(16.6)	26,110	86.8
Interest expense	3,659	2.4	2,324	1.3	1,335	57.4
Deferred financing amortization	1,015	0.7	566	0.3	449	79.3
Other expense (income)	230	0.1	(153)	(0.1)	383	250.3
Loss before income taxes	(8,873)	(5.7)	(32,816)	(18.1)	23,943	73.0
Benefit from income taxes	(3,526)	(2.3)	(12,144)	(6.7)	8,618	71.0
Net loss	$(5,347)	(3.4)%	$(20,672)	(11.4)%	$15,325	74.1%
Tons shipped	31,372		32,388		(1,016)	(3.1)%
Sales dollars per shipped ton	$4,923		$5,578		$(655)	(11.7)%

Market Segment Information:

For the years ended December 31,	2016		2015
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$108,582	70.3%	$121,090	67.0%	$(12,508)	(10.3)%
Forgers	13,441	8.7	15,143	8.4	(1,702)	(11.2)
Rerollers	12,481	8.1	17,848	9.9	(5,367)	(30.1)
Original equipment manufacturers	16,030	10.4	21,663	12.0	(5,633)	(26.0)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	$154,434	100.0%	$180,660	100.0%	$(26,226)	(14.5)%

Melt Type Information:

For the years ended December 31,	2016		2015
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$136,178	88.2%	$158,145	87.6%	$(21,967)	(13.9)%
Premium alloys	14,356	9.3	17,599	9.7	(3,243)	(18.4)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	$154,434	100.0%	$180,660	100.0%	$(26,226)	(14.5)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2016		2015
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$91,979	59.6%	$108,791	60.2%	$(16,812)	(15.5)%
Power generation	14,175	9.2	19,212	10.6	(5,037)	(26.2)
Oil and gas	12,392	8.0	17,094	9.5	(4,702)	(27.5)
Heavy equipment	20,109	13.0	15,961	8.8	4,148	26.0
General industrial, conversion services and other sales	15,779	10.2	19,602	10.9	(3,823)	(19.5)
Total net sales	$154,434	100.0%	$180,660	100.0%	$(26,226)	(14.5)%

Net sales:

Net sales for the year ended December 31, 2016 decreased $26.2 million, or 14.5%, as compared to the same period in 2015.  The decrease in our sales primarily reflects a 3.1% decrease in consolidated tons shipped in 2016, compared to 2015, as demand for our products decreased as a result of declining market conditions in the second half of 2015 and 2016.  In addition, an 11.7% decline in sales dollars per ton was primarily due to lower commodity driven surcharges and product mix. Our product sales to all of our end markets, except heavy equipment, decreased as noted in the above table.  Our sales to the heavy equipment end market increased by $4.1 million, or 26%, in 2016, compared to 2015, primarily due to increased tool steel plate sales in the second half of 2016.  Our premium alloy sales were $14.4 million, or 9.3% of total sales, for the year ended December 31, 2016, compared to $17.6 million, or 9.7% of total sales, for the year ended December 31, 2015.

Gross margin:

Our gross margin, as a percentage of net sales, increased to 8.8% in 2016 from 5.3% for 2015.  The increase in gross margin is the result of the benefit of operational productivity enhancements, combined with significant improvement in the alignment of customer surcharges and commodity input costs.   In the year ended December 31, 2015, the Company also incurred approximately $4.7 million of costs, in response to the sharp industry downturn including costs to temporarily idle plants, non-cash inventory write downs, and costs for reducing the hourly and salary workforce and approximately $0.9 million of costs associated with the unauthorized substitution by a vendor of a critical supply part for the melting process.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  Our SG&A expenses decreased by $1.9 million in the year ended December 31, 2016 as compared to the year ended December 31, 2015.   This decrease in SG&A was driven by spending reductions across most categories of SG&A due to lower employee costs, contract negotiations with suppliers and reduced spending levels.  In addition, in 2015 we incurred $0.5 million for the exit of a non-compete contract and employee severances.  These savings in SG&A were partially offset by $0.5 million additional variable compensation in 2016, compared to 2015.

Goodwill impairment:

We recorded a goodwill impairment in the third quarter of 2015.  Due to a significant and sustained drop in our share price and continued weak operating results driven by slower market conditions, the Company determined that an interim goodwill impairment review was required in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”.  This impairment eliminated all goodwill from the consolidated balance sheet as of December 31, 2015.

Interest expense and deferred financing amortization:

Our interest costs on our debt increased to $3.7 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015.  This increase is primarily due to higher interest rates incurred on our debt in 2016, as compared to 2015, partially offset by lower debt balances in 2016.  The interest rate on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain ratios.  Our deferred financing costs are associated with our credit facility and convertible notes.  Our deferred financing costs increased to $1.0 million from $0.6 million for the years ended December 31, 2016 and 2015, respectively.  The increase in deferred financing costs is due to the write off of $0.8 million of deferred financing costs associated with our prior credit agreement when we entered into our new credit agreement in January 2016, partially offset by decreased amortization of deferred financing costs from our new credit agreement.

Other expense (income):

Other expense was approximately $0.2 million in 2016 compared to approximately $0.2 million of income for the same period of 2015.  This is due to an insurance recovery of approximately $0.2 million received in 2015 and foreign currency losses in 2016.

Income tax (benefit):

Our effective tax rates for the years ended December 31, 2016 and 2015 were 39.7% and 37.0%, respectively. Our overall effective tax rate for the year ended December 31, 2016, which reflects a pre-tax loss, also includes approximately $0.4 million of current and prior year research and development (“R&D”) tax credits.

Net (loss) income:

We incurred a net loss of $5.3 million for the year ended December 31, 2016 compared to a net loss of $20.7 million for the year ended December 31, 2015.

2015 Results as Compared to 2014

For the years ended December 31,	2015		2014
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$135,945	75.2%	$159,799	77.7%	$(23,854)	(14.9)%
High-strength low alloy steel	16,045	8.9	16,853	8.2	(808)	(4.8)
Tool steel	16,197	9.0	16,680	8.1	(483)	(2.9)
High-temperature alloy steel	7,557	4.2	6,295	3.1	1,262	20.0
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)
Total net sales	180,660	100.0	205,560	100.0	(24,900)	(12.1)
Cost of products sold	171,065	94.7	173,538	84.4	(2,473)	(1.4)
Gross margin	9,595	5.3	32,022	15.6	(22,427)	(70.0)
Selling, general and administrative expenses	19,406	10.7	21,122	10.3	(1,716)	(8.1)
Goodwill impairment	20,268	11.2	-	-	20,268	100.0

Operating (loss) income	(30,079)	(16.6)	10,900	5.3	(40,979)	(376.0)
Interest expense	2,324	1.3	3,035	1.5	(711)	(23.4)
Deferred financing amortization	566	0.3	644	0.3	(78)	(12.1)
Other (income) expense	(153)	(0.1)	22	-	(175)	(795.5)
(Loss) income before income taxes	(32,816)	(18.1)	7,199	3.5	(40,015)	(555.8)
(Benefit) provision for income taxes	(12,144)	(6.7)	3,149	1.5	(15,293)	(485.6)
Net (loss) income	$(20,672)	(11.4)%	$4,050	2.0%	$(24,722)	(610.4)%
Tons shipped	32,388		38,869		(6,481)	(16.7)%
Sales dollars per shipped ton	$5,578		$5,289		$289	5.5%

Market Segment Information:

For the years ended December 31,	2015		2014
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$121,090	67.0%	$137,298	66.8%	$(16,208)	(11.8)%
Forgers	15,143	8.4	24,918	12.1	(9,775)	(39.2)
Rerollers	17,848	9.9	21,129	10.3	(3,281)	(15.5)
Original equipment manufacturers	21,663	12.0	16,282	7.9	5,381	33.0
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)
Total net sales	$180,660	100.0%	$205,560	100.0%	$(24,900)	(12.1)%

Melt Type Information:

For the years ended December 31,	2015		2014
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$158,145	87.6%	$185,811	90.4%	$(27,666)	(14.9)%
Premium alloys	17,599	9.7	13,816	6.7	3,783	27.4
Conversion services and other sales	4,916	2.7	5,933	2.9	(1,017)	(17.1)
Total net sales	$180,660	100.0%	$205,560	100.0%	$(24,900)	(12.1)%

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

Net sales:

Net sales for the year ended December 31, 2015 decreased $24.9 million, or 12.1%, as compared to the same period in 2014.  The decrease in our sales primarily reflects a 16.7% decrease in consolidated tons shipped in 2015, compared to 2014, as demand for our products decreased as a result of declining market conditions in 2015 including customer destocking, declines in the oil and gas end market, and lower commodity driven surcharges. Although sales dollars and tons shipped decreased in 2015, compared to 2014, sales dollars per shipped ton increased by 5.5% primarily a result of more favorable product mix of our higher value-added products.  Our product sales to all of our end markets decreased as noted in the above table.  During the year ended December 31, 2015, we recognized a $3.8 million, or a 27.4%, increase in premium alloy sales when compared to 2014.  It is a primary focus of ours to ship higher value-added products.  Overall, our premium alloy sales, which are sold primarily to the aerospace end market increased from 6.7% of total sales for the year ended December 31, 2014, to 9.7% of total sales during the year ended December 31, 2015.

Gross margin:

Our gross margin, as a percentage of net sales, decreased to 5.3%, in 2015, from 15.6% for 2014.  The decrease in gross margin is largely the result of the misalignment of sales surcharges, declining commodity prices, and lower sales volumes.  The Company also incurred approximately $4.7 million of costs, in the second half of 2015, in response to the sharp industry downturn including costs to temporarily idle plants, non-cash inventory write downs, and costs for reducing the hourly and salary workforce.  In addition, the Company incurred approximately $0.9 million of costs associated with the unauthorized substitution by a vendor of a critical supply part for the melting process.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  Our SG&A expenses decreased by $1.7 million in the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to decreased expenses of $2.0 million related to our variable incentive compensation plan as the result of our decreased profitability in 2015 as compared to 2014.  In addition, we incurred approximately $0.2 million of severance costs for reductions in the salary workforce and a non-cash write off of $0.3 million for the exit of a non-compete contract.  The Company implemented cost savings programs in the second half of the year including headcount reductions, unpaid leave, negotiating savings on existing contracts with suppliers and service providers and reducing spending on SG&A.

Goodwill impairment:

We recorded a goodwill impairment in the third quarter of 2015.  Due to a significant and sustained drop in our share price and continued weak operating results driven by slower market conditions, the Company determined that an interim goodwill impairment review was required in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”.  Based on the guidance in ASC 350, the Company performed the two-step quantitative analysis.  Under the first step, the Company determined that the carrying value exceeded the fair value of the Company and, therefore, the second step of the analysis was performed.  The fair value was estimated using a combination of an income approach, which estimates fair value based on projected discounted cash flows and a market approach, which estimates fair value using the recent stock price of the Company.  The income approach is supported by a Level 3 fair value measurement, which means that the valuation reflects the Company’s own estimates of market participant assumptions.  The market approach is supported by a Level 1 fair value measurement which is the observable stock price of the Company.  The income approach was weighted 30%, and the market approach was weighted 70% in determining the fair value.  This assessment resulted in the recognition of a non-cash goodwill impairment charge of $20.3 million, which eliminated all goodwill from the balance sheet at September 30, 2015.  The after-tax impact of this charge was $13.1 million.  As a result of the step two analysis no other assets were deemed to be impaired at September 30, 2015.  The Company reviewed long-lived assets for impairment at December 31, 2015, and no impairment was noted.

Interest expense and deferred financing amortization:

Our interest costs on our debt in 2015 decreased to $2.3 million from $3.0 million for the same period of 2014.  This decrease is primarily due to lower interest rates incurred on our debt in 2015, as compared to 2014, as well as lower debt balances in 2015.  The interest rate on our variable rate debt was determined by a LIBOR-based rate plus an applicable margin based upon achieving certain covenant levels.  Our deferred financing costs are associated with the issuance and subsequent amendments to our credit facility and convertible notes.  During the years ended December 31, 2015 and 2014, we recognized $0.6 million and $0.6 million, respectively, of deferred financing amortization.

Other income:

Other (income) expense increased to approximately $0.2 million of income in 2015, an increase of approximately $0.2 million from the same period of 2014.  The increase is due to an insurance recovery of $0.2 million.

Income tax (benefit) provision:

Our effective tax rates for the years ended December 31, 2015 and 2014 were 37.0% and 43.7%, respectively. Our overall effective tax rate for the year ended December 31, 2015, which reflects a pre-tax loss, also includes approximately $0.5 million of current and prior year R&D tax credits.  The effective tax rate in 2014 was negatively impacted by net tax expenses of $0.6 million due to a change in the New York state tax rate to zero percent (0%) for qualified New York manufacturers.

Net income:

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

Net cash provided by operating activities:

During 2016, we generated net cash from operating activities of $8.4 million.  Our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, used $3.8 million of cash from operations.  Inventories increased by $9.2 million primarily due to increased demand, accounts receivable increased by $1.8 million due to increased sales in the fourth quarter of 2016, compared to the fourth quarter of 2015, and accounts payable increased by $7.1 million due to increased activity levels in the fourth quarter of 2016, compared to the fourth quarter of 2015.  Net income adjusted for non-cash expenses generated $11.5 million and all other operating activities generated $0.7 million of cash in 2016.

During 2015, we generated net cash from operating activities of $19.2 million.  Our managed working capital contributed $14.3 million of cash from operations. Net income, adjusted for non-cash expenses, generated approximately $8.0 million of cash, in 2015, which was partially offset by reductions in other accruals, primarily from the payout of 2014 variable incentive compensation in 2015.  The decrease in managed working capital was driven by efforts to reduce inventory levels as well as reductions in receivables due to reduced sales compared to the same period in 2014.

Net cash used in investing activities:

During 2016, our capital spending, which is primarily discretionary in nature, was $4.4 million, compared to $9.6 million in 2015.  We received $1.6 million from the sale of assets, including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.  In 2015, we received proceeds of approximately $0.2 million from an insurance recovery related to a casualty loss of manufacturing equipment.

Net cash used in financing activities:

During 2016, we used $5.6 million in cash from financing activities.  We paid down $5.5 million in debt, incurred $0.8 million of deferred financing costs associated with our new credit facility, and received $0.7 million in proceeds from the issuance of common stock.

During 2015, we used $9.9 million in cash from our financing activities.  We paid down $9.7 million of debt and incurred approximately $0.6 million of deferred financing fees, which was partially offset by proceeds from the issuance of stock from the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the years ended December 31, 2016, 2015 and 2014 was as follows:

For the years ended December 31,	2016	2015	2014
Nickel	$4.35	$5.37	$7.65
Chrome	$0.95	$1.08	$1.14
Molybdenum	$6.54	$6.85	$11.72
Carbon scrap	$0.10	$0.10	$0.18

Sources: Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by CRU; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations.  The average cost of nickel, which has a major impact on surcharges, has dropped to $4.35 in 2016 and had a negative impact on our gross margin in 2016.  The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.

Capital Resources Including Off-Balance Sheet Arrangements.

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment, or material related-party transaction arrangements.

Credit Facility

On January 21, 2016, we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving Credit Facility by $25.0 million prior to January 21, 2020.  The Credit Agreement replaced the previous credit agreement that was in place prior to January 21, 2016.  The Company was in compliance with all applicable financial covenants set forth in the previous credit agreement as of the date of its entrance into the Credit Agreement.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin, or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the twelve months ended December 31, 2016, which was 3.87% on our Revolving Credit Facility and 4.37% for the Term Loan at December 31, 2016.

The Credit Agreement contains customary affirmative and negative covenants.  As of December 31, 2016, and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at December 31, 2016 and under our previous credit agreement at December 31, 2015.

At December 31, 2016, we had deferred financing costs of approximately $1.0 million.  For the twelve months ended December 30, 2016, we paid deferred financing costs of $0.8 million related to the Credit Agreement, wrote off $0.8 million of fees related to the previous credit agreement and amortized $0.2 million of deferred financing costs.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1.3 million of deferred debt issuance costs from other long-term assets to Long-term debt to be consistent with the presentation at December 31, 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $0.5 million based on the average of the high and low reported trading prices for the Company’s common stock on The NASDAQ Stock Market on February 1, 2016.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Convertible Notes (collectively, the “Convertible Notes”) in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Convertible Notes amended and restated the Notes. The Company’s obligations under the Convertible Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Convertible Notes mature on March 17, 2019, and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Convertible Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required on March 17, 2019.  If the Company elects to extend the maturity date of the Convertible Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required on March 17, 2020.

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

Share-Based Activity.  We issued 30,754, 33,175, and 60,880 shares of our common stock during the years ended December 31, 2016,  2015 and 2014, respectively, through our two share-based compensation plans.  In addition, in 2016 we issued 73,207 shares of the Company’s common stock to certain directors and officers of the Company, pursuant to the terms of the Credit Agreement.  In 2016, there were no stock options exercised under the Omnibus Incentive Plan (“OIP”).  In 2015, 17,500 stock options issued under the OIP were exercised for an aggregate exercise price of $0.3 million.  In 2014, 49,500 stock options issued under the OIP were exercised for an aggregate exercise price of $0.8 million.  The remaining shares were issued to participants in the Employee Stock Purchase Plan. Additionally, during the year ended December 31, 2016, we granted 95,000 restricted stock units to certain employees.

Contractual Obligations.

At December 31, 2016, we had the following contractual principal, interest and purchase obligations:

	Payments due by period
		Less than	1-3	3-5
(dollars in thousands)	Total	1 year	years	years
Long-term debt (A)	$83,683	$7,837	$33,459	$42,387
Purchase obligations - other (B)	6,830	5,180	1,584	66
Purchase obligations - capital expenditures (B)	702	702	-	-
Total contractual obligations	$91,215	$13,719	$35,043	$42,453

(A)

Amounts include interest expense, which was estimated based upon the December 31, 2016 interest rate for our debt and assumes that debt will not be repaid until its maturity.  The 1-3 years period includes the maturity of $19.0 million of Convertible Notes in 2019 which, at the discretion of the Company, may be extended until 2020 or 2021.

(B)	Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments and operating leases.

CONTINGENT ITEMS

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2016.

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

In addition, management regularly monitors the ability to collect its unpaid sales invoices and the valuation of its receivables.  The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations.   PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was deemed necessary as of December 31, 2016, 2015 and 2014.

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

New Accounting Pronouncements

See information under the heading “Note 1: Significant Accounting Policies” within “Notes to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

At December 31, 2016, we had $52.8 million of floating rate debt outstanding with an interest rate  between 3.87% and 6.0%.  Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense.  A hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our pre-tax results by $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in  Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income,  cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2016.  In addition, our audit included the consolidated financial statement schedule listed in the index at Item 15 (2) (Schedule II).  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement Schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.
Pittsburgh, Pennsylvania
February 22, 2017

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2016	2015	2014
(dollars in thousands, except per share information)
Net sales	$154,434	$180,660	$205,560
Cost of products sold	140,921	171,065	173,538
Gross margin	13,513	9,595	32,022
Selling, general and administrative expenses	17,482	19,406	21,122
Goodwill impairment	-	20,268	-
Operating (loss) income	(3,969)	(30,079)	10,900
Interest expense and other financing costs	4,674	2,890	3,679
Other (income) expense	230	(153)	22
(Loss) income before income taxes	(8,873)	(32,816)	7,199
(Benefit) provision for income taxes	(3,526)	(12,144)	3,149
Net (loss) income	$(5,347)	$(20,672)	$4,050
Basic	$(0.74)	$(2.92)	$0.58
Diluted	$(0.74)	$(2.92)	$0.57
Weighted average shares of common stock outstanding:
Basic	7,193,300	7,069,954	7,031,539
Diluted	7,193,300	7,069,954	7,116,431

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,	2016	2015	2014
(dollars in thousands)
Net (loss) income	$(5,347)	$(20,672)	$4,050
Other comprehensive income, net of tax:
Unrealized gain on foreign currency contracts , net of tax	21	-	-
Comprehensive (loss) income	$(5,326)	$(20,672)	$4,050

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015
(dollars in thousands)
ASSETS
Current assets:
Cash	$75	$112
Accounts receivable (less allowance for doubtful accounts of $309 and $249, respectively)	19,437	17,683
Inventory, net	91,342	83,373
Other current assets	2,729	2,584
Total current assets	113,583	103,752
Property, plant and equipment, net	182,398	193,505
Other long-term assets	64	45
Total assets	$296,045	$297,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,906	$11,850
Accrued employment costs	3,803	3,256
Current portion of long-term debt	4,579	3,000
Other current liabilities	898	640
Total current liabilities	29,186	18,746
Long-term debt	67,998	72,884
Deferred income taxes	17,629	20,666
Other long-term liabilities	12	29
Total liabilities	114,825	112,325
Commitments and contingencies (Note 10)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,508,154 and 7,404,193 shares issued, respectively	8	7
Additional paid-in capital	56,397	54,829
Other comprehensive income	21
Retained earnings	127,084	132,431
Treasury stock, at cost; 292,855 common shares held, respectively	(2,290)	(2,290)
Total stockholders’ equity	181,220	184,977
Total liabilities and stockholders’ equity	$296,045	$297,302

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2016	2015	2014
(dollars in thousands)
Operating Activities:
Net (loss) income	$(5,347)	$(20,672)	$4,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,533	18,608	17,476
Deferred income tax	(3,525)	(12,060)	2,935
Write-off of deferred financing costs	768	-	-
Share-based compensation expense, net	1,405	1,865	2,082
Net gain on asset disposals	(340)	-	-
Goodwill impairment	-	20,268	-
Changes in assets and liabilities:
Accounts receivable, net	(1,754)	11,374	(7,610)
Inventory, net	(9,155)	15,929	(20,075)
Accounts payable	7,096	(13,009)	10,721
Accrued employment costs	547	(2,755)	2,581
Income taxes	200	(248)	514
Other, net	(22)	(130)	215
Net cash provided by operating activities	8,406	19,170	12,889
Investing Activities:
Capital expenditures	(4,376)	(9,551)	(11,173)
Proceeds from sale of property, plant and equipment	1,571	-	-
Proceeds from insurance recovery	-	218	-
Net cash used in investing activities	(2,805)	(9,333)	(11,173)
Financing Activities:
Borrowings under revolving credit facility	241,152	73,515	103,785
Payments on revolving credit facility	(259,243)	(80,253)	(103,706)
Borrowings under term loan facility	30,000	-	-
Payments on term loan facility, capital leases, and convertible notes	(17,448)	(3,000)	(3,000)
Proceeds from the issuance of common stock	651	455	1,040
Payment of deferred financing costs	(750)	(584)	-
Net cash used in financing activities	(5,638)	(9,867)	(1,881)
Net decrease in cash	(37)	(30)	(165)
Cash at beginning of period	112	142	307
Cash at end of period	$75	$112	$142
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,451	$2,384	$3,046
Income taxes paid (refunded), net	$(201)	$165	$(318)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common		Additional			other
	shares	Common	paid-in	Retained	Treasury	comprehensive	Treasury
	outstanding	stock	capital	earnings	shares	income	stock
(dollars in thousands)
Balance at January 1, 2014	7,017,283	$7	$49,688	$149,053	292,855	$-	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,380	-	276	-	-	-	-
Exercise of stock options	49,500	-	764	-	-	-	-
Share-based compensation	-	-	2,082	-	-	-	-
Net Income	-	-	-	4,050	-	-	-
Balance at December 31, 2014	7,078,163	7	52,810	153,103	292,855	-	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	15,675	-	188	-	-	-	-
Exercise of stock options	17,500	-	267	-	-	-	-
Tax impact on RSUs vested and options exercised or forfeited	-	-	(301)	-	-	-
Share-based compensation	-	-	1,865	-	-	-	-
Net loss	-	-	-	(20,672)	-	-	-
Balance at December 31, 2015	7,111,338	7	54,829	132,431	292,855	-	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	17,268	-	151	-	-	-	-
Capital investment	73,207	1	500	-	-	-	-
Tax impact on RSUs vested and options exercised or forfeited	-	-	(488)			-
Share-based compensation	13,486	-	1,405	-	-	-	-
Net gain on derivative instruments	-	-	-	-	-	21
Net loss	-	-	-	(5,347)	-	-	-
Balance at December 31, 2016	7,215,299	$8	$56,397	$127,084	292,855	$21	$(2,290)

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or cash collateral.  During 2016, we had one customer which accounted for more than 20% of our total net sales and for 4% of our total accounts receivable balance.  During 2015, we had one customer that accounted for more than 16% of our total net sales and for 7% of our total accounts receivable balance.  During 2014, we had one customer that accounted for more than 18% of our total net sales and for 11% of our total accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 9%, 9% and 7% of 2016, 2015 and 2014 total net sales, respectively.  The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.  Receivables are charged-off to the allowance when they are deemed to be uncollectible.  Bad debt expense, net of recoveries for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.2 million and $0.0 million, respectively.

Inventories.  Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2016 was an increase of $0.5 million, primarily due to the aging of slow moving material. The net change in inventory reserves for the years ended December 31, 2015 and 2014 was a $0.1 million decrease and a $0.6 million decrease, respectively.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives.  During the years ended December 31, 2016, 2015 and 2014, we amortized these operating materials in the amount of $1.6 million, $1.8 million and $1.6 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost or its fair value at acquisition date.   No depreciation is recognized on assets until they are placed in service.  Assets which have been retired or disposed of are removed from cost and accumulated depreciation accounts, with the gain or loss generally reflected in cost of goods sold on the consolidated statements of operations.

Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a twelve to thirty-six month period.  Other maintenance costs are expensed as incurred.  Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2016, 2015 and 2014 was $15.7 million, $16.9 million and $16.5 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between five and 20 years.  Our total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $16.7 million, $15.8 million and $15.0 million, respectively, of which $16.3 million, $15.4 million and $14.6 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2016, 2015 and 2014.  Our intangible assets were fully amortized at December 31, 2015.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.6 million and $0.6 million, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.  In the first quarter of 2016, the Company wrote off $0.8 million of deferred financing costs related to the prior credit facility due to entering into the new Credit Agreement on January 21, 2016.  These costs are included as a component of interest expense and other financing costs on the consolidated statements of operations and are broken out separately on the consolidated statement of cash flows.  At December 31, 2016 and 2015, we had $1.0 million and $1.3 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

Goodwill.  Goodwill, which represents the excess of cost over net tangible and identifiable intangible assets of acquired businesses, is stated at fair value.  Goodwill is not amortized, but evaluated or tested annually for impairment or more frequently if any event indicates that the carrying amount of goodwill may be impaired.

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

The following table presents net sales by product line:

For the years ended December 31,	2016	2015	2014
(dollars in thousands)
Stainless steel	$112,118	$135,945	$159,799
High-strength low alloy steel	13,180	16,045	16,853
Tool steel	19,179	16,197	16,680
High-temperature alloy steel	6,057	7,557	6,295
Conversion services and other sales	3,900	4,916	5,933
Total net sales	$154,434	$180,660	$205,560

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2016, 2015 and 2014.

We use the with-and-without method to account for excess tax benefits recognized as a result of the exercise of employee stock options.  Under the with-and-without method, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us, which are also subject to applicable limitations.

Share-based Compensation Plans.  We recognize compensation expense based on the grant-date fair value of the awards.  The fair value of the stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model, and is recognized ratably over the service/vesting period of the award.  The fair value of time-based restricted stock grants and restricted stock units is calculated using the market value of the stock on the date of issuance, and is recognized ratably over the service/vesting period of the award.

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

Financial Instruments.  Financial instruments held by us include cash, accounts receivable, and accounts payable and current and long-term debt.  The carrying value of cash, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments.  Refer to Note 5 for fair value disclosures of our financial instruments.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform to the 2016 presentation.

Recently Adopted Accounting Pronouncement

In the first quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2015-3 “Simplifying the presentation of Debt Issuance Costs”. As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1.3 million of deferred debt issuance costs from other long-term assets to long-term debt to be consistent with the presentation at December 31, 2016.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital pools.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This guidance is effective for annual and interim reporting periods beginning after December 16, 2016 with early adoption permitted.  We are currently evaluating the impact of this guidance on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We have completed a preliminary evaluation of this guidance and we do not expect it to have a material impact on our financial statements.  We will continue our evaluation of this ASU through the date of adoption.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2016	2015
(dollars in thousands)
Raw materials and starting stock	$5,769	$6,235
Semi-finished and finished steel products	77,510	69,907
Operating materials	9,893	8,543
Gross inventory	93,172	84,685
Inventory reserves	(1,830)	(1,312)
Total inventory, net	$91,342	$83,373

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2016	2015
(dollars in thousands)
Land and land improvements	$7,377	$7,377
Buildings	49,445	47,712
Machinery and equipment	245,694	236,991
Construction in progress	3,610	8,580
Gross property, plant and equipment	306,126	300,660
Accumulated depreciation	(123,728)	(107,155)
Property, plant and equipment, net	$182,398	$193,505

Note 4: Long-Term Debt

Long-term debt consists of the following:

December 31,	2016	2015
(dollars in thousands)
Term loan	$26,273	$12,500
Revolving credit facility	26,546	44,350
Convertible notes	19,000	20,000
Capital leases	1,763	-
Swing loan credit facility	-	287
	73,582	77,137
Less: current portion of long-term debt	(4,579)	(3,000)
Less: deferred financing costs	(1,005)	(1,253)

Long-term debt	$67,998	$72,884

Credit Facility

On January 21, 2016, we entered into a new Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving

Credit Facility by $25.0 million prior to January 21, 2020.  The Credit Agreement replaced the previous credit agreement that was in place prior to January 21, 2016.  The Company was in compliance with all applicable financial covenants set forth in the previous credit agreement as of the date of its entrance into the Credit Agreement.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the twelve months ended December 31, 2016, which was 3.87% on our Revolving Credit Facility and 4.37% for the Term Loan at December 31, 2016.

The Credit Agreement contains customary affirmative and negative covenants.  As of December 31, 2016 and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at December 31, 2016 and under our previous credit agreement at December 31, 2015.

At December 31, 2016, we had deferred financing costs of approximately $1.0 million.  For the twelve months ended December 30, 2016, we paid deferred financing costs of $0.8 million related to the Credit Agreement, wrote off $0.8 million of fees related to the previous credit agreement and amortized $0.2 million of deferred financing costs.

We adopted ASU 2015-3 “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016.  As a result of this guidance, deferred debt issuance costs are recorded as a reduction of debt.  The December 31, 2015 balance sheet reflects the reclassification of $1.3 million of deferred debt issuance costs from Other long-term assets to Long-term debt to be consistent with the presentation at December 31, 2016.

Pursuant to the terms of the Credit Agreement, the Company completed the issuance of 73,207 shares of the Company’s common stock to certain directors and officers of the Company on February 2, 2016.  The aggregate purchase price of the stock was $0.5 million based on the average of the high and low reported trading prices for the Company’s common stock on The NASDAQ Stock Market on February 1, 2016.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2016, are as follows:

(dollars in thousands)
2017	$4,286
2018	4,286
2019	4,286
2020	4,286
2021	35,675
$52,819

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Convertible Notes (collectively, the “Convertible Notes”) in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Convertible Notes amended and restated the Notes. The Company’s obligations under the Convertible Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Convertible Notes mature on March 17, 2019, and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Convertible Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required on March 17, 2019.  If the Company elects to extend the maturity date of the Convertible Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required on March 17, 2020.

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

As of December 31, 2016, future minimum lease payments applicable to capital leases were as follows:

2017	473
2018	473
2019	473
2020	473
2021	375
Total minimum capital lease payments	$2,267
Less amounts representing interest	(504)
Present value of net minimum capital lease payments	$1,763
Less current obligation	(293)
Total long-term capital lease obligation	$1,470

There were no capital lease obligations at December 31, 2015.  For the twelve months ended December 31, 2016, amortization of capital lease assets was $0.3 million.  Capital lease amortization is included in cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2016 and 2015 due to their short-term nature (Level 1).  The fair value of the Term Loan, Revolver and swing loans at December 31, 2015 and 2014 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At December 31, 2016 and 2015, the fair value of our Notes was approximately $18.4 million and $19.2 million, respectively (Level 2).

Note 6:  Derivatives and Hedging

The Company invoices certain customers in foreign currencies.  In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, during 2016, the Company entered into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.  The notional value of these contracts at December 31, 2016 was $2.4 million and an unrealized gain of $21,000 was recorded in other comprehensive income at December 31, 2016.

Note 7: Income Taxes

The income tax provision (benefit) attributable to continuing operations during the years ended December 31, 2016, 2015 and 2014 is as follows:

Components of the provision (benefit) for income taxes are as follows:

For the years ended December 31,	2016	2015	2014
(dollars in thousands)
Current provision (benefit)
Federal	$8	$(105)	$312
State	5	56	298
Deferred (benefit) provision
Federal	(3,501)	(11,843)	1,941
State	(38)	(252)	598
(Benefit) provision for income taxes	$(3,526)	$(12,144)	$3,149

A reconciliation of the federal statutory tax rate and our effective tax rate is as follows:

For the years ended December 31,	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	4.9	1.6	(2.9)
Valuation allowance, state government grants, net of federal impact	-	-	8.2
State income taxes, net of federal impact	0.4	0.6	3.7
Other, net	(0.6)	(0.2)	(0.3)
Effective income tax rate	39.7%	37.0%	43.7%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2016	2015
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$22,533	$22,495
Inventory	649	1,196
Share-based compensation	3,506	3,545
Receivables	182	76
Accrued liabilities	689	299
Other	82	65
Total deferred tax assets	$27,641	$27,676
Deferred tax liabilities:
Property, plant and equipment	$44,498	$47,899
Other	772	443
Total deferred tax liabilities	$45,270	$48,342
Total noncurrent deferred income taxes	$17,629	$20,666

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $53.0 million and $54.2 million of net operating loss carryforwards at December 31, 2016 and 2015, respectively. The net operating loss carryforwards begin to expire in 2031.  In addition, we have credit carryforwards associated with our research and development activities of $2.7 million and $2.3 million as of December 31, 2016 and 2015, respectively.  The research and development credit carryforwards being to expire in 2030.  We also have $0.5 million in alternative minimum tax credit carryforwards for the years ended December 31, 2016 and 2015, respectively.  The alternative minimum tax credit carryforwards can be carried forward indefinitely.

We have state net operating loss carryforwards of $9.2  million and $9.0 million and state credit carryforwards of $0.3 million at December 31, 2016 and 2015, respectively.  The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2012.  We are subject to examination by most state tax jurisdictions for tax years after 2012.

Note 8: Net (Loss) Income Per Common Share

The computation of basic and diluted net (loss) income per common share for the years ended December 31, 2016, 2015 and 2014 is as follows:

For the years ended December 31,	2016	2015	2014
(dollars in thousands, except per share amounts)
Numerator:
Net (loss) income	$(5,347)	$(20,672)	$4,050
Adjustment for interest expense on convertible notes	-	-	-
Net (loss) income, as adjusted	$(5,347)	$(20,672)	$4,050
Denominator:
Weighted average number of shares of common stock outstanding	7,193,300	7,069,954	7,031,539
Weighted average effect of dilutive stock options and other stock compensation	-	-	84,892
Weighted average effect of assumed conversion of convertible notes	-	-	-
Weighted average number of shares of common stock outstanding, as adjusted	7,193,300	7,069,954	7,116,431
Net (loss) income per common share:
Basic	$(0.74)	$(2.92)	$0.58
Diluted	$(0.74)	$(2.92)	$0.57

An adjustment for interest expense on convertible notes was excluded from the income per share calculation for the years ended December 31, 2016, 2015 and 2014 as a result of the convertible notes being antidilutive.

There were 844,000, 635,200 and 440,300 options to purchase shares of common stock, at an average price of $27.13, $30.67 and $35.20 for the years ended December 31, 2016, 2015 and 2014, respectively, that were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted earnings per share for the year ended December 31, 2016 excludes 408,459 shares, and the years ended December 31, 2015 and 2014 excludes 428,140 shares, for the assumed conversion of convertible notes as a result of the convertible notes being antidilutive.  In addition, the calculation of diluted earnings per share for the year ended December 31, 2016 and 2015 would have included 6,575 and  21,774 shares, respectively,  for the assumed exercise of options and restricted stock units under our share incentive plans except that we were in a net loss position and the impact would have been antidilutive.

Note 9: Incentive Compensation Plans

At December 31, 2016, we had three incentive compensation plans that are described below:

Omnibus Incentive Plan

We maintain an Omnibus Incentive Plan (“OIP”) which was approved by our stockholders in May 2012.  The OIP permits the issuance of stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who are expected to contribute to our future growth and success.  An aggregate of 712,318 shares of common stock were authorized for issuance under the OIP, of which 162,657 were available for grant at December 31, 2016.

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

A summary of stock option activity as of and for the year ended December 31, 2016 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)

Outstanding at December 31, 2015	299,200	$10.40	841,750	$25.71
Stock options granted	140,100	5.85	140,100	11.18
Stock options exercised	-	-	-	-
Stock options vested	(99,775)	12.11	-	-
Stock options forfeited	(12,250)	7.30	(47,250)	24.05
Outstanding at December 31, 2016	327,275	$8.05	934,600	$23.62	5.9
Exercisable at December 31, 2016			607,325	$28.24	4.3

There were no stock option exercises in 2016.  Proceeds from stock option exercises totaled $0.3 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.  Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $13.51 at December 31, 2016, the aggregate intrinsic value of outstanding and exercisable stock options was $0.7 million and $0.1 million, respectively.  Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.  The aggregate intrinsic value of stock options exercised for the years ended December 31, 2015 and 2014 was $0.1 million and $0.8 million, respectively.  The total fair value of stock option awards vested during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.0 million and $1.7 million, respectively.

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

Share-based compensation expense related to stock options totaled $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards.  Unrecognized share-based compensation expense related to non-vested stock option awards totaled $2.3 million at December 31, 2016.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.7 years.  We recognized no tax benefit for the exercise of stock options during the years ended December 31, 2016, 2015 and 2014.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant.  We use the Black-Scholes option-pricing model.  Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $5.85, $6.99 and $14.39, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2016	2015	2014
Risk-free interest rate	1.42% to 2.39%	1.77% to 2.19%	1.79% to 2.13%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	51% to 53%	49% to 55%	49% to 57%
Weighted-average expected market price volatility	51.0%	52.6%	52.6%
Expected term	5.6 to 7.5 years	5.6 to 7.5 years	5.6 to 7.5 years

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

Restricted Stock and Restricted Stock Units

During the year ended December 31, 2012, we granted 35,000 time-based shares of restricted common stock to certain employees.  The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance, which was $35.26.  During the year ended December 31, 2013, 3,000 of these restricted shares were forfeited.

Share-based compensation expense related to restricted stock totaled $0.4 million, $0.3 million for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, all of the restricted shares had vested.

During the year ended December 31, 2016, we granted 95,000 time-based restricted stock units to certain employees.  The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance, which was $14.75.

As of December 31, 2016, total unrecognized compensation cost related to non-vested time-based restricted stock units was $1.4 million. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2016, we have issued 195,904 shares of common stock since the Plan’s inception.

Cash Incentive Plans

We have a variable compensation plan covering certain key executives and senior management and profit-sharing plans and a key performance plan that cover the remaining employees.  The variable compensation plan aligns the compensation of executive officers and senior management with the performance expectations of the Board of Directors in order to motivate and reward them for the achievement of Company performance metrics.  The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts at our Bridgeville, Dunkirk and Titusville facilities.  The key performance plan provides a cash incentive for achieving certain performance metrics at our North Jackson facility.  For the years ended December 31, 2016, 2015 and 2014, we expensed $1.5 million, $1.0 million and $4.4 million, respectively, under these cash incentive plans of which $0.4,million $0.4 million and $1.8 million, respectively, was included as a component of cost of products sold while the remainder was included in selling and administrative expense.  At December 31, 2016 and 2015, we had liabilities of $1.2 million and $0.6 million, respectively, as a component of accrued employment costs on our consolidated balance sheets related to these cash incentive plans.

Note 10: Retirement Plans

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2016	2015	implemented	2016	2015	2014	imposed
Trust	23-6648508 / 499	Green	Green	No	$681	$737	$758	No

The total expense of all retirement plans for the years ended December 31, 2016, 2015 and 2014 was $1.6 million in each period.  No other post-retirement benefit plans exist.

Note 11: Commitments and Contingencies

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2016, our total purchase obligations were $7.5 million, of which $5.9 million will be due in 2017.

Note 12: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2016 Data:
Net sales	$39,594	$41,030	$39,651	$34,159
Gross margin	$1,341	$4,339	$4,734	$3,099
Operating (loss) income	$(2,497)	$(252)	$230	$(1,450)
Benefit from income taxes	$(1,920)	$(437)	$(292)	$(877)
Net loss	$(2,440)	$(802)	$(520)	$(1,585)
Net loss per common share:
Basic	$(0.34)	$(0.11)	$(0.07)	$(0.22)
Diluted	$(0.34)	$(0.11)	$(0.07)	$(0.22)
2015 Data:
Net sales	$55,983	$49,610	$43,371	$31,696
Gross margin	$5,710	$5,186	$(410)	$(891)
Goodwill impairment	$-	$-	$20,268	$-
Operating income (loss)	$1,016	$225	$(25,896)	$(5,424)
Provision (benefit) for income taxes	$65	$(173)	$(9,539)	$(2,497)
Net income (loss)	$125	$(356)	$(17,045)	$(3,396)
Net income (loss) per common share:
Basic	$0.02	$(0.05)	$(2.41)	$(0.48)
Diluted	$0.02	$(0.05)	$(2.41)	$(0.48)

Net income (loss) per common share amounts for each quarter is required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

Note 13: Subsequent Events

None

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

During the last fiscal quarter of the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2016 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	934,600	$23.62	266,753

Equity compensation plans not approved by security holders	-	-	-

Total	934,600	$23.62	266,753

(A)	Includes 162,657 shares of common stock not issued under the Omnibus Incentive Plan and 104,096 available under the 1996 Employee Stock Purchase Plan, as amended.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2016, 2015 and 2014	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2016	$249	$163	$(103)	$309
Year ended December 31, 2015	17	239	(7)	249
Year ended December 31, 2014	84	18	(85)	17
Valuation allowance for deferred income taxes:
Year ended December 31, 2016	$1,582	$-	$(29)	$1,553
Year ended December 31, 2015	1,582	-	-	1,582
Year ended December 31, 2014	986	596	-	1,582

(A)	Represents write-off of bad debts net of recoveries

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Registration No. 33-85310.

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.3	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Convertible Note, dated January 21, 2016	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to Registration No. 33-85310.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.6	Employment Agreement dated August 4, 2015 between the Company and Larry J. Pollock	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.7	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.8	Employment Agreement dated August 5, 2015 between the Company and Ross C. Wilkin	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.9	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

EXHIBIT NUMBER	DESCRIPTION

10.10	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.11	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.12	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

10.14	Form of Stock Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on February 3, 2016.

10.15	Amendment to the Universal Stainless & Alloy Products, Inc. Employee Stock Purchase Plan, dated as of May 12, 2016.	Incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on May 13, 2016.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015 (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

* -	Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2017.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 22, 2017
Dennis M. Oates	Director (Principal Executive Officer)

/s/ Ross C. Wilkin	Vice President of Finance, Chief Financial Officer and	February 22, 2017
Ross C. Wilkin	Treasurer (Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 22, 2017
Christopher L. Ayers

/s/ Douglas M. Dunn	Director	February 22, 2017
Douglas M. Dunn

/s/ M. David Kornblatt	Director	February 22, 2017
M. David Kornblatt

/s/ Udi Toledano	Director	February 22, 2017
Udi Toledano