Form 10-Q
period 2017-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2017-04-26
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 21, 2017, there were 7,218,861 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Net sales	$48,875	$39,594
Cost of products sold	44,630	38,253

Gross margin	4,245	1,341
Selling, general and administrative expenses	4,729	3,838

Operating loss	(484)	(2,497)
Interest expense and other financing costs	1,003	1,810
Other (income) expense, net	(6)	53

Loss before income taxes	(1,481)	(4,360)
Benefit for income taxes	(262)	(1,920)

Net loss	$(1,219)	$(2,440)

Net loss per common share - Basic	$(0.17)	$(0.34)

Net loss per common share - Diluted	$(0.17)	$(0.34)

Weighted average shares of common stock outstanding
Basic	7,216,447	7,162,601
Diluted	7,216,447	7,162,601

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Net loss	$(1,219)	$(2,440)
Other Comprehensive income, net of tax
Unrealized loss on foreign currency contracts	(31)	-

Comprehensive loss	$(1,250)	$(2,440)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$214	$75
Accounts receivable (less allowance for doubtful accounts of $470 and $309, respectively)	25,960	19,437
Inventory, net	95,348	91,342
Other current assets	3,709	2,729

Total current assets	125,231	113,583

Property, plant and equipment, net	179,754	182,398
Other long-term assets	64	64

Total assets	$305,049	$296,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,118	$19,906
Accrued employment costs	2,432	3,803
Current portion of long-term debt	4,654	4,579
Other current liabilities	1,151	898

Total current liabilities	37,355	29,186

Long-term debt	69,845	67,998
Deferred income taxes	16,495	17,629
Other long-term liabilities	12	12

Total liabilities	123,707	114,825

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,511,716 and 7,508,154 shares issued, respectively	8	8
Additional paid-in capital	56,932	56,397
Other comprehensive (loss) income	(10)	21
Retained earnings	126,702	127,084
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	181,342	181,220

Total liabilities and stockholders’ equity	$305,049	$296,045

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Operating Activities:
Net loss	$(1,219)	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,717	4,506
Deferred income tax	(296)	(1,928)
Write off of deferred financing costs	-	768
Share-based compensation expense	534	405
Net gain on asset disposals	-	(389)
Changes in assets and liabilities:
Accounts receivable, net	(6,523)	(4,238)
Inventory, net	(4,499)	652
Accounts payable	9,423	5,438
Accrued employment costs	(1,371)	(1,005)
Income taxes	32	269
Other, net	(790)	(495)

Net cash provided by operating activities	8	1,543

Investing Activities:
Capital expenditures	(1,413)	(818)
Proceeds from sale of property, plant and equipment	-	1,571

Net cash (used in) provided by investing activities	(1,413)	753

Financing Activities:
Borrowings under revolving credit facility	71,863	71,323
Payments on revolving credit facility	(68,721)	(88,585)
Borrowings under term loan facility	-	30,000
Payments on term loan facility, capital leases, and convertible notes	(1,598)	(14,033)
Payments of deferred financing costs	-	(702)
Proceeds from the issuance of common stock	-	500

Net cash provided by (used in) financing activities	1,544	(1,497)

Net increase in cash	139	799
Cash at beginning of period	75	112

Cash at end of period	$214	$911

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Nature of Business and Basis of Presentation

Universal Stainless & Alloy Products, Inc., and its wholly-owned subsidiaries (“Universal”, “we”, “our” or the “Company”), manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment, and general industrial  manufacturing industries. We also perform conversion services on materials supplied by customers.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting”.  This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital (“APIC”) pools. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This ASU also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  As a result of the implementation of this guidance, we recorded an adjustment to retained earnings of $837,516 and a corresponding deferred tax asset for the cumulative effect of excess tax benefits that were not previously recognized.  We recorded $47,381 of tax expense as discrete items in the three months ended March 31, 2017 for the expiration of stock options.  This amount would have been recorded to APIC under the previous guidance.  We have elected to account for forfeitures as they occur.  This election has not had a material impact on our financial statements.

Effective January 1, 2017, we adopted the FASB ASU 2015-11, “Simplifying the Measurement of Inventory”.  This ASU simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be valued at the lower of cost and net realizable value.  The implementation of this guidance did not have a material impact on our financial statements.

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

Note 2:  Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended
	March 31,

(dollars in thousands, except per share amounts)	2017	2016

Numerator:

Net loss	$(1,219)	$(2,440)
Adjustment for interest expense on convertible notes (A)	-	-

Net loss	$(1,219)	$(2,440)

Denominator:

Weighted average number of shares of common stock outstanding	7,216,447	7,162,601
Weighted average effect of dilutive stock options and other stock compensation	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,216,447	7,162,601

Net loss per common share:

Net loss per common share -Basic	$(0.17)	$(0.34)

Net loss per common share -Diluted	$(0.17)	$(0.34)

(A)

An adjustment for interest expense on convertible notes was excluded from the loss per share calculation for the three months ended March 31, 2017 and 2016 as a result of the convertible notes being antidilutive.

We had options to purchase 625,800 and 821,500 shares of common stock outstanding at an average price of $30.17 and $26.97, respectively, which were excluded in the computation of diluted net loss per common share for the three months ended March 31, 2017 and 2016, respectively. These outstanding options were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted net loss per common share for the three months ended March 31, 2017 and 2016 excluded 406,847 and 410,816 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  The calculation of diluted net loss per common share for the three months ended March 31, 2017 and March 31, 2016 excluded 73,609 and 515 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.  In addition, the calculation of diluted net loss per share for the three months ended March 31, 2017 excluded 7,708 shares for the assumed issuance of stock for restricted stock units.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2017 and 2016, we amortized these operating materials in the amount of $0.5 million.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016

Raw materials and starting stock	$7,154	$5,769
Semi-finished and finished steel products	79,936	77,510
Operating materials	10,365	9,893

Gross inventory	97,455	93,172
Inventory reserves	(2,107)	(1,830)

Total inventory, net	$95,348	$91,342

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016

Revolving credit facility	$29,688	$26,546
Convertible notes	19,000	19,000
Term loan	24,757	26,273
Capital leases	1,995	1,763

Total debt	75,440	73,582
Less: current portion of long-term debt	(4,654)	(4,579)
Less: deferred financing costs	(941)	(1,005)

Long-term debt	$69,845	$67,998

Credit Facility

We have a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving Credit Facility by $25.0 million prior to January 21, 2020.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2017, which was 3.79% on our Revolving Credit Facility and 4.29% for the Term Loan at March 31, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at March 31, 2017 and December 31, 2016.

At March 31, 2017, we had deferred financing costs of approximately $0.9 million.  For the three months ended March 31, 2017, we amortized $0.1 million of deferred financing costs.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (collectively, the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

The Convertible Notes bear interest at a rate of 5.0% per year through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

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

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the three months ended March 31, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.3 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

As of March 31, 2017, future minimum lease payments applicable to capital leases were as follows:

2017	$412
2018	555
2019	555
2020	533
2021	431
2022	9
Total minimum capital lease payments	$2,495
Less amounts representing interest	(500)
Present value of net minimum capital lease payments	$1,995
Less current obligation	(368)
Total long-term capital lease obligation	$1,627

For the three months ended March 31, 2017 the amortization of capital lease assets was $0.1 million, which is included in cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2017 and December 31, 2016 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolving Credit facility and swing loans at March 31, 2017 and December 31, 2016 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At March 31, 2017 and December 31, 2016, the fair value of our Convertible Notes was approximately $18.7 and $18.4 million, respectively (Level 2).

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

Note 7:  Income Taxes

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax (benefit) provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2017 and 2016, our estimated annual effective tax rates applied to ordinary (losses) income were 20.7% and 44.0%, respectively.  The difference between the statutory rate and the projected annual ETR of 20.7%, for 2017, is primarily due to the research and development credit.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2017 and 2016 were 17.7% and 44.0%, respectively.  The difference between the annual ETR of 20.7% and the quarterly rate of 17.7% for the three months ended March 31, 2017 is primarily the result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.

Note 8: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, during 2016, the Company entered into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at March 31, 2017 and December 31, 2016 was $1.8 million and $2.4 million, respectively.  An accumulated unrealized loss of $10,000 was recorded in other comprehensive income at March 31, 2017 and an accumulated unrealized gain of $21,000 was recorded in other comprehensive income at December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2017 were $48.9 million, an increase of $14.7 million, or 43.1%, from the fourth quarter of 2016 and an increase of $9.3 million, or 23.4%, from the first quarter of 2016. Sales increased across all end markets both sequentially and compared to the first quarter of 2016 due to sustained improvement in the market.  Sequentially, the largest drivers of the increase were the aerospace end market, up $10.0 million, or 59.9%, as well as the oil & gas end market which was up $1.7 million, or 55.4%.  During the first quarter of 2017, our sales of premium alloy products, which we define as all vacuum induction melt products represented a record $5.8 million, or 11.9%, of total net sales.  This compared to the fourth quarter of 2016 when premium alloy sales were $3.1 million, or 9.1% of total net sales, and the first quarter of 2016 when premium alloy sales were $4.1 million, or 10.3% of total net sales.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at March 31, 2017 was $57.1 million, an increase of $13.3 million, or 30.3%, compared to December 31, 2016.

The Company’s gross margin for the first quarter of 2017 was $4.2 million, or 8.7% of net sales, compared to $1.3 million, or 3.4% of net sales for the first quarter of 2016 and $3.1 million, or 9.1% of net sales, for the fourth quarter of 2016. Gross margin was negatively impacted by the sell through of high cost product manufactured in the lower activity months of 2016, as well as less favorable mix.  Compared to the first quarter of 2016, gross margin has improved significantly as a result of better alignment of melt costs and surcharges.

Selling, General and Administrative (“SG&A”) expenses were $4.7 million (9.7% of sales) in the first quarter 2017 and included $0.3 million of costs associated with a customer bankruptcy as well as increased legal expenses related to an ongoing legal claim with a supplier for the recovery of a previously realized loss, compared to $4.5 million (13.3% of sales) in the fourth quarter of 2016 and $3.8 million (9.7% of sales) in the first quarter of 2016.

Our net loss was $1.2 million for the first quarter of 2017 compared to a net loss of $2.4 million in the first quarter of 2016 and a net loss of $1.6 million in the fourth quarter of 2016.

We continue to see increased demand as indicated by our higher backlog.  We remain confident that the increased sales volume, coupled with improving mix, growing benefits from productivity gains, and the recently announced prices increases should improve gross margin in the second quarter and balance of 2017.

Results of Operations

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three months ended March 31,
(in thousands, except shipped ton information)	2017		2016

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$35,033	71.8%	$29,277	74.0%	$5,756	19.7%
High-strength low alloy steel	4,172	8.5	3,779	9.5	393	10.4
Tool steel	7,057	14.4	3,902	9.9	3,155	80.9
High-temperature alloy steel	1,976	4.0	1,640	4.1	336	20.5
Conversion services and other sales	637	1.3	996	2.5	(359)	(36.0)

Total net sales	48,875	100.0	39,594	100.0	9,281	23.4
Cost of products sold	44,630	91.3	38,253	96.6	6,377	16.7

Gross margin	4,245	8.7	1,341	3.4	2,904	216.6
Selling, general and administrative expenses	4,729	9.7	3,838	9.7	891	23.2

Operating loss	(484)	(1.0)	(2,497)	(6.3)	2,013	(80.6)
Interest expense	939	1.9	983	2.5	(44)	(4.5)
Deferred financing amortization	64	0.1	827	2.1	(763)	(92.3)
Other (income) expense, net	(6)	-	53	0.1	(59)	(111.3)

Loss before income taxes	(1,481)	(3.0)	(4,360)	(11.0)	2,879	(66.0)
Benefit for income taxes	(262)	(0.5)	(1,920)	(4.8)	1,658	(86.4)

Net loss	$(1,219)	(2.5)%	$(2,440)	(6.2)%	$1,221	(50.0)

Tons shipped	10,332		7,571		2,761	36.5%

Sales dollars per shipped ton	$4,730		$5,230		$(500)	(9.6)%

Market Segment Information
	Three months ended March 31,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$32,729	67.0%	$27,514	69.6%	$5,215	19.0%
Original equipment manufacturers	4,122	8.4	4,295	10.8	(173)	(4.0)
Rerollers	6,553	13.4	3,215	8.1	3,338	103.8
Forgers	4,834	9.9	3,574	9.0	1,260	35.3
Conversion services and other sales	637	1.3	996	2.5	(359)	(36.0)

Total net sales	$48,875	100.0%	$39,594	100.0%	$9,281	23.4%

Melt Type Information
	Three months ended March 31,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$42,405	86.8%	$34,536	87.2%	$7,869	22.8%
Premium alloys (A)	5,833	11.9	4,062	10.3	1,771	43.6
Conversion services and other sales	637	1.3	996	2.5	(359)	(36.0)

Total net sales	$48,875	100.0%	$39,594	100.0%	$9,281	23.4%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$26,692	54.6%	$25,366	64.1%	$1,326	5.2%
Power generation	4,234	8.7	3,497	8.8	737	21.1
Oil & gas	4,889	10.0	3,345	8.4	1,544	46.2
Heavy equipment	7,685	15.7	4,033	10.2	3,652	90.6
General industrial, conversion services and other sales	5,375	11.0	3,353	8.5	2,022	60.3

Total net sales	$48,875	100.0%	$39,594	100.0%	$9,281	23.4%

Net sales:

Net sales for the three months ended March 31, 2017 increased $9.3 million, or 23.4%, as compared to the three months ended March 31, 2016.  This increase reflects a 36.5% increase in consolidated shipments and a 9.6% decrease in average sales dollar per shipped ton.  The decrease in sales dollars per ton in the three months ended March 31, 2017, compared to the same period in 2016, is primarily the result of the mix of products sold which shifted to more tool steel, which is sold at a lower sales dollar per ton than our other products.  Product sales to all of our end markets increased as noted in the above table.  During the three months ended March 31, 2017, premium alloy sales increased by $1.8 million when compared to the three months ended March 31, 2016.  As a percentage of sales, our premium alloy sales increased to 11.9% of total sales for the three months ended March 31, 2017 compared to 10.3% for the three months ended March 31, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 8.7% and 3.4% for the three months ended March 31, 2017 and 2016, respectively.  The increase in our gross margin for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is largely a result of the better alignment of melt costs and surcharges.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by approximately $0.9 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Approximately $0.5 million of the increase is due to salaries, benefits and variable compensation expenses due to increased salaried headcount and variable compensation as a result of the ramp up of business in the first quarter of 2017.  Stock based compensation also increased by $0.1 million.  SG&A costs were negatively impacted by approximately $0.2 million for bad debt expense related to a customer bankruptcy and $0.1 million for increased legal fees related to an on-going claim with a supplier for the recovery of a previously recorded loss.  As a percentage of sales, our SG&A expenses were 9.7% for both the three months ended March 31, 2017 and 2016.

Interest expense and other financing costs:

Interest expense for the three months ended March 31, 2017 was consistent with the three months ended March 31, 2016 as our average debt and interest rates for both periods was consistent.

Deferred financing amortization decreased by $0.8 million in the first quarter of 2017 compared to the same period in the prior year. The decrease is the result of the write off of fees due to entering into a new Credit Agreement in the first quarter of 2016.

Income tax provision:

For the three months ended March 31, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income were 20.7% and 44.0%, respectively.  The difference between the statutory rate and the projected annual ETR of 20.7%, for 2017, is primarily due to the research and development credit.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2017 and 2016 were 17.7% and 44.0%, respectively.  The difference between the annual ETR of 20.7% and the quarterly rate of 17.7% for the three months ended

March 31, 2017 is primarily related to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.

Net income:

For the first quarter of 2017, the Company recorded a net loss of $1.2 million, or $0.17 per diluted share, compared to a net loss of $2.4 million or $0.34 per diluted share in the first quarter of 2016.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash provided by operating activities:

During the three months ended March 31, 2017, our net cash provided by operating activities was approximately break-even.  Net loss adjusted for non-cash expenses was $3.7 million.  We utilized $1.6 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  $6.5 million of the increase is from accounts receivable due to the increase in sales in the first quarter of 2017 compared to the fourth quarter of 2016.  Inventories used $4.5 million in support of the increased backlog which was more than offset by the $9.4 million increase in accounts payable due to increased production activity.  Accrued employment costs decreased by $1.4 million due to the payout of 2016 variable compensation and other activities, primarily medical insurance and employment related taxes, used $0.8 million of cash.

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

Net cash (used in) provided by investing activities:

During the three months ended March 31, 2017, we used $1.4 million in cash for capital expenditures compared to $0.8 million for the three months ended March 31, 2016.  This increase is primarily the result of a capital lease that was entered into during the first quarter of 2016 that reduced capital spending for the three months ended March 31, 2016.  In the first quarter of 2016, we generated $1.6 million from the sale of assets including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016. We expect capital expenditures to be higher in 2017 compared to 2016.

Net cash provided by (used in) financing activities:

We received $1.5 million in cash from financing activities for the three months ended March 31, 2017.  We increased borrowings due to increased working capital requirements resulting from increased sales and backlog.

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

The following table reflects the average market values per pound for selected months during the last 16-month period:

	March	December	March	December
	2017	2016	2016	2015

Nickel	$4.64	$5.00	$3.95	$3.94
Chrome	$1.46	$1.26	$0.94	$1.01
Molybdenum	$7.68	$6.81	$5.37	$5.00
Carbon scrap	$0.16	$0.12	$0.08	$0.06

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by CRUs; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

We have a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (the “Revolving Credit Facility”) and a senior secured term loan facility (the “Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, the “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.  The Company may request to increase the maximum aggregate principal amount of borrowings under the Revolving Credit Facility by $25.0 million prior to January 21, 2020.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2017, which was 3.79% on our Revolving Credit Facility and 4.29% for the Term Loan at March 31, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at March 31, 2017 and December 31, 2016.

At March 31, 2017, we had deferred financing costs of approximately $0.9 million.  For the three months ended March 31, 2017, we amortized $0.1 million of deferred financing costs.

Convertible Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in convertible notes (collectively, the “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

The Convertible Notes bear interest at a rate of 5.0% per year through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

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

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the three months ended March 31, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.3 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2017 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2017

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)