Form 10-Q
period 2017-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2017-07-26
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 21, 2017, there were 7,228,277 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$52,607	$41,030	$101,482	$80,624
Cost of products sold	45,441	36,691	90,071	74,944

Gross margin	7,166	4,339	11,411	5,680
Selling, general and administrative expenses	4,499	4,591	9,228	8,429

Operating income (loss)	2,667	(252)	2,183	(2,749)
Interest expense and other financing costs	1,084	948	2,087	2,758
Other (income) expense	(14)	39	(20)	92

Income (loss) before income taxes	1,597	(1,239)	116	(5,599)
Provision (benefit) for income taxes	369	(437)	107	(2,357)

Net income (loss)	$1,228	$(802)	$9	$(3,242)

Net income (loss) per common share - Basic	$0.17	$(0.11)	$0.00	$(0.45)

Net income (loss) per common share - Diluted	$0.17	$(0.11)	$0.00	$(0.45)

Weighted average shares of common stock outstanding
Basic	7,219,423	7,196,891	7,217,943	7,179,746
Diluted	7,360,137	7,196,891	7,333,106	7,179,746

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$1,228	$(802)	$9	$(3,242)

Other comprehensive loss, net of tax

Reclassification of losses on foreign currency contracts to net income	18	-	18	-
Unrealized loss on foreign currency contracts	(40)	-	(71)	-
Other comprehensive loss	(22)	-	(53)	-

Comprehensive income (loss)	$1,206	$(802)	$(44)	$(3,242)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$97	$75
Accounts receivable (less allowance for doubtful accounts of $468 and $309, respectively)	29,030	19,437
Inventory, net	100,140	91,342
Other current assets	4,237	2,729

Total current assets	133,504	113,583

Property, plant and equipment, net	177,408	182,398
Other long-term assets	64	64

Total assets	$310,976	$296,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,129	$19,906
Accrued employment costs	3,253	3,803
Current portion of long-term debt	4,675	4,579
Other current liabilities	1,051	898

Total current liabilities	38,108	29,186

Long-term debt	73,013	67,998
Deferred income taxes	16,757	17,629
Other long-term liabilities	12	12

Total liabilities	127,890	114,825

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,521,132 and 7,508,154 shares issued, respectively	8	8
Additional paid-in capital	57,470	56,397
Other comprehensive (loss) income	(32)	21
Retained earnings	127,930	127,084
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	183,086	181,220

Total liabilities and stockholders’ equity	$310,976	$296,045

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Operating Activities:
Net income (loss)	$9	$(3,242)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,365	9,147
Deferred income tax	(16)	(2,365)
Write-off of deferred financing costs	-	768
Share-based compensation expense	971	684
Net gain on asset disposals	-	(349)
Changes in assets and liabilities:
Accounts receivable, net	(9,614)	(2,350)
Inventory, net	(9,798)	(2,141)
Accounts payable	8,655	6,140
Accrued employment costs	(550)	186
Income taxes	117	265
Other, net	(752)	19

Net cash (used in) provided by operating activities	(1,613)	6,762

Investing Activities:
Capital expenditures	(3,068)	(1,736)
Proceeds from sale of property, plant and equipment	-	1,571

Net cash used in investing activities	(3,068)	(165)

Financing Activities:
Borrowings under revolving credit facility	158,180	131,030
Payments on revolving credit facility	(150,830)	(152,298)
Borrowings under term loan facility	-	30,000
Payments on term loan facility, capital leases, and convertible notes	(2,751)	(15,171)
Payments of deferred financing costs	-	(702)
Proceeds from the issuance of common stock	104	500

Net cash provided by (used in) financing activities	4,703	(6,641)

Net increase (decrease) in cash	22	(44)
Cash at beginning of period	75	112

Cash at end of period	$97	$68

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting”.  This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital (“APIC”) pools. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This ASU also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  As a result of the implementation of this guidance, we recorded an adjustment to retained earnings of $0.8 million and a corresponding deferred tax asset for the cumulative effect of excess tax benefits that were not previously recognized.  We recorded $0.1 million  of tax expense as discrete items in the six months ended June 30, 2017 for the expiration of stock options.  This amount would have been recorded to APIC under the previous guidance.  We have elected to account for forfeitures as they occur.  This election has not had a material impact on our financial statements.

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

Note 2:  Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss)	$1,228	$(802)	$9	$(3,242)
Adjustment for interest expense on convertible notes (A)	-	-	-	-

Net income (loss), as adjusted	$1,228	$(802)	$9	$(3,242)

Denominator:

Weighted average number of shares of common stock outstanding	7,219,423	7,196,891	7,217,943	7,179,746
Weighted average effect of dilutive stock options and other stock compensation	140,714	-	115,163	-

Weighted average number of shares of common stock outstanding, as adjusted	7,360,137	7,196,891	7,333,106	7,179,746

Net income (loss) per common share:

Net income (loss) per common share - Basic	$0.17	$(0.11)	$0.00	$(0.45)

Net income (loss) per common share - Diluted	$0.17	$(0.11)	$0.00	$(0.45)

(A)

An adjustment for interest expense on convertible notes was excluded from the loss per share calculation for the three and six months ended June 30, 2017 and 2016 as a result of the convertible notes being antidilutive.

We had options to purchase 591,700 and 696,300 shares of common stock outstanding at an average price of $30.26 and $28.44, respectively, which were excluded in the computation of diluted net income (loss) per common share for the three months ended June 30, 2017 and 2016, respectively. We had options to purchase 616,200 and 818,250 shares of common stock outstanding at an average price of $29.90 and $27.01, respectively, which were excluded in the computation of diluted net income (loss) per common share for the six months ended June 30, 2017 and 2016, respectively. These outstanding options were not included in the computation of diluted net income (loss) per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted net income (loss) per common share for the three months ended June 30, 2017 and 2016 excluded 410,204 and 407,466 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive.  The calculation of diluted net income (loss) per common share for the six months ended June 30, 2017 and 2016 excluded 408,526 and 409,078 shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive. The calculation of diluted net loss per common share for the three and six months ended June 30, 2016 excluded 5,313 and 1,539 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2017 and 2016, we amortized these operating materials in the amount of $1.0 million and $0.8 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or market with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials and starting stock	$8,247	$5,769
Semi-finished and finished steel products	83,815	77,510
Operating materials	10,329	9,893

Gross inventory	102,391	93,172
Inventory reserves	(2,251)	(1,830)

Total inventory, net	$100,140	$91,342

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Revolving credit facility	$33,896	$26,546
Convertible notes	19,000	19,000
Term loan	23,685	26,273
Capital leases	1,984	1,763
Total debt	78,565	73,582
Less: current portion of long-term debt	(4,675)	(4,579)
Less: deferred financing costs	(877)	(1,005)

Long-term debt	$73,013	$67,998

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2017, which was 4.06% on our Revolving Credit Facility and 4.56% for the Term Loan at June 30, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at June 30, 2017 and December 31, 2016.

At June 30, 2017, we had deferred financing costs of approximately $0.9 million.  For the six months ended June 30, 2017, we amortized $0.1 million of deferred financing costs.

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

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the six months ended June 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

As of June 30, 2017, future minimum lease payments applicable to capital leases were as follows:

2017	$286
2018	571
2019	571
2020	549
2021	447
2022	23
Total minimum capital lease payments	$2,447
Less amounts representing interest	(463)
Present value of net minimum capital lease payments	$1,984
Less current obligation	(389)
Total long-term capital lease obligation	$1,595

For the three and six months ended June 30, 2017 the amortization of capital lease assets was $0.1 and $0.2 million, respectively, which is included in cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2017 and December 31, 2016 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolving Credit facility and swing loans at June 30, 2017 and December 31, 2016 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At June 30, 2017 and December 31, 2016, the fair value of our Convertible Notes was approximately $18.5 and $18.4 million, respectively (Level 2).

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

Note 7:  Income Taxes

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision (benefit) is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the six months ended June 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income (losses) were 22.4% and 42.1%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.4%, for 2017, is primarily due to the research and development credit.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2017 and 2016 were 92.2% and 42.1%, respectively.  The difference between the annual ETR of 22.4% and the rate of 92.2% for the six months ended June 30, 2017 is primarily the result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.

Note 8: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, during 2016, the Company entered into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at June 30, 2017 and December 31, 2016 was $1.2 million and $2.4 million, respectively.  An accumulated unrealized loss of $32,000 was recorded in other comprehensive income at June 30, 2017 and an accumulated unrealized gain of $21,000 was recorded in other comprehensive income at December 31, 2016.

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

Net sales in the second quarter of 2017 were $52.6 million, an increase of $11.6 million, or 28.2%, from the second quarter of 2016 and an increase of $3.7 million, or 7.6%, from the first quarter of 2017. Net sales increased across all end markets in the second quarter of 2017 compared to the second quarter of 2016 with heavy equipment up $4.6 million, or 104.7%, aerospace up $2.7 million, or 10.3%, oil & gas up $2.0 million, or 69.9%, power generation up $1.3 million, or 39.3%, and general industrial, conversion services and other up $1.0 million, or 23.6%.   Compared to the first quarter of 2017, aerospace end market net sales increased by $2.3 million, or 8.6%, heavy equipment increased by $1.3 million, or 16.4%, and power generation increased by $0.5 million, or 12.8%, while net sales to the general industrial, conversion services and other end market declined by $0.3 million, or 5.6%, and oil & gas declined by $0.1 million, or 1.5%.  During the second quarter of 2017, our net sales of premium alloy products, which we define as all vacuum induction melt products represented a record $6.8 million, or 12.9% of total net sales.  This compared to the second quarter of 2016 when premium alloy net sales were $3.8 million, or 9.2% of total net sales, and the first quarter of 2017 when premium alloy net sales were $5.8 million, or 11.9% of total net sales.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at June 30, 2017 was $63.5 million, an increase of $25.0 million, or 64.8%, compared to the end of the second quarter of 2016 and an increase of $6.4 million, or 11.2%, compared to March 31, 2017.

The Company’s gross margin for the second quarter of 2017 was $7.2 million, or 13.6% of net sales, compared to $4.3 million, or 10.6% of net sales, for the second quarter of 2016 and $4.2 million, or 8.7% of net sales, for the first quarter of 2017. Gross margin in the second quarter of 2017 benefited from the realization of manufacturing productivity savings, improved operating leverage, as well as a more favorable product mix.

Selling, General and Administrative (“SG&A”) expenses were $4.5 million (8.6% of sales) in the second quarter 2017  compared to $4.6 million (11.2% of sales) in the second quarter of 2016 and $4.7 million (9.7% of sales) in the first quarter of 2017.

Our net income was $1.2 million for the second quarter of 2017 compared to a net loss of $0.8 million in the second quarter of 2016 and a net loss of $1.2 million in the first quarter of 2017.

With business conditions and demand remaining positive and the continued strength in our order entry and backlog, we are on plan to deliver further progress along with sustained profitability in the third quarter and beyond.

Results of Operations

Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three months ended June 30,
(in thousands, except shipped ton information)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$37,157	70.6%	$30,172	73.5%	$6,985	23.2%
High-strength low alloy steel	3,418	6.5	3,784	9.2	(366)	(9.7)
Tool steel	8,665	16.5	4,305	10.5	4,360	101.3
High-temperature alloy steel	2,901	5.5	1,626	4.0	1,275	78.4
Conversion services and other sales	466	0.9	1,143	2.8	(677)	(59.2)

Total net sales	52,607	100.0	41,030	100.0	11,577	28.2
Cost of products sold	45,441	86.4	36,691	89.4	8,750	23.8

Gross margin	7,166	13.6	4,339	10.6	2,827	65.2
Selling, general and administrative expenses	4,499	8.6	4,591	11.2	(92)	(2.0)

Operating income (loss)	2,667	5.0	(252)	(0.6)	2,919	NM
Interest expense	1,020	1.9	887	2.2	133	15.0
Deferred financing amortization	64	0.1	61	0.1	3	4.9
Other (income) expense	(14)	-	39	0.1	(53)	(135.9)

Income (loss) before income taxes	1,597	3.0	(1,239)	(3.0)	2,836	228.9
Provision (benefit) for income taxes	369	0.7	(437)	(1.1)	806	184.4

Net income (loss)	$1,228	2.3%	$(802)	(1.9)%	$2,030	NM

Tons shipped	10,090		8,313		1,777	21.4%

Sales dollars per shipped ton	$5,214		$4,936		$278	5.6%

NM=Not Meaningful

Market Segment Information
	Three months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$37,382	71.1%	$29,817	72.6%	$7,565	25.4%
Original equipment manufacturers	4,756	9.0	3,395	8.3	1,361	40.1
Rerollers	5,259	10.0	3,281	8.0	1,978	60.3
Forgers	4,744	9.0	3,394	8.3	1,350	39.8
Conversion services and other sales	466	0.9	1,143	2.8	(677)	(59.2)

Total net sales	$52,607	100.0%	$41,030	100.0%	$11,577	28.2%

Melt Type Information
	Three months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$45,371	86.2%	$36,108	88.0%	$9,263	25.7%
Premium alloys (A)	6,770	12.9	3,779	9.2	2,991	79.1
Conversion services and other sales	466	0.9	1,143	2.8	(677)	(59.2)

Total net sales	$52,607	100.0%	$41,030	100.0%	$11,577	28.2%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$28,995	55.1%	$26,293	64.0%	$2,702	10.3%
Power generation	4,774	9.1	3,427	8.4	1,347	39.3
Oil & gas	4,814	9.2	2,834	6.9	1,980	69.9
Heavy equipment	8,948	17.0	4,371	10.7	4,577	104.7
General industrial, conversion services and other sales	5,076	9.6	4,105	10.0	971	23.7

Total net sales	$52,607	100.0%	$41,030	100.0%	$11,577	28.2%

Net sales:

Net sales for the three months ended June 30, 2017 increased $11.6 million, or 28.2%, as compared to the three months ended June 30, 2016.  This growth reflects a 21.4% increase in consolidated shipments and a 5.6% increase in average sales dollar per shipped ton.  The increase in sales dollars per ton in the three months ended June 30, 2017, compared to the same period in 2016, is primarily the result of the mix of products sold which shifted to more premium products and higher surcharges.  Product net sales to all of our end markets increased as noted in the above table.  During the three months ended June 30, 2017, premium alloy net sales increased by $3.0 million when compared to the three months ended June 30, 2016.  As a percentage of net sales, our premium alloy net sales increased to 12.9% of total net sales for the three months ended June 30, 2017 compared to 9.2% for the three months ended June 30, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 13.6% and 10.6% for the three months ended June 30, 2017 and 2016, respectively.  The increase in our gross margin for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily from the realization of manufacturing productivity savings, and improved operating leverage.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.1 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, during which variable compensation costs decreased by $0.4 million and bad debt expense decreased by $0.2 million.  These decreases were partially offset by higher legal costs of $0.2 million, higher stock based compensation costs of $0.2 mil and higher employee relations costs of $0.1 million. As a percentage of sales, our SG&A expenses were 8.6% and 11.2% for the three months ended June 30, 2017 and 2016, respectively.

Interest expense and other financing costs:

Interest expense for the three months ended June 30, 2017 increased by $0.1 million compared to the three months ended June 30, 2016 driven primarily by higher interest rates.

Deferred financing amortization was $0.1 million in the second quarter of 2017 which is consistent with the same period in the prior year.

Income tax provision:

For the three months ended June 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income were 22.4% and 42.1%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.4%, for 2017, is primarily due to the research and development credit.

Including the effect of discrete items, our effective tax rates for the three months ended June 30, 2017 and 2016 were 23.1% and 35.3%, respectively.

Net income:

For the second quarter of 2017, the Company recorded net income of $1.2 million, or $0.17 per diluted share, compared to a net loss of $0.8 million or $0.11 per diluted share, in the second quarter of 2016.

Six month ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six months ended June 30,
(in thousands, except shipped ton information)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$72,190	71.1%	$59,449	73.6%	$12,741	21.4%
High-strength low alloy steel	7,590	7.5	7,563	9.4	27	0.4
Tool steel	15,722	15.5	8,207	10.2	7,515	91.6
High-temperature alloy steel	4,877	4.8	3,266	4.1	1,611	49.3
Conversion services and other sales	1,103	1.1	2,139	2.7	(1,036)	(48.4)

Total net sales	101,482	100.0	80,624	100.0	20,858	25.9
Cost of products sold	90,071	88.8	74,944	93.0	15,127	20.2

Gross margin	11,411	11.2	5,680	7.0	5,731	100.9
Selling and administrative expenses	9,228	9.1	8,429	10.5	799	9.5

Operating income (loss)	2,183	2.1	(2,749)	(3.5)	4,932	NM
Interest expense	1,959	1.9	1,870	2.3	89	4.8
Deferred financing amortization	128	0.1	888	1.1	(760)	(85.6)
Other (income) expense	(20)	-	92	0.1	(112)	(121.7)

Income (loss) before income taxes	116	0.1	(5,599)	(7.0)	5,715	102.1
Provision (benefit) for income taxes	107	0.1	(2,357)	(2.9)	2,464	104.5

Net income (loss)	$9	(0.0)%	$(3,242)	(4.1)%	$3,251	NM

Tons shipped	20,421		15,884		4,537	28.6%

Sales dollars per shipped ton	$4,969		$5,076		$(107)	(2.1)%

 NM=Not Meaningful

Market Segment Information
	Six months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$70,111	69.2%	$57,331	71.1%	$12,780	22.3%
Original equipment manufacturers	8,878	8.7	7,690	9.5	1,188	15.4
Rerollers	11,812	11.6	6,496	8.1	5,316	81.8
Forgers	9,578	9.4	6,968	8.6	2,610	37.5
Conversion services and other sales	1,103	1.1	2,139	2.7	(1,036)	(48.4)

Total net sales	$101,482	100.0%	$80,624	100.0%	$20,858	25.9%

Melt Type Information
	Six months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$87,776	86.5%	$70,644	87.6%	$17,132	24.3%
Premium alloys (A)	12,603	12.4	7,841	9.7	4,762	60.7
Conversion services and other sales	1,103	1.1	2,139	2.7	(1,036)	(48.4)

Total net sales	$101,482	100.0%	$80,624	100.0%	$20,858	25.9%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

End Market Information
	Six months ended June 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$55,687	54.8%	$51,659	64.0%	$4,028	7.8%
Power generation	9,008	8.9	6,924	8.6	2,084	30.1
Oil & gas	9,703	9.6	6,179	7.7	3,524	57.0
Heavy equipment	16,633	16.4	8,404	10.4	8,229	97.9
General industrial, conversion services and other sales	10,451	10.3	7,458	9.3	2,993	40.1

Total net sales	$101,482	100.0%	$80,624	100.0%	$20,858	25.9%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

Net sales:

Net sales for the six months ended June 30, 2017 increased $20.9 million, or 25.9%, as compared to the six months ended June 30, 2016.  This increase reflects a 28.6% increase in consolidated shipments and a 2.1% decrease in average sales dollar per shipped ton.  The decrease in sales dollars per ton in the six months ended June 30, 2017, compared to the same period in 2016, is primarily the result of the mix of products sold reflecting more tool steel, which is sold at a lower sales dollar per ton than our other products partially offset by increased shipments of higher value premium alloys.  Product net sales to all of our end markets increased as noted in the above table.  During the six months ended June 30, 2017, premium alloy net sales increased by $4.8 million when compared to the six months ended June 30, 2016.  As a percentage of net sales, our premium alloy net sales increased to 12.4% of total net sales for the six months ended June 30, 2017 compared to 9.7% for the six months ended June 30, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of net sales, was 11.2% and 7.0% for the six months ended June 30, 2017 and 2016, respectively.  The increase in our gross margin for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is a result of the better alignment of melt costs and surcharges, and the realization of manufacturing and productivity savings.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by approximately $0.8 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  Approximately $0.4 million of the increase is due to higher legal expenses, $0.3 million is due to higher stock based compensation expense and all other SG&A expenses increased by $0.1 million.  As a percentage of sales, our SG&A expenses were 9.1% and 10.5% for the six months ended June 30, 2017 and 2016, respectively.

Interest expense and other financing costs:

Interest expense for the six months ended June 30, 2017 increased by $0.1 million compared to the six months ended June 30, 2016 due to increased interest rates.

Deferred financing amortization decreased by $0.8 million for the six months ended June 30, 2017 compared to the same period in the prior year. The decrease is the result of the write off of fees due to entering into a new Credit Agreement in the first quarter of 2016.

Income tax provision:

For the six months ended June 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income were 22.4% and 42.1%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.4%, for 2017, is primarily due to the research and development credit.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2017 and 2016 were 92.2% and 42.1%, respectively.  The difference between the annual ETR of 22.4% and the rate of 92.2% for the six months ended June 30, 2017 is primarily related to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.

Net income:

For the six months ended June 30, 2017, the Company was breakeven on a net income basis compared to a net loss of $3.2 million, or $0.45 per diluted share, for the six months ended June 30, 2016.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash (used in) provided by operating activities:

During the six months ended June 30, 2017, we used $1.6 million net cash in operating activities.  Net income adjusted for non-cash expenses was $10.3 million.  We utilized $10.7 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  $9.6 million of the increase in managed working capital is from accounts receivable due to the increase in net sales in the second quarter of 2017 compared to the fourth quarter of 2016.  Inventories used $9.8 million in support of the increased backlog which was partially offset by the $8.7 million increase in accounts payable due to increased production activity.  Accrued employment costs decreased by $0.6 million due to the payout of 2016 variable compensation partially offset by other payroll related accruals.  Other activities, primarily medical insurance and employment related taxes, used $0.8 million of cash and was partially offset by $0.1 million of income taxes.

During the six months ended June 30, 2016, we generated net cash from operating activities of $6.8 million.  Our net loss, adjusted for non-cash expenses, generated $4.6 million of cash.  We generated $1.6 million of cash from managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  Our accounts payable increased $6.1 million due to increased operating activity which was partially offset by higher accounts receivable of $2.4 million due to higher net sales in the second quarter of 2016 compared to the fourth quarter of 2015.  Net inventory increased by $2.1 million reflecting higher inventory volumes, partially offset by lower unit costs.  Income taxes contributed $0.3 million due to the refund of overpayments in the prior year.  All other operating activities contributed $0.2 million of cash in the six months ended June 30, 2016.

Net cash used in investing activities:

During the six months ended June 30, 2017, we used $3.1 million in cash for capital expenditures compared to $1.7 million for the six months ended June 30, 2016.  This increase is primarily the result of a capital lease that was entered into during the first quarter of 2016 that reduced capital spending for the six months ended June 30, 2016.

During the six months ended June 30, 2016, we used $0.2 million in cash for investing activities.  We used $1.7 million for capital expenditures and we received $1.6 million from the sale of assets including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.

Net cash provided by (used in) financing activities:

We received $4.7 million in cash from financing activities for the six months ended June 30, 2017.  We increased borrowings under our revolving credit facility by $7.4 million due to increased working capital requirements resulting from increased net sales and backlog.  We paid down $2.8 million of our term loan and received $0.1 million for shares issued through our Employee Stock Purchase Plan.

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

The following table reflects the average market values per pound for selected months during the last 16-month period:

	June	December	June	December
	2017	2016	2016	2015
Nickel	$4.05	$5.00	$4.04	$3.94
Chrome	$1.44	$1.26	$0.92	$1.01
Molybdenum	$8.38	$6.81	$8.00	$5.00
Carbon scrap	$0.18	$0.12	$0.11	$0.06

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2017, which was 4.06% on our Revolving Credit Facility and 4.56% for the Term Loan at June 30, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at June 30, 2017 and December 31, 2016.

At June 30, 2017, we had deferred financing costs of approximately $0.9 million.  For the six months ended June 30, 2017, we amortized $0.1 million of deferred financing costs.

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

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the six months ended June 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2017 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1	Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2017

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)