Form 10-Q
period 2017-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2017-10-25
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 20, 2017, there were 7,228,277 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$50,887	$39,651	$152,369	$120,275
Cost of products sold	45,423	34,917	135,494	109,861

Gross margin	5,464	4,734	16,875	10,414
Selling, general and administrative expenses	4,448	4,504	13,676	12,933

Operating income (loss)	1,016	230	3,199	(2,519)
Interest expense and other financing costs	1,122	924	3,209	3,682
Other (income) expense	(23)	118	(43)	210

(Loss) income before income taxes	(83)	(812)	33	(6,411)
Provision (benefit) for income taxes	176	(292)	283	(2,649)

Net loss	$(259)	$(520)	$(250)	$(3,762)

Net loss per common share -Basic	$(0.04)	$(0.07)	$(0.03)	$(0.52)

Net loss per common share -Diluted	$(0.04)	$(0.07)	$(0.03)	$(0.52)

Weighted average shares of common stock outstanding
Basic	7,228,277	7,206,659	7,221,426	7,188,782
Diluted	7,228,277	7,206,659	7,221,426	7,188,782

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(259)	$(520)	$(250)	$(3,762)

Other comprehensive income (loss), net of tax

Reclassification of losses on foreign currency contracts to net income	10	-	28	-
Unrealized loss on foreign currency contracts	(56)	-	(127)	-
Other comprehensive loss	(46)	-	(99)	-

Comprehensive loss	$(305)	$(520)	$(349)	$(3,762)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$279	$75
Accounts receivable (less allowance for doubtful accounts of $468 and $309, respectively)	26,538	19,437
Inventory, net	106,529	91,342
Other current assets	4,160	2,729

Total current assets	137,506	113,583

Property, plant and equipment, net	175,405	182,398
Other long-term assets	64	64

Total assets	$312,975	$296,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,592	$19,906
Accrued employment costs	2,881	3,803
Current portion of long-term debt	4,684	4,579
Other current liabilities	1,162	898

Total current liabilities	40,319	29,186

Long-term debt	72,402	67,998
Deferred income taxes	17,065	17,629
Other long-term liabilities	12	12

Total liabilities	129,798	114,825

Commitments and contingencies (Note 6)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,521,132 and 7,508,154 shares issued, respectively	8	8
Additional paid-in capital	57,866	56,397
Other comprehensive (loss) income	(78)	21
Retained earnings	127,671	127,084
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	183,177	181,220

Total liabilities and stockholders’ equity	$312,975	$296,045

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(250)	$(3,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,032	13,834
Deferred income tax	318	(2,686)
Write-off of deferred financing costs	-	768
Share-based compensation expense	1,367	972
Net gain on asset disposals	-	(340)
Changes in assets and liabilities:
Accounts receivable, net	(7,122)	(3,834)
Inventory, net	(16,693)	(3,442)
Accounts payable	10,666	6,109
Accrued employment costs	(922)	(29)
Income taxes	(131)	269
Other, net	(399)	642

Net cash provided by operating activities	866	8,501

Investing Activities:
Capital expenditures	(4,699)	(3,119)
Proceeds from sale of property, plant and equipment	-	1,571

Net cash used in investing activities	(4,699)	(1,548)

Financing Activities:
Borrowings under revolving credit facility	240,750	184,684
Payments on revolving credit facility	(232,909)	(204,886)
Borrowings under term loan facility	-	30,000
Payments on term loan facility, capital leases, and convertible notes	(3,908)	(16,307)
Payments of deferred financing costs	-	(750)
Proceeds from the issuance of common stock	104	571

Net cash provided by (used in) financing activities	4,037	(6,688)

Net increase in cash	204	265
Cash at beginning of period	75	112

Cash at end of period	$279	$377

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting”.  This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital (“APIC”) pools. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.   This ASU also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  As a result of the implementation of this guidance, we recorded an adjustment to retained earnings of $0.8 million and a corresponding deferred tax asset for the cumulative effect of excess tax benefits that were not previously recognized.  We recorded $0.3 million of tax expense as discrete items in the nine months ended September 30, 2017 for the expiration of stock options.  This amount would have been recorded to APIC under the previous guidance.  We have elected to account for forfeitures as they occur.  This election has not had a material impact on our financial statements.

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

Note 2:  Net loss per Common Share

The following table sets forth the computation of basic and diluted loss income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net loss	$(259)	$(520)	$(250)	$(3,762)
Adjustment for interest expense on convertible notes (A)	-	-	-	-

Net loss	$(259)	$(520)	$(250)	$(3,762)

Denominator:

Weighted average number of shares of common stock outstanding	7,228,277	7,206,659	7,221,426	7,188,782
Weighted average effect of dilutive stock options and other stock compensation	-	-	-	-

Weighted average number of shares of common stock outstanding, as adjusted	7,228,277	7,206,659	7,221,426	7,188,782

Net loss per common share:

Net loss per common share -Basic	$(0.04)	$(0.07)	$(0.03)	$(0.52)

Net loss per common share -Diluted	$(0.04)	$(0.07)	$(0.03)	$(0.52)

(A)

An adjustment for interest expense on convertible notes was excluded from the loss per share calculation for the three and nine months ended September 30, 2016 as a result of the convertible notes being antidilutive.   The right to convert all or any portion of the outstanding principal of the Convertible Notes into shares of common stock expired on August 17, 2017.

We had options to purchase 495,675 and 780,250 shares of common stock outstanding at an average price of $31.74 and $28.18, respectively, which were excluded in the computation of diluted net loss per common share for the three months ended September 30, 2017 and 2016, respectively. We had options to purchase 566,075 and 791,250 shares of common stock outstanding at an average price of $30.21 and $27.45, respectively, which were excluded in the computation of diluted net loss per common share for the nine months ended September 30, 2017 and 2016, respectively. These outstanding options were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted net loss per common share for the three and nine months ended September 30, 2016 excluded 406,094 and 408,526  shares, respectively, for the assumed conversion of convertible notes as a result of being anti-dilutive. The calculation of diluted net loss per common share for the three months ended September 30, 2017 and 2016 excluded 121,750 and 2,912 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position. The calculation of diluted net loss per common share for the nine months ended September 30, 2017 and 2016 excluded 99,638 and 1,825 shares, respectively, for the assumed exercise of stock options as a result of being in a net loss position.  In addition, for the three and nine months ended September 30, 2017, the calculation of diluted net loss per share excluded 39,216 and 29,101 shares, respectively,  for the assumed issuance of stock for restricted stock units as a result of being in a net loss position.

Note 3:  Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2017 and 2016, we amortized these operating materials in the amount of $1.5 million and $1.1 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Raw materials and starting stock	$8,652	$5,769
Semi-finished and finished steel products	89,214	77,510
Operating materials	11,008	9,893

Gross inventory	108,874	93,172
Inventory reserves	(2,345)	(1,830)

Total inventory, net	$106,529	$91,342

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Revolving credit facility	$34,387	$26,546
Convertible notes	19,000	19,000
Term loan	22,614	26,273
Capital leases	1,898	1,763
Total debt	77,899	73,582
Less: current portion of long-term debt	(4,684)	(4,579)
Less: deferred financing costs	(813)	(1,005)

Long-term debt	$72,402	$67,998

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

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Convertible Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2017, which was 3.99% on our Revolving Credit Facility and 4.49% for the Term Loan at September 30, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at September 30, 2017 and December 31, 2016.

At September 30, 2017, we had deferred financing costs of approximately $0.8 million.  For the nine months ended September 30, 2017, we amortized $0.2 million of deferred financing costs.

On October 23, 2017, the Company announced that it obtained a favorable amendment to the Credit Agreement that lowers the Company’s interest rates on its senior bank borrowings by 75 basis points.  At current borrowing levels, this change will reduce annual interest expense by approximately $0.4 million.  In addition, several terms of the Credit Agreement were amended and will provide additional liquidity to the Company.  There have been no changes to the financial covenants, and the Company remains in compliance with all covenants.

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

The Convertible Notes bore interest at a rate of 5.0% per year through and including August 17, 2017 and bear a rate of 6.0% per year from and after August 18, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Prior to August 17, 2017, the Holder could elect to convert all or any portion of the outstanding principal amount of the Convertible Notes which is an integral multiple of $100,000 into shares of common stock.  As of August 17, 2017, the Holder’s conversion rights are void and no longer subject to exercise.

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the nine months ended September 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

As of September 30, 2017, future minimum lease payments applicable to capital leases were as follows:

2017	$143
2018	571
2019	571
2020	549
2021	447
2022	34
Total minimum capital lease payments	$2,315
Less amounts representing interest	(417)
Present value of net minimum capital lease payments	$1,898
Less current obligation	(398)
Total long-term capital lease obligation	$1,500

For the three and nine months ended September 30, 2017 the amortization of capital lease assets was $0.1 and $0.3 million, respectively, which is included in cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2017 and December 31, 2016 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolving Credit facility and swing loans at September 30, 2017 and December 31, 2016 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At September 30, 2017 and December 31, 2016, the fair value of our Convertible Notes was approximately $18.6 and $18.4 million, respectively (Level 2).

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

For the nine months ended September 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income (losses) were 22.6% and 40.5%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.6%, for 2017, is primarily due to the research and development (“R&D”) credit.  The ETR for the nine months ended September 30, 2016 reflected a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit.

In the nine months ended September 30, 2017, the Company recognized $0.3 million of discrete items in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.  The Company also recognized $0.1 million for a change in the state deferred tax rate due to changes in the state apportionment.  These increases were partially offset by the reversal of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Note 8: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. To mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at September 30, 2017 and December 31, 2016 was $3.9 million and $2.4 million, respectively.  An accumulated unrealized loss of $78,000 was recorded in other comprehensive (loss) income at September 30, 2017 and an accumulated unrealized gain of $21,000 was recorded in other comprehensive (loss) income at December 31, 2016.

Note 9: Subsequent Events

On October 23, 2017, the Company announced that it obtained a favorable amendment to the Credit Agreement that lowers the Company’s interest rates on its senior bank borrowings by 75 basis points.  At current borrowing levels, this change will reduce annual interest expense by approximately $0.4 million.  In addition, several terms of the Credit Agreement were amended and will provide additional liquidity to the Company.  There have been no changes to the financial covenants, and the Company remains in compliance with all covenants.

On October 25, 2017, the Company announced that Ross C. Wilkin, Vice President of Finance, Chief Financial Officer and Treasurer of the Company, notified the Company of his intention to resign from his position to pursue another opportunity.  The effective date of Mr. Wilkin’s resignation is October 31, 2017.

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

Net sales in the third quarter of 2017 were $50.9 million, an increase of $11.2 million, or 28.3%, from the third quarter of 2016 and a decrease of $1.7 million, or 3.3%, from the second quarter of 2017. Net sales increased across most end markets in the third quarter of 2017 compared to the third quarter of 2016 with heavy equipment up $4.8 million, or 99.1%, aerospace up $4.1 million, or 17.3%, oil & gas up $1.5 million, or 49.8%, and general industrial, conversion services and other up $1.5 million, or 37.9%.   These increases were partially offset by lower power generation end market sales of $0.8 million, or negative 18.7%.  Sequentially, compared to the second quarter of 2017, power generation end market sales decreased by $1.5 million, or 31.7%, aerospace decreased by $1.3 million, or 4.4%, and oil & gas decreased by $0.2 million, or 4.6%.  These decreases were partially offset by increased sales of $0.8 million, or 8.4%, to the heavy equipment end market and $0.5 million, or 10.7%, to the general industrial, conversion services and other end market.  During the third quarter of 2017, our net sales of premium alloy products, which we define as all vacuum induction melt products represented a record $7.4 million, or 14.5% of total net sales.  This compared to the third quarter of 2016 when premium alloy net sales were $3.4 million, or 8.6% of total net sales, and the second quarter of 2017 when premium alloy net sales were $6.8 million, or 12.9% of total net sales.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at September 30, 2017 was $66.2 million, an increase of $26.8 million, or 68.1%, compared to the end of the third quarter of 2016 and an increase of $2.7 million, or 4.3%, compared to June 30, 2017.

The Company’s gross margin for the third quarter of 2017 was $5.5 million, or 10.7% of net sales, compared to $4.7 million, or 11.9% of net sales, for the third quarter of 2016 and $7.2 million, or 13.6% of net sales, for the second quarter of 2017. Gross margin in the third quarter of 2017 was negatively impacted by expenses for fires at the Dunkirk and Bridgeville facilities amounting to $0.3 million.  In addition, the 2017 third quarter gross margin was adversely impacted by temporarily higher maintenance costs as well as by costly outsourcing, as the Company ramps up its business in response to continued strong levels of backlog at a time of a tightening labor market.

Selling, General and Administrative (“SG&A”) expenses were $4.4 million, or 8.7% of sales, in the third quarter 2017 compared to $4.5 million, or 11.4% of sales, in the third quarter of 2016 and $4.5 million, or 8.6% of sales, in the second quarter of 2017.

The Company incurred a net loss was $0.3 million for the third quarter of 2017 compared to a net loss of $0.5 million in the third quarter of 2016 and net income of $1.2 million in the second quarter of 2017.

With business conditions and demand remaining positive and the continued strength in our order entry and backlog, we are focused on improving gross profit margins as we finish 2017 and look forward to 2018.

Results of Operations

Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three months ended September 30,
(in thousands, except shipped ton information)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$34,106	67.0%	$29,621	74.6%	$4,485	15.1%
High-strength low alloy steel	3,359	6.6	3,376	8.5	(17)	(0.5)
Tool steel	9,202	18.1	4,503	11.4	4,699	104.4
High-temperature alloy steel	3,208	6.3	1,376	3.5	1,832	133.1
Conversion services and other sales	1,012	2.0	775	2.0	237	30.6

Total net sales	50,887	100.0	39,651	100.0	11,236	28.3
Cost of products sold	45,423	89.3	34,917	88.1	10,506	30.1

Gross margin	5,464	10.7	4,734	11.9	730	15.4
Selling, general and administrative expenses	4,448	8.7	4,504	11.4	(56)	(1.2)

Operating income	1,016	2.0	230	0.5	786	341.7
Interest expense	1,059	2.1	863	2.2	196	22.7
Deferred financing amortization	63	0.1	61	0.2	2	3.3
Other (income) expense	(23)	-	118	0.3	(141)	(119.5)

(Loss) income before income taxes	(83)	(0.2)	(812)	(2.2)	729	89.8
Provision (benefit) for income taxes	176	0.3	(292)	(0.7)	468	160.3

Net loss	$(259)	(0.5)%	$(520)	(1.5)%	$261	(50.2)

Tons shipped	9,829		7,905		1,924	24.3%

Sales dollars per shipped ton	$5,177		$5,016		$161	3.2%

Market Segment Information
	Three months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$35,507	69.7%	$27,507	69.3%	$8,000	29.1%
Original equipment manufacturers	4,361	8.6	4,593	11.6	(232)	(5.1)
Rerollers	5,640	11.1	2,860	7.2	2,780	97.2
Forgers	4,367	8.6	3,916	9.9	451	11.5
Conversion services and other sales	1,012	2.0	775	2.0	237	30.6

Total net sales	$50,887	100.0%	$39,651	100.0%	$11,236	28.3%

Melt Type Information
	Three months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$42,511	83.5%	$35,460	89.4%	$7,051	19.9%
Premium alloys (A)	7,364	14.5	3,416	8.6	3,948	115.6
Conversion services and other sales	1,012	2.0	775	2.0	237	30.6

Total net sales	$50,887	100.0%	$39,651	100.0%	$11,236	28.3%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$27,717	54.5%	$23,628	59.6%	$4,089	17.3%
Power generation	3,259	6.4	4,009	10.1	(750)	(18.7)
Oil & gas	4,593	9.0	3,066	7.7	1,527	49.8
Heavy equipment	9,698	19.1	4,872	12.3	4,826	99.1
General industrial, conversion services and other sales	5,620	11.0	4,076	10.3	1,544	37.9

Total net sales	$50,887	100.0%	$39,651	100.0%	$11,236	28.3%

Net sales:

Net sales for the three months ended September 30, 2017 increased $11.2 million, or 28.3%, as compared to the three months ended September 30, 2016.  This growth reflects a 24.3% increase in consolidated shipments and a 3.2% increase in average sales dollar per shipped ton.  The increase in sales dollars per ton in the three months ended September 30, 2017, compared to the same period in 2016, is primarily the result of increased base prices and higher surcharges.  Net sales to all of our end markets, with the exception of power generation, increased as noted in the above table.  During the three months ended September 30, 2017, premium alloy net sales increased by $3.9 million when compared to the three months ended September 30, 2016.  As a percentage of net sales, our premium alloy net sales increased to 14.5% of total net sales for the three months ended September 30, 2017 compared to 8.6% for the three months ended September 30, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of sales, was 10.7% and 11.9% for the three months ended September 30, 2017 and 2016, respectively. Gross margin in three months ended September 30, 2017 was negatively impacted by expenses for fires at the Dunkirk and Bridgeville facilities amounting to $0.3 million.  In addition, gross margin in the 2017 third quarter was adversely impacted by temporarily higher maintenance costs as well as by costly outsourcing, as the Company ramps up its business in response to continued strong levels of backlog at a time of a tightening labor market.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses decreased by approximately $0.1 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, during which variable compensation costs decreased by $0.4 million.  This decrease is partially offset by higher employee costs of $0.2 million and higher share-based compensation expense of $0.1 million.  As a percentage of sales, our SG&A expenses were 8.7% and 11.4% for the three months ended September 30, 2017 and 2016, respectively.

Interest expense and other financing costs:

Interest expense for the three months ended September 30, 2017 increased by $0.2 million compared to the three months ended September 30, 2016 driven, equally, by higher interest rates and increased borrowings.

Deferred financing amortization was $0.1 million in the third quarter of 2017 which is consistent with the same period in the prior year.

Income tax provision:

For the three months ended September 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income were 22.6% and 40.5%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.6%, for 2017, is primarily due to the research and development credit.

Although we had a loss before income taxes of $0.1 million for the three months ended September 30, 2017, we had income tax expense of $0.2 million.  The income tax expense is comprised of discrete items recognized in the three months ended September 30, 2017.  The Company incurred $0.2 million expense related to the cancellation of stock options and $0.1 million due to a change in the state deferred tax rate resulting from changes in the state apportionment.  These expenses were partially offset by a benefit of $0.1 million for the reversal of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Net income:

For the three months ended September 30, 2017, the Company incurred a net loss of $0.3 million, or $0.04 per diluted share.  This loss includes the after-tax losses of $0.2 million, or $0.03 per diluted share, related to the fires in Dunkirk and Bridgeville noted above and $0.2 million, or $0.03 per diluted share, for the discrete income tax items noted above. This is compared to a net loss of $0.5 million, or $0.07 per diluted share for the three months ended September 30, 2016.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine months ended September 30,
(in thousands, except shipped ton information)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$106,296	69.7%	$89,070	74.0%	$17,226	19.3%
High-strength low alloy steel	10,949	7.2	10,939	9.1	10	0.1
Tool steel	24,924	16.4	12,710	10.6	12,214	96.1
High-temperature alloy steel	8,085	5.3	4,642	3.9	3,443	74.2
Conversion services and other sales	2,115	1.4	2,914	2.4	(799)	(27.4)

Total net sales	152,369	100.0	120,275	100.0	32,094	26.7
Cost of products sold	135,494	88.9	109,861	91.3	25,633	23.3

Gross margin	16,875	11.1	10,414	8.7	6,461	62.0
Selling and administrative expenses	13,676	9.0	12,933	10.8	743	5.7

Operating income (loss)	3,199	2.1	(2,519)	(2.1)	5,718	NM
Interest expense	3,018	2.0	2,731	2.3	287	10.5
Deferred financing amortization	191	0.1	951	0.8	(760)	(79.9)
Other (income) expense	(43)	-	210	0.2	(253)	(120.5)

(Loss) income before income taxes	33	0.0	(6,411)	(5.4)	6,444	100.5
Provision (benefit) for income taxes	283	0.2	(2,649)	(2.2)	2,932	110.7

Net loss	$(250)	(0.2)%	$(3,762)	(3.2)%	$3,512	(93.4)

Tons shipped	30,250		23,789		6,461	27.2%

Sales dollars per shipped ton	$5,037		$5,056		$(19)	(0.4)%

 NM=Not Meaningful

Market Segment Information
	Nine months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$105,618	69.2%	$84,838	70.6%	$20,780	24.5%
Original equipment manufacturers	13,239	8.7	12,283	10.2	956	7.8
Rerollers	17,452	11.5	9,356	7.8	8,096	86.5
Forgers	13,945	9.2	10,884	9.0	3,061	28.1
Conversion services and other sales	2,115	1.4	2,914	2.4	(799)	(27.4)

Total net sales	$152,369	100.0%	$120,275	100.0%	$32,094	26.7%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$130,287	85.5%	$106,104	88.2%	$24,183	22.8%
Premium alloys (A)	19,967	13.1	11,257	9.4	8,710	77.4
Conversion services and other sales	2,115	1.4	2,914	2.4	(799)	(27.4)

Total net sales	$152,369	100.0%	$120,275	100.0%	$32,094	26.7%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

End Market Information
	Nine months ended September 30,
(in thousands)	2017		2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$83,404	54.7%	$75,287	62.6%	$8,117	10.8%
Power generation	12,267	8.1	10,933	9.1	1,334	12.2
Oil & gas	14,296	9.4	9,245	7.7	5,051	54.6
Heavy equipment	26,331	17.3	13,276	11.0	13,055	98.3
General industrial, conversion services and other sales	16,071	10.5	11,534	9.6	4,537	39.3

Total net sales	$152,369	100.0%	$120,275	100.0%	$32,094	26.7%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

Net sales:

Net sales for the nine months ended September 30, 2017 increased $32.1 million, or 26.7%, as compared to the nine months ended September 30, 2016.  This increase reflects a 27.2% increase in consolidated shipments and a 0.4% decrease in average sales dollar per shipped ton.  The decrease in sales dollars per ton in the nine months ended September 30, 2017, compared to the same period in 2016, is primarily the result of the mix of products sold reflecting more tool steel, which is sold at a lower sales dollar per ton than our other products partially offset by increased shipments of higher value premium alloys and favorable pricing.  Product net sales to all of our end markets increased as noted in the above table.  During the nine months ended September 30, 2017, premium alloy net sales increased by $8.7 million when compared to the nine months ended September 30, 2016.  As a percentage of net sales, our premium alloy net sales increased to 13.1% of total net sales for the nine months ended September 30, 2017 compared to 9.4% for the nine months ended September 30, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of net sales, was 11.1% and 8.7% for the nine months ended September 30, 2017 and 2016, respectively.  The increase in our gross margin for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is a result of the better alignment of melt costs and surcharges, and the realization of manufacturing and productivity savings.  These increases were partially offset by expenses, in the third quarter of 2017, related to fires at the Dunkirk and Bridgeville facilities amounting to $0.3 million.  In addition, gross margin in the nine months ended September 30, 2017 was adversely impacted by temporarily higher maintenance costs as well as by costly outsourcing, as the Company ramps up its business in response to continued strong levels of backlog at a time of a tightening labor market.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by approximately $0.7 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  Approximately $0.5 million is due to increased employee costs, $0.4 million is due to higher stock based compensation expense, and $0.3 million of the increase is due to higher legal expenses.  These increases were partially offset by a $0.6 million reduction in variable compensation.  As a percentage of sales, our SG&A expenses were 9.0% and 10.8% for the nine months ended September 30, 2017 and 2016, respectively.

Interest expense and other financing costs:

Interest expense for the nine months ended September 30, 2017 increased by $0.3 million compared to the nine months ended September 30, 2016 approximately $0.2 million of the increase is due to higher interest rates and $0.1 million of the increase is due to increased borrowings.

Deferred financing amortization decreased by $0.8 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The decrease is the result of the write off of fees due to entering into a new Credit Agreement in the first quarter of 2016.

Income tax provision:

For the nine months ended September 30, 2017 and 2016, our estimated annual effective tax rates applied to ordinary income (losses) were 22.6% and 40.5%, respectively.  The difference between the statutory rate and the projected annual ETR of 22.6%, for 2017, is primarily due to the research and development (“R&D”) credit.  The ETR for the nine months ended September 30, 2016 reflected a tax benefit on an estimated pre-tax loss for the year and a further benefit for the R&D credit.

In the nine months ended September 30, 2017, the Company recognized $0.3 million of discrete items as a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which now requires tax expense to be recognized as discrete items in the quarter that stock options expire, or are forfeited.  The Company also recognized $0.1 million for a change in the state deferred tax rate due to changes in the state apportionment.  These increases were partially offset by the reversal of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Net income:

For the nine months ended September 30, 2017, the Company incurred a net loss of $0.3 million, or $0.03 per diluted share compared to a net loss of $3.8 million, or $0.52 per diluted share, for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash (used in) provided by operating activities:

During the nine months ended September 30, 2017, we generated $0.9 million net cash in operating activities.  Net income adjusted for non-cash expenses was $15.5 million.  We utilized $13.1 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable.  $7.1 million of the increase in managed working capital is from accounts receivable due to the increase in net sales in the third quarter of 2017 compared to the fourth quarter of 2016.  Inventories used $16.7 million reflecting higher commodity cost combined with increased quantities in support of the higher backlog which was partially offset by the $10.7 million increase in accounts payable due to increased production activity.  Accrued employment costs decreased by $0.9 million due to the payout of 2016 variable compensation partially offset by other payroll related accruals.  Other activities, primarily maintenance costs, used $0.4 million of cash and income taxes used $0.1 million.

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

Net cash used in investing activities:

During the nine months ended September 30, 2017, we used $4.7 million in cash for capital expenditures compared to $3.1 million for the nine months ended September 30, 2016.  This increase is primarily the result of a capital lease that was entered into during the first quarter of 2016 that reduced capital spending for the nine months ended September 30, 2016.

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

Net cash provided by (used in) financing activities:

We received $4.0 million in cash from financing activities for the nine months ended September 30, 2017.  We increased borrowings under our revolving credit facility by $7.8 million due to increased working capital requirements resulting from increased net sales and backlog.  We paid down $3.9 million of our term loan and received $0.1 million for shares issued through our Employee Stock Purchase Plan.

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

The following table reflects the average market values per pound for selected months during the last 9-month period:

	September	June	March	December
	2017	2017	2017	2016
Nickel	$5.10	$4.05	$4.64	$5.00
Chrome	$1.45	$1.44	$1.46	$1.26
Molybdenum	$8.71	$7.55	$8.46	$6.81
Carbon scrap	$0.19	$0.18	$0.18	$0.12

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

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Convertible Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit

Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2017, which was 3.99% on our Revolving Credit Facility and 4.49% for the Term Loan at September 30, 2017.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at September 30, 2017 and December 31, 2016.

At September 30, 2017, we had deferred financing costs of approximately $0.8 million.  For the nine months ended September 30, 2017, we amortized $0.2 million of deferred financing costs.

On October 23, 2017, the Company announced that it obtained a favorable amendment to the Credit Agreement that lowers the Company’s interest rates on its senior bank borrowings by 75 basis points.  At current borrowing levels, this change will reduce annual interest expense by approximately $0.4 million.  In addition, several terms of the Credit Agreement were amended and will provide additional liquidity to the Company.  There have been no changes to the financial covenants, and the Company remains in compliance with all covenants.

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

The Convertible Notes bore interest at a rate of 5.0% per year through and including August 17, 2017 and bear a rate of 6.0% per year from and after August 18, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Prior to August 17, 2017, the Holder could elect to convert all or any portion of the outstanding principal amount of the Convertible Notes which is an integral multiple of $100,000 into shares of common stock.  As of August 17, 2017, the Holder’s conversion rights are void and no longer subject to exercise.

Capital Leases

The Company enters into capital lease arrangements from time to time.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the nine months ended September 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2017 there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

First Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 12, 2017, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the lenders party thereto and PNC Bank National Association, as Administrative Agent (filed herewith).

10.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 23, 2017, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the lenders party thereto and PNC Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on October 23, 2017).

10.3	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan) (filed herewith).

10.4	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan) (filed herewith).

10.5	Form of Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan) (filed herewith).

10.6	Form of Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan (filed herewith)

10.7	Form of RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan) (filed herewith).

10.8	Form of RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Exhibit
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the

Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2017

/s/ Dennis M. Oates	/s/ Ross C. Wilkin
Dennis M. Oates	Ross C. Wilkin
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)