Form 10-K
period 2017-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2018-02-23
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price of $19.50 per share on that date, was approximately $134,934,735.  For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers, are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 21, 2018, there were 7,259,912 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

i

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of Universal Stainless & Alloy Products, Inc. (“Universal,” the “Company,” “us,” “our,” or “we”), including, but not limited to, the statements contained in Item 1, “Business,” and Item 7, “Management's Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, statements regarding future growth, cost savings, expanded production capacity, broader product lines, greater capacity to meet customer quality reliability, price and delivery needs, enhanced competitive posture, and the effect of new accounting pronouncements.  We do not undertake any obligation to publicly update any forward-looking statements.

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

We produce a wide variety of specialty steel grades using several manufacturing processes including argon oxygen decarburization (“AOD”), electro-slag remelted (“ESR”), vacuum induction melting (“VIM”) and vacuum-arc remelted (“VAR”).  At our Bridgeville and North Jackson facilities, we produce specialty steel products in the form of semi-finished and finished long products (ingots, blooms, billets and bars).  In addition, the Bridgeville facility produces flat rolled products (slabs and plates).  Semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar, rod, and wire products.  Finished bar products that we manufacture are primarily used by OEMs and by service center customers for distribution to a variety of end users.  We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our precision rolled products department, located at our Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys.  Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels.  For the years ended December 31, 2017, 2016 and 2015, approximately 69% or more of our net sales were derived from stainless steel products.

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

High-Strength Low Alloy Steel.  High-strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility.  The alloy elements of nickel, chrome and molybdenum in such steels typically exceeds the alloy element of carbon steels but not that of high-temperature alloy steel.  High-strength low alloy steels are manufactured for use generally in the aerospace industry.

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

Our net sales by principal product line were as follows:

For the years ended December 31,	2017	2016	2015
(dollars in thousands)
Stainless steel	$139,603	$112,118	$135,945
High-strength low alloy steel	15,693	13,180	16,045
Tool steel	32,279	19,179	16,197
High-temperature alloy steel	12,435	6,057	7,557
Conversion services and other sales	2,633	3,900	4,916
Total net sales	$202,643	$154,434	$180,660

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

The cost of raw materials represents approximately 45% of the cost of products sold in 2017, and approximately 40% and 50%, respectively, of the cost of products sold in 2016 and 2015.  Raw material costs can be impacted by significant price changes.  Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations.  Future raw material prices cannot be predicted with any degree of certainty.  We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

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

CUSTOMERS

Our largest customer in 2017, Reliance Steel & Aluminum Co., accounted for approximately 17%, 20% and 16% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively.  No other customer accounted for more than 10% of our net sales for the years ended December 31, 2017, 2016 and 2015.  International sales approximated 9% of 2017, 2016 and 2015 annual net sales.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2017 was approximately $77.7 million compared to approximately $43.8 million at December 31, 2016.  We believe that this 77.4% increase in our backlog is largely a result of increased demand for our products due to an improved market and to a lesser extent market share gains.  Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue.  However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

EMPLOYEE RELATIONS

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business.  We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders.  At December 31, 2017, 2016 and 2015, we had 703, 645, and 634 employees, respectively, of which 564, 508, and 449, respectively, were USW members.

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

Facility	Commencement Date	Expiration Date
Dunkirk	November 2017	October 2022
Bridgeville	September 2013	August 2018
Titusville	October 2015	September 2020

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period.  The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2017, we have issued 212,089 shares of common stock since the Plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 23, 2018, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position

Dennis M. Oates (65)	2008	Chairman, President and Chief Executive Officer

Christopher M. Zimmer (44)	2010	Executive Vice President and Chief Commercial Officer

Paul A. McGrath (66)	1996	Vice President of Administration, General Counsel and Secretary

Graham McIntosh, Ph.D. (55)	2015	Vice President and Chief Technology Officer

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

Graham McIntosh, Ph.D. has been Vice President and Chief Technology Officer since November 2015.  Dr. McIntosh previously served as Director of Global Technology Initiatives for Carpenter Technology Corporation where he joined in 2008.  Dr. McIntosh also served as Vice President of Technology and Director of Quality for Firth Rixson Viking from 2001 to 2008, and also held several management and technical positions at Wyman-Gordon Livingston from 1987-2001, where he began his career.

The Company is actively recruiting a Chief Financial Officer.

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

Our five largest customers in the aggregate accounted for approximately 41% of our net sales for the year ended December 31, 2017, and 42% of our net sales for the years ended December 31, 2016 and 2015.  The accounts receivable balance from these five customers comprised approximately 35% of total accounts receivable at December 31, 2017.  An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

Our business is very competitive, and increased competition could reduce our sales.

We compete with domestic and foreign producers of specialty steel products.  In addition, many of the finished products sold by our customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products.  Any competitive factors that adversely affect the market for finished products manufactured by us or our customers could indirectly adversely affect the demand for our semi-finished products.  Additionally, our products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises.  Competition in our field is intense and is expected to continue to be so in the foreseeable future.  A majority of our business is not covered under long term supply contracts.  There can be no assurance that we will be able to compete successfully in the future.

A substantial amount of our sales are derived from the aerospace industry.

Approximately 55% of our sales and 42% of our tons shipped represented products sold to customers in the aerospace market in 2017.  The aerospace market is historically cyclical due to both external and internal market factors.  These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism.  The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.  While the aerospace industry is currently experiencing growth, a downturn in the aerospace industry would adversely affect the demand for products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

Our business may be harmed by failure to develop, commercialize, market and sell new applications and new products.

We believe that our alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other high-performance alloy producers.  Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices.  Our future growth will depend, in part, on our ability to address the increasingly demanding needs of our customers by enhancing the properties of our existing alloys, by timely developing new applications for our existing products, and by timely developing, commercializing, marketing and selling new products.  If we are not successful in these efforts, or if our new products and product enhancements do not adequately meet the requirements of the marketplace and achieve market acceptance, our business could be adversely affected.

Our business requires continuing efforts to obtain new customer approvals on existing products and applications, which is a stringent, difficult process subject to each customer’s varying approval methodology and preferences.  If we are not successful in these efforts, our business could be adversely affected.

We are dependent on the availability and price of raw materials and operating supplies.

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

Our production processes require consumable operating supplies, such as electrodes, which have increased in price significantly compared to prior years.  Significant volatility in the price of our consumable operating supplies could adversely affect our financial results.

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

We depend on the continued service, availability and ability to attract skilled personnel, including members of our executive management team, other management positions, and metallurgists, along with maintenance and production positions.  Our inability to attract and retain such people may adversely impact our ability to fill existing roles and support growth.  Attraction and retention of qualified personnel has become more challenging as the labor market tightens.

Further, the loss of key personnel could adversely affect our ability to perform until suitable replacements can be found.  The Company is currently using qualified temporary resources to maintain its effectiveness and internal control environment within the Finance function while a new Chief Financial Officer is being actively recruited.

Our business may be harmed by strikes or work stoppages.

At December 31, 2017, we had 513 employees, out of a total of 703, who were covered under collective bargaining agreements expiring at various dates in 2018 to 2022.  On March 4, 2016, the USW was certified as the exclusive bargaining representative for the hourly employees of our North Jackson facility.  The Company and the Union are currently negotiating the initial collective bargaining agreement for the North Jackson hourly employees.  There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

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

We have debt upon which we are required to make scheduled interest and principal payments, and we may incur additional debt in the future.  A significant portion of our debt bears interest at variable rates that may increase in the future.  Our ability to satisfy our debt obligations, and our ability to refinance any of our indebtedness in the future if we determine that doing so would be advisable, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected.  Our credit agreement, which provides for a $65.0 million senior secured revolving credit facility and a $30.0 million senior secured term loan facility, also requires us to comply with certain covenants.  A failure to comply with the covenants contained in the credit agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt.  As of December 31, 2017, we were in compliance with the covenants in our credit agreement.

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

We are a U.S. based company with customers and suppliers in foreign countries.  We import various raw materials used in our production processes and we export goods to our foreign customers.  The United States, the European Commission, countries in the EU and other countries where we do business have been implemented and may consider further changes in relevant tax, border tax, accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.

Our business subjects us to risk of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

Litigation claims may relate to the conduct of our business, including claims relating to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws and personal injury.  Due to the uncertainties of litigation, we might not prevail on claims made against us in the lawsuits that we currently face, and additional claims may be made against us in the future.  The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us.  The resolution in any reporting period of one or more of these matters could have a material adverse effect on our business.

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

We own our North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres.  The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations.  Our obligations under our credit agreement, which is more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a first lien on our real property in North Jackson, Ohio.  Also, our obligations under the Notes, also more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a second lien on our North Jackson, Ohio real property.

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

At December 31, 2017, a total of 7,550,642 shares of common stock, par value $0.001 per share, were issued and held by approximately 99 holders of record.  There were 292,855 shares of the issued common stock held in treasury at December 31, 2017.

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

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market under the symbol “USAP.”  The following table sets forth the range of high and low sales prices per share of our common stock, for the periods indicated below:

	2017		2016
	High	Low	High	Low
First quarter	$17.83	$11.60	$11.97	$6.10
Second quarter	$20.29	$16.21	$13.65	$9.13
Third quarter	$21.30	$17.30	$12.00	$9.47
Fourth quarter	$23.04	$18.53	$15.37	$9.13

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by us.  The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated; Materion Corporation; Carpenter Technology Corporation; and Haynes International, Inc.  The graph assumes an investment of $100 on December 31, 2012 reinvestment of dividends, if any, on the date of dividend payment and the peer group is weighted by each company’s market capitalization.  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2012	2013	2014	2015	2016	2017
Universal Stainless & Alloy Products, Inc.	$100.00	$98.07	$68.40	$25.26	$36.74	$58.25
Peer Group	$100.00	$119.95	$110.72	$56.52	$74.73	$101.31
NASDAQ Composite Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71

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

DIVIDENDS

We have never paid a cash dividend on our common stock.  Our credit agreement does not permit the payment of cash dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2017	2016	2015	2014	2013
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$202,643	$154,434	$180,660	$205,560	$180,768
Goodwill impairment	$-	$-	$20,268	$-	$-
Operating income (loss)	$4,237	$(3,969)	$(30,079)	$10,900	$(4,005)
Net income (loss)	$7,610	$(5,347)	$(20,672)	$4,050	$(4,062)
Financial position at year-end:
Cash	$207	$75	$112	$142	$307
Working capital	$101,316	$84,397	$85,006	$98,069	$86,512
Property, plant and equipment, net	$174,444	$182,398	$193,505	$199,795	$203,590
Total assets [1]	$321,231	$296,045	$297,302	$352,845	$333,524
Long-term debt[1]	$75,006	$67,998	$72,884	$81,846	$85,438
Stockholders’ equity	$191,668	$181,220	$184,977	$203,630	$196,458
Common share data:
Net income (loss) per common share - Basic	$1.05	$(0.74)	$(2.92)	$0.58	$(0.58)
Net income (loss) per common share - Diluted	$1.03	$(0.74)	$(2.92)	$0.57	$(0.58)

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

The improvements in our end markets which began in the second half of 2016 continued in 2017.  For full year 2017, all of our end markets were up, compared with full year 2016.  Better surcharge alignments positively impacted all of our end markets.  Aerospace was up in 2017 due to strong customer demand, and heavy equipment was up due to higher manufacturing activity.  Our overall net sales were $202.6 million, an increase of $48.2 million, or 31.2%, compared to 2016.  Sales in each quarter of 2017 were higher than the comparable 2016 period. Backlog at the end of 2017, before surcharges, was $77.7 million, an increase of approximately 77.4% compared to a backlog of $43.8 million at the end of 2016. In 2017, we received 10 new customer approvals that are critical to our focus on the aerospace, oil & gas and power generation end markets.  In addition, we added 12 new products in 2017, with an additional 15 new products in the development process at the end of 2017.  New product introductions are essential to move to a higher value product mix.  We continue to work on gaining other customer approvals to add more products, with a focus on high value nickel alloy products.

For 2017, our gross margin was 11.4% of net sales, improved from 8.8% of net sales in 2016.    Operational productivity enhancements, combined with improved alignment of customer surcharges and melt cost over the course of 2017, drove the gross margin improvement.  Gross margin in the first half of 2016 was negatively impacted by continued misalignment of customer surcharges and melt costs.  In the fourth quarter of 2017, gross margin was $6.2 million, or 12.3% of sales, compared to a gross margin of $3.1 million, or 9.1% of sales, in the fourth quarter of 2016.

Selling, general and administrative (“SG&A”) expenses increased by $1.3 million in 2017, compared to 2016.   The increase in SG&A was driven by higher employee costs associated with the increased business levels and higher legal costs.  These increases in SG&A were partially offset by $0.6 million less variable compensation expense in 2017 compared to 2016.

Overall, our operating income in 2017 was $4.2 million, compared to an operating loss of $4.0 million in 2016, reflecting the improved operational results in 2017.

The 2017 income tax benefit of $7.6 million reflects a one-time adjustment due to the recently enacted tax rate reduction, fractionally offset by state tax items and new stock compensation accounting guidance for 2017.

During 2017, we generated $1.1 million cash from operating activities, and incurred $8.0 million of capital spending which was partially offset by proceeds of $0.1 million received for asset sales.  Financing activities generated $7.0 million primarily from net additional borrowings.  Total debt under the revolving credit facility increased $11.5 million, offset by $5.1 million of payments on the term loan and capital leases.

The overall demand environment continues to improve as we enter 2018 with service centers, forgers and re-rollers all signaling improved outlooks now that the pressure for our customers to reduce year-end inventories has passed.  We remain optimistic about near and long-term aerospace end market growth given the multi-year backlog in airplane deliveries and sustained growth in passenger and air freight traffic.  In addition, we are optimistic about our other end markets as we expect strong heavy equipment end market demand and see strengthening of the oil and gas end market as we enter 2018.

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

Results of Operations

2017 Results as Compared to 2016

For the years ended December 31,	2017		2016
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$139,603	69.0%	$112,118	72.7%	$27,485	24.5%
High-strength low alloy steel	15,693	7.7	13,180	8.5	2,513	19.1
Tool steel	32,279	15.9	19,179	12.4	13,100	68.3
High-temperature alloy steel	12,435	6.1	6,057	3.9	6,378	105.3
Conversion services and other sales	2,633	1.3	3,900	2.5	(1,267)	(32.5)
Total net sales	202,643	100.0	154,434	100.0	48,209	31.2
Cost of products sold	179,609	88.6	140,921	91.2	38,688	27.5
Gross margin	23,034	11.4	13,513	8.8	9,521	70.5
Selling, general and administrative expenses	18,797	9.3	17,482	11.3	1,315	7.5
Operating income (loss)	4,237	2.1	(3,969)	(2.5)	8,206	206.8
Interest expense	4,022	2.0	3,659	2.4	363	9.9
Deferred financing amortization	255	0.1	1,015	0.7	(760)	(74.9)
Other (income) expense	(49)	-	230	0.1	(279)	(121.3)
Income (loss) before income taxes	9	-	(8,873)	(5.7)	8,882	100.1
Benefit from income taxes	(7,601)	(3.8)	(3,526)	(2.3)	4,075	115.6
Net income (loss)	$7,610	3.8%	$(5,347)	(3.4)%	$12,957	242.3%
Tons shipped	39,246		31,372		7,874	25.1%
Sales dollars per shipped ton	$5,163		$4,923		$240	4.9%

Market Segment Information:

For the years ended December 31,	2017		2016
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$140,259	69.2%	$108,582	70.3%	$31,677	29.2%
Forgers	18,442	9.1	13,441	8.7	5,001	37.2
Rerollers	23,675	11.7	12,481	8.1	11,194	89.7
Original equipment manufacturers	17,634	8.7	16,030	10.4	1,604	10.0
Conversion services and other sales	2,633	1.3	3,900	2.5	(1,267)	(32.5)
Total net sales	$202,643	100.0%	$154,434	100.0%	$48,209	31.2%

Melt Type Information:

For the years ended December 31,	2017		2016
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$172,715	85.2%	$136,178	88.2%	$36,537	26.8%
Premium alloys	27,295	13.5	14,356	9.3	12,939	90.1
Conversion services and other sales	2,633	1.3	3,900	2.5	(1,267)	(32.5)
Total net sales	$202,643	100.0%	$154,434	100.0%	$48,209	31.2%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, that they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2017		2016
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$111,795	55.2%	$91,979	59.6%	$19,816	21.5%
Power generation	16,592	8.2	14,175	9.2	2,417	17.1
Oil and gas	19,069	9.4	12,392	8.0	6,677	53.9
Heavy equipment	33,876	16.7	20,109	13.0	13,767	68.5
General industrial, conversion services and other sales	21,311	10.5	15,779	10.2	5,532	35.1
Total net sales	$202,643	100.0%	$154,434	100.0%	$48,209	31.2%

Net sales:

Net sales for the year ended December 31, 2017 increased $48.2 million, or 31.2%, as compared to the same period in 2016.  The increase in our sales primarily reflects a 25.1% increase in consolidated tons shipped in 2017, compared to 2016, as demand for our products increased as a result of strengthening market conditions throughout 2017.  In addition, a 4.9% increase in sales dollars per ton was primarily due to product mix and better surcharge alignment. Our product sales to all of our end markets increased as noted in the above table.    Our premium alloy sales were $27.3 million, or 13.5% of total sales, for the year ended December 31, 2017, compared to $14.4 million, or 9.3% of total sales, for the year ended December 31, 2016.  Our premium alloy sales are primarily for the aerospace end market.

Gross margin:

Our gross margin, as a percentage of net sales, increased to 11.4% in 2017 from 8.8% for 2016.  The increase in gross margin is a result of better alignment of melt costs and surcharges, and the realization of manufacturing and productivity savings.  Gross margin in 2017 was adversely impacted by temporarily higher and unplanned maintenance costs as well as by costly outsourcing, as the Company ramps up its business in response to continued strong levels of backlog at a time of a tightening labor market.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  Our SG&A expenses increased by $1.3 million in the year ended December 31, 2017 as compared to the year ended December 31, 2016.   Approximately $1.0 million is due to increased employee costs, $0.2 million is due to higher stock based compensation expense, and $0.6 million of the increase is due to higher legal costs, reflecting external legal expenses related to a lawsuit against a supplier for unauthorized substitution of material and defense of a claim of non-compliant material.  These increases in SG&A were partially offset by $0.6 million reduction in variable compensation.  As a percentage of sales, our SG&A expenses were 9.3% and 11.3%, respectively, for the years ended December 31, 2017 and 2016, respectively.

Interest expense and deferred financing amortization:

Our interest costs on our debt increased to $4.0 million for the year ended December 31, 2017 from $3.7 million for the year ended December 31, 2016.  Approximately $0.2 of this increase is due to higher interest rates and approximately $0.1 is due to increased borrowings.  The interest rate on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain ratios.  Our deferred financing costs are associated with our credit facility and the Amended and Restated Convertible Notes (collectively, the “Notes”).  Our deferred financing costs decreased to $0.7 million from $1.0 million for the years ended December 31, 2017 and 2016, respectively.  The decrease in deferred financing costs is due to the 2016 write off of $0.8 million of deferred financing costs associated with our prior credit agreement when we entered into our new credit agreement in January 2016.

Other (income) expense:

Other income was less than $0.1 million in 2017 compared to approximately $0.2 million of expense for the same period of 2016.  This change reflects foreign currency losses in 2016 of $0.2 million.

Benefit from income taxes:

The 2017 income tax benefit of $7.6 million reflects a one-time adjustment due to the recently enacted tax rate reduction, fractionally offset by state tax items and new stock compensation accounting guidance for 2017.

Net income (loss):

We had net income of $7.6 million for the year ended December 31, 2017, reflecting the one-time tax benefit noted above, compared to a net loss of $5.3 million for the year ended December 31, 2016.

2016 Results as Compared to 2015

For the years ended December 31,	2016		2015
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$112,118	72.7%	$135,945	75.2%	$(23,827)	(17.5)%
High-strength low alloy steel	13,180	8.5	16,045	8.9	(2,865)	(17.9)
Tool steel	19,179	12.4	16,197	9.0	2,982	18.4
High-temperature alloy steel	6,057	3.9	7,557	4.2	(1,500)	(19.8)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	154,434	100.0	180,660	100.0	(26,226)	(14.5)
Cost of products sold	140,921	91.2	171,065	94.7	(30,144)	(17.6)
Gross margin	13,513	8.8	9,595	5.3	3,918	40.8
Selling, general and administrative expenses	17,482	11.3	19,406	10.7	(1,924)	(9.9)
Goodwill impairment	-	-	20,268	11.2	(20,268)	(100.0)

Operating loss	(3,969)	(2.5)	(30,079)	(16.6)	26,110	86.8
Interest expense	3,659	2.4	2,324	1.3	1,335	57.4
Deferred financing amortization	1,015	0.7	566	0.3	449	79.3
Other (income) expense	230	0.1	(153)	(0.1)	383	250.3
Loss before income taxes	(8,873)	(5.7)	(32,816)	(18.1)	23,943	73.0
Benefit from income taxes	(3,526)	(2.3)	(12,144)	(6.7)	8,618	71.0
Net loss	$(5,347)	(3.4)%	$(20,672)	(11.4)%	$15,325	74.1%
Tons shipped	31,372		32,388		(1,016)	(3.1)%
Sales dollars per shipped ton	$4,923		$5,578		$(655)	(11.7)%

Market Segment Information:

For the years ended December 31,	2016		2015
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$108,582	70.3%	$121,090	67.0%	$(12,508)	(10.3)%
Forgers	13,441	8.7	15,143	8.4	(1,702)	(11.2)
Rerollers	12,481	8.1	17,848	9.9	(5,367)	(30.1)
Original equipment manufacturers	16,030	10.4	21,663	12.0	(5,633)	(26.0)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	$154,434	100.0%	$180,660	100.0%	$(26,226)	(14.5)%

Melt Type Information:

For the years ended December 31,	2016		2015
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$136,178	88.2%	$158,145	87.6%	$(21,967)	(13.9)%
Premium alloys	14,356	9.3	17,599	9.7	(3,243)	(18.4)
Conversion services and other sales	3,900	2.5	4,916	2.7	(1,016)	(20.7)
Total net sales	$154,434	100.0%	$180,660	100.0%	$(26,226)	(14.5)%

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

Interest expense and deferred financing amortization:

Our interest costs on our debt increased to $3.7 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015.  This increase is primarily due to higher interest rates incurred on our debt in 2016, as compared to 2015, partially offset by lower debt balances in 2016.  The interest rate on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain ratios.  Our deferred financing costs are associated with our credit facility and the Notes.  Our deferred financing costs increased to $1.0 million from $0.6 million for the years ended December 31, 2016 and 2015, respectively.  The increase in deferred financing costs is due to the write off of $0.8 million of deferred financing costs associated with our prior credit agreement when we entered into our new credit agreement in January 2016, partially offset by decreased amortization of deferred financing costs from our new credit agreement.

Other (income) expense:

Other expense was approximately $0.2 million in 2016 compared to approximately $0.2 million of income for the same period of 2015.  This is due to an insurance recovery of approximately $0.2 million received in 2015 and foreign currency losses in 2016.

Benefit from income taxes:

Our effective tax rates for the years ended December 31, 2016 and 2015 were 39.7% and 37.0%, respectively. Our overall effective tax rate for the year ended December 31, 2016, which reflects a pre-tax loss, also includes approximately $0.4 million of current and prior year research and development tax credits.

Net loss:

We incurred a net loss of $5.3 million for the year ended December 31, 2016 compared to a net loss of $20.7 million for the year ended December 31, 2015.  Charges related to goodwill impairment, idle plant costs, supplier losses, non-cash inventory write-offs, employee severance and exit costs, and the exit of a non-compete contract negatively impacted the 2015 net income by $17.0 million.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

Net cash provided by operating activities:

During 2017, we generated net cash from operating activities of $1.1 million.  Our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, used $18.8 million of cash from operations.  Inventories increased by $27.4 million primarily due to increased demand, accounts receivable increased by $5.6 million due to increased sales in the fourth quarter of 2017, compared to the fourth quarter of

2016, and accounts payable increased by $14.2 million due to increased activity levels in the fourth quarter of 2017, compared to the fourth quarter of 2016.  Net income adjusted for non-cash expenses generated $20.3 million and all other operating activities used $0.4 million of cash in 2017.

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

Net cash used in investing activities:

During 2017, our capital spending, which is primarily discretionary in nature, was $8.0 million.

During 2016, our capital spending was $4.4 million.  We received $1.6 million from the sale of assets, including the reimbursement of $1.1 million of previous capital expenditures for assets that we ultimately leased in the first quarter of 2016.

Net cash used in financing activities:

During 2017, financing activities provided $7.0 million in cash.  We increased borrowings under the credit facility by $11.5 million, paid $5.1 million on the term loan and capital leases, and received $0.6 million in proceeds from the issuance of common stock.

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

The average costs per pound of nickel, chrome, molybdenum, and carbon scrap for the years ended December 31, 2017, 2016 and 2015 was as follows:

For the years ended December 31,	2017	2016	2015
Nickel	$4.72	$4.35	$5.37
Chrome	$1.45	$0.95	$1.08
Molybdenum	$8.22	$6.54	$6.85
Carbon scrap	$0.17	$0.10	$0.10

Sources: Nickel is the monthly average LME Cash Settlement Price; Chrome is the final monthly average as published by CRU; Molybdenum is the monthly average price on Metalprices.com; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported on Metalprices.com.

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

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin, or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the twelve months ended December 31, 2017, which was 3.37% on our Revolving Credit Facility and 3.87% for the Term Loan at December 31, 2017.

On October 23, 2017, the Company announced that it obtained a favorable amendment to the Credit Agreement that lowers the Company’s interest on its senior bank borrowings by 75 basis points.  At current borrowing levels, this change will reduce annual interest expense by approximately $0.4 million.  In addition, several terms of the Credit agreement were amended and will provide additional liquidity to the Company.

The Credit Agreement contains customary affirmative and negative covenants.  As of December 31, 2016, and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  The October 23, 2017 amendment made no changes to the financial covenants.  We were in compliance with our covenants under the Credit Agreement at December 31, 2017 and 2016.

At December 31, 2017, we had deferred financing costs of approximately $0.7 million, and amortized approximately $0.3 million of deferred financing costs for the twelve months ended December 31, 2017.  For the twelve months ended December 31, 2016, we paid deferred financing costs of $0.8 million related to the Credit Agreement, wrote off $0.8 million of fees related to the previous credit agreement and amortized $0.2 million of deferred financing costs.

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

Notes

On January 21, 2016, the Company entered into the Notes in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Notes amended and restated the Convertible Notes. The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Notes mature on March 17, 2019, and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required within 10 days of March 7, 2019.  If the Company elects to extend the maturity date of the Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required within 10 days of March 7, 2020.

The Notes bore interest at a rate of 4.0% per year through and including August 17, 2016.  The Notes bear interest at a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder could have elected at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes which is an integral multiple of $100,000. The Notes were convertible into shares of common stock and, in certain circumstances, cash, securities and/or other assets. The Notes were convertible based on an initial conversion rate of 21.2 shares of Common Stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $47.1675 per share). The conversion rate and the conversion price associated with the Notes could have been adjusted in certain circumstances. The Holder did not exercise the conversion rights prior to their expiration, and the rights are now void.

In conjunction with the issuance of the Notes on January 21, 2016, we made principal prepayments on the Notes totaling $1.0 million.

Capital Leases

Throughout 2017, the company entered into four capital leases for office and manufacturing equipment, with lease terms between three and six years.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the term of each lease.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.  The net present value of the minimum lease payments, at inception, was $0.5 million.

On February 1, 2016 and March 1, 2016, the Company entered into capital leases for equipment, each with a term of five years.  The net present value of the minimum lease payments, at inception, was $2.0 million.

Share-Based Activity

We issued 20,363, 30,754, and 33,175 shares of our common stock during the years ended December 31, 2017, 2016 and 2015, respectively, through our two share-based compensation plans.  In addition, in 2016 we issued 73,207 shares of the Company’s common stock to certain directors and officers of the Company, pursuant to the terms of the Credit Agreement.  In 2017, 22,125 stock options issued under the Omnibus Incentive Plan (“OIP”) were exercised for an aggregate exercise price of $0.3 million. In 2016, there were no stock options exercised under the OIP.  In 2015, 17,500 stock options issued under the OIP were exercised for an aggregate exercise price of $0.3 million.  During the years ended December 31, 2017, 2016 and 2015, respectively, there were 128,325, 47,250 and 108,825 options forfeited under the two plans.  The remaining shares were issued to participants in the Employee Stock Purchase Plan. Additionally, during the year ended December 31, 2017, we granted 14,280 restricted stock units to certain employees and directors, and during the year ended December 31, 2016, we granted 95,000 restricted stock units to certain employees.  There were 27,000 restricted stock units forfeited in 2017.

Contractual Obligations.

At December 31, 2017, we had the following contractual principal, interest and purchase obligations:

	Payments due by period
		Less than	1-3
(dollars in thousands)	Total	1 year	years	Thereafter
Long-term debt (A)	$87,921	$8,045	$32,537	$47,339
Purchase obligations - other (B)	12,070	8,967	2,604	499
Purchase obligations - capital expenditures (B)	8,915	8,915	-	-
Total contractual obligations	$108,906	$25,927	$35,141	$47,838

(A)

Amounts include interest expense, which was estimated based upon the December 31, 2017 interest rate for our debt and assumes that debt will not be repaid until its maturity.  The 1-3 years period includes the maturity of $19.0 million of the Notes in 2019 which, at the discretion of the Company, may be extended until 2020 or 2021.

(B)	Purchase obligations include the value of all open purchase orders with established quantities and purchase prices as well as minimum purchase commitments and operating leases.

CONTINGENT ITEMS

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2017.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations.   PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was deemed necessary as of December 31, 2017, 2016 and 2015.

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

The calculation for our share-based compensation expense involves a number of assumptions.  Management believes each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations.  Management estimates volatility based on historical data, future expectations and the expected term of the share-based compensation awards.  The assumptions, however, involve inherent uncertainties.  As a result, if other assumptions had been used, share-based compensation expense could have varied.

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

At December 31, 2017, we had $59.6 million of floating rate debt outstanding with an interest rate between 3.37% and 6.0%.  Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense.  A hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our pre-tax results by $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer	Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/   Schneider Downs & Co., Inc.

Schneider Downs & Co., Inc.

We have served as the Company’s auditor since 2003.

Pittsburgh, Pennsylvania

February 23, 2018

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2017	2016	2015
(dollars in thousands, except per share information)
Net sales	$202,643	$154,434	$180,660
Cost of products sold	179,609	140,921	171,065
Gross margin	23,034	13,513	9,595
Selling, general and administrative expenses	18,797	17,482	19,406
Goodwill impairment	-	-	20,268
Operating income (loss)	4,237	(3,969)	(30,079)
Interest expense and other financing costs	4,277	4,674	2,890
Other (income) expense	(49)	230	(153)
Income (loss) before income taxes	9	(8,873)	(32,816)
Benefit from income taxes	(7,601)	(3,526)	(12,144)
Net income (loss)	$7,610	$(5,347)	$(20,672)
Basic earnings (loss) per share	$1.05	$(0.74)	$(2.92)
Diluted earnings (loss) per share	$1.03	$(0.74)	$(2.92)
Weighted average shares of common stock outstanding:
Basic	7,225,697	7,193,300	7,069,954
Diluted	7,374,805	7,193,300	7,069,954

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,	2017	2016	2015
(dollars in thousands)
Net income (loss)	$7,610	$(5,347)	$(20,672)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on foreign currency contracts, net of tax	(114)	21	-

Comprehensive income (loss)	$7,496	$(5,326)	$(20,672)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016
(dollars in thousands)
ASSETS
Current assets:
Cash	$207	$75
Accounts receivable (less allowance for doubtful accounts of $456 and $309, respectively)	24,990	19,437
Inventory, net	116,663	91,342
Other current assets	4,404	2,729
Total current assets	146,264	113,583
Property, plant and equipment, net	174,444	182,398
Other long-term assets	523	64
Total assets	$321,231	$296,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,898	$19,906
Accrued employment costs	4,075	3,803
Current portion of long-term debt	4,707	4,579
Other current liabilities	1,268	898
Total current liabilities	44,948	29,186
Long-term debt	75,006	67,998
Deferred income taxes	9,605	17,629
Other long-term liabilities	4	12
Total liabilities	129,563	114,825
Commitments and contingencies (Note 11)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,550,642 and 7,508,154 shares issued, respectively	8	8
Additional paid-in capital	58,514	56,397
Other comprehensive income (loss)	(93)	21
Retained earnings	135,529	127,084
Treasury stock, at cost; 292,855 common shares held, respectively	(2,290)	(2,290)
Total stockholders’ equity	191,668	181,220
Total liabilities and stockholders’ equity	$321,231	$296,045

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2017	2016	2015
(dollars in thousands)
Operating Activities:
Net income (loss)	$7,610	$(5,347)	$(20,672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,823	18,533	18,608
Deferred income tax	(7,593)	(3,525)	(12,060)
Write-off of deferred financing costs	-	768	-
Share-based compensation expense, net	1,564	1,405	1,865
Net gain on asset disposals	(70)	(340)	-
Goodwill impairment	-	-	20,268
Changes in assets and liabilities:
Accounts receivable, net	(5,567)	(1,754)	11,374
Inventory, net	(27,378)	(9,155)	15,929
Accounts payable	14,178	7,096	(13,009)
Accrued employment costs	272	547	(2,755)
Income taxes	77	200	(248)
Other, net	(811)	(22)	(130)
Net cash provided by operating activities	1,105	8,406	19,170
Investing Activities:
Capital expenditures	(7,996)	(4,376)	(9,551)
Proceeds from sale of property, plant and equipment	70	1,571	-
Proceeds from insurance recovery	-	-	218
Net cash used in investing activities	(7,926)	(2,805)	(9,333)
Financing Activities:
Borrowings under revolving credit facility	350,314	241,152	73,515
Payments on revolving credit facility	(338,836)	(259,243)	(80,253)
Borrowings under term loan facility	-	30,000	-
Payments on term loan facility, capital leases, and convertible notes	(5,078)	(17,448)	(3,000)
Proceeds from the issuance of common stock	553	651	455
Payment of deferred financing costs	-	(750)	(584)
Net cash provided by (used in) financing activities	6,953	(5,638)	(9,867)
Net increase (decrease) in cash	132	(37)	(30)
Cash at beginning of period	75	112	142
Cash at end of period	$207	$75	$112
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,027	$3,451	$2,384
Income taxes paid (refunded), net	$(85)	$(201)	$165

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common		Additional			other
	shares	Common	paid-in	Retained	Treasury	comprehensive	Treasury
	outstanding	stock	capital	earnings	shares	income (loss)	stock
(dollars in thousands)
Balance at January 1, 2015	7,078,163	$7	$52,810	$153,103	292,855	$-	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	15,675	-	188	-	-	-	-
Exercise of stock options	17,500	-	267	-	-	-	-
Tax impact on RSUs vested and options exercised or forfeited	-	-	(301)	-	-	-	-
Share-based compensation	-	-	1,865	-	-	-	-
Net loss	-	-	-	(20,672)	-	-	-
Balance at December 31, 2015	7,111,338	7	54,829	132,431	292,855	-	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	17,268	-	151	-	-	-	-
Capital investment	73,207	1	500	-	-	-	-
Tax impact on RSUs vested and options exercised or forfeited	-	-	(488)	-	-	-	-
Share-based compensation	13,486	-	1,405	-	-	-	-
Net gain on derivative instruments	-	-	-	-	-	21	-
Net loss	-	-	-	(5,347)	-	-	-
Balance at December 31, 2016	7,215,299	8	56,397	127,084	292,855	21	(2,290)
Common stock issuance under
Employee Stock Purchase Plan	16,185	-	226	-	-	-	-
Exercise of stock options	22,125	-	327	-	-	-	-
Share-based compensation	4,178	-	1,564	-	-	-	-
Net loss on derivative instruments	-	-	-	-	-	(114)	-
Retroactive adoption of ASU 2016-09	-	-	-	835	-	-	-
Net income	-	-	-	7,610	-	-	-

Balance at December 31, 2017	7,257,787	$8	$58,514	$135,529	292,855	$(93)	$(2,290)

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or cash collateral.  During 2017, we had one customer which accounted for more than 17% of our total net sales and for 3% of our total accounts receivable balance.  During 2016, we had one customer that accounted for more than 20% of our total net sales and for 4% of our total accounts receivable balance.  During 2015, we had one customer that accounted for more than 16% of our total net sales and for 7% of our total accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 9%, of 2017, 2016 and 2015 total net sales.  The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.  Receivables are charged-off to the allowance when they are deemed to be uncollectible.  Bad debt expense, net of recoveries, was $0.2 million for the years ended December 31, 2017, 2016 and 2015.

Inventories.  Inventories are stated at the lower of cost or market with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2017 was an increase of $0.7 million, primarily due to the aging of slow moving material. The net change in inventory reserves for the years ended December 31, 2016 and 2015 was a $0.5 million increase and a $0.1 million decrease, respectively.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives.  During the years ended December 31, 2017, 2016 and 2015, we amortized these operating materials in the amount of $2.1 million, $1.6 million and $1.8 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a twelve to thirty-six month period.  Other maintenance costs are expensed as incurred.  Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2017, 2016 and 2015 was $18.8 million, $15.7 million and $16.9 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between five and 20 years.  Our total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $16.5 million, $16.7 million and $15.8 million, respectively, of which $16.2 million, $16.3 million and $15.4 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was deemed necessary as of December 31, 2017, 2016 and 2015.  Our intangible assets were fully amortized at December 31, 2015.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.2 million and $0.6 million, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows.  In the first quarter of 2016, the Company wrote off $0.8 million of deferred financing costs related to the prior credit facility due to entering into the new Credit Agreement on January 21, 2016.  These costs are included as a component of interest expense and other financing costs on the consolidated statements of operations and are broken out separately on the consolidated statement of cash flows.  At December 31, 2017 and 2016, we had $0.7 million and $1.0 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

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

The following table presents net sales by product line:

For the years ended December 31,	2017	2016	2015
(dollars in thousands)
Stainless steel	$139,603	$112,118	$135,945
High-strength low alloy steel	15,693	13,180	16,045
Tool steel	32,279	19,179	16,197
High-temperature alloy steel	12,435	6,057	7,557
Conversion services and other sales	2,633	3,900	4,916
Total net sales	$202,643	$154,434	$180,660

Income Taxes.  Deferred income taxes are provided for net operating losses, unused tax credits earned and the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  We use the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that the asset will not be realized. Income tax penalties and interest are included in the provision for income tax expense.

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2017, 2016 and 2015.

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

Net Income (Loss) per Common Share.  Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss), adjusted to include interest expense (tax effected) for the convertible notes by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.  All shares that were issuable under our outstanding Notes were considered outstanding for our diluted net income per common share computation, using the “if converted” method of accounting from the date of issuance.

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

Recently Adopted Accounting Pronouncement

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU, eliminating additional paid in capital (“APIC”) pools.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  This ASU also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  As a result of the implementation of this guidance, we recorded an adjustment to retained earnings of $0.8 million and a corresponding deferred tax asset for the cumulative effect of excess tax benefits that were not previously recognized.  We recorded $0.4 million of tax expense as discrete items in the twelve months ended December 31, 2017 for the expiration of stock options.  This amount would have been recorded to APIC under previous guidance.  We have elected to account for forfeitures as they occur.

Effective January 1, 2017, we adopted the FASB ASU 2015-11 “Simplifying the Measurement of Inventory”.  This ASU simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method.  Under the new standard, inventory should be valued at the lower of cost or net realizable value.  The implementation of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.   This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on the financial statements.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards and supersedes Accounting Standards Codification 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  We have evaluated this guidance, and determined that the accounting treatment would change for a small, select group of the products we produce.  We do not expect that implementation in the first quarter of 2018 using the modified retrospective approach will have a material effect on revenue, gross margin or operating income.

Note 2: Inventory

The major classes of inventory are as follows:

December 31,	2017	2016
(dollars in thousands)
Raw materials and starting stock	$8,527	$5,769
Semi-finished and finished steel products	99,820	77,510
Operating materials	10,850	9,893
Gross inventory	119,197	93,172
Inventory reserves	(2,534)	(1,830)
Total inventory, net	$116,663	$91,342

Note 3: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2017	2016
(dollars in thousands)
Land and land improvements	$7,377	$7,377
Buildings	50,058	49,445
Machinery and equipment	252,010	245,694
Construction in progress	5,239	3,610
Gross property, plant and equipment	314,684	306,126
Accumulated depreciation	(140,240)	(123,728)
Property, plant and equipment, net	$174,444	$182,398

Note 4: Long-Term Debt

Long-term debt consists of the following:

December 31,	2017	2016
(dollars in thousands)
Term loan	$21,541	$26,273
Revolving credit facility	38,024	26,546
Notes	19,000	19,000
Capital leases	1,897	1,763
Swing loan credit facility	-	-
	80,462	73,582
Less: current portion of long-term debt	(4,707)	(4,579)
Less: deferred financing costs	(749)	(1,005)

Long-term debt	$75,006	$67,998

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

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the Notes (as defined below) (in either case, the “Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the twelve months ended December 31, 2017, which was 3.37% on our Revolving Credit Facility and 3.87% for the Term Loan at December 31, 2017.

On October 23, 2017, the Company announced that it obtained a favorable amendment to the Credit Agreement that lowers the Company’s interest on its senior bank borrowings by 75 basis points.  At current borrowing levels, this change will reduce annual interest expense by approximately $0.4 million.  In addition, several terms of the Credit agreement were amended and will provide additional liquidity to the Company.

The Credit Agreement contains customary affirmative and negative covenants.  As of December 31, 2016, and as of the end of each fiscal quarter ending thereafter, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  The October 23, 2017 amendment made no changes to the financial covenants.  We were in compliance with our covenants under the Credit Agreement at December 31, 2017and 2016.

At December 31, 2017, we had deferred financing costs of approximately $0.7 million, and amortized $0.3 million of deferred financing costs for the twelve months ended December31, 2017.  For the twelve months ended December 31, 2016, we paid deferred financing costs of $0.8 million related to the Credit Agreement, wrote off $0.8 million of fees related to the previous credit agreement and amortized $0.2 million of deferred financing costs.

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

The aggregate annual principal payments due under our Credit Agreement at December 31, 2017, are as follows:

(dollars in thousands)
2018	$4,286
2019	4,286
2020	4,286
2021	46,707
2022	-
$59,565

Notes

On January 21, 2016, the Company entered into the Notes in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (the “Holder”). The Notes amended and restated the Convertible Notes. The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Notes mature on March 17, 2019, and the maturity date may be extended, at the Company’s option, to March 17, 2020 and further to March 17, 2021.  If the Company elects to extend the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required within 10 days of March 7, 2019.  If the Company elects to extend the maturity date of the Notes further to March 17, 2021, principal payments in the aggregate of $2.0 million will be required within 10 days of March 7, 2020.

The Notes bore interest at a rate of 4.0% per year through and including August 17, 2016.  The Notes bear interest at a rate of 5.0% per year from August 18, 2016 through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest is payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder could have elected at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes which is an integral multiple of $100,000. The Notes are convertible into shares of common stock and, in certain circumstances, cash, securities and/or other assets. The Notes were convertible based on an initial conversion rate of 21.2 shares of Common Stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $47.1675 per share). The conversion rate and the conversion price associated with the Notes could have been adjusted in certain circumstances. The Holder did not exercise the conversion rights prior to their expiration, and the rights are now void.

In conjunction with the issuance of the Notes on January 21, 2016, we made principal prepayments on the Notes totaling $1.0 million.

Capital Leases

Throughout 2017, the company entered into four capital leases for office and manufacturing equipment, with lease terms between three and six years. The assets are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the term of each lease.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt. These amounts have been excluded from the Consolidated Statement of Cash Flows as they are non-cash.  The net present value of the minimum lease payments, at inception, was $0.5 million.

On February 1, 2016 and March 1, 2016, the Company entered into capital leases for equipment, each with a term of five years.  The net present value of the minimum lease payments, at inception, was $2.0 million.

As of December 31, 2017, future minimum lease payments applicable to capital leases were as follows:

2018	591
2019	591
2020	569
2021	467
2022	56
2023	15
Total minimum capital lease payments	$2,289
Less amounts representing interest	(392)
Present value of net minimum capital lease payments	$1,897
Less current obligation	(422)
Total long-term capital lease obligation	$1,475

There were no capital lease obligations at December 31, 2015.  Accumulated amortization of capital lease assets as of December 31, 2017 was $0.7 million, of which $0.4 million and $0.3 million was amortized for the twelve months ended December 31, 2017 and 2016, respectively.  Capital lease amortization is included in cost of products sold in the Consolidated Statement of Operations.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2017 and 2016 due to their short-term nature (Level 1).  The fair value of the Term Loan and Revolver at December 31, 2017 and 2016 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At December 31, 2017 and 2016, the fair value of our Notes was approximately $18.8 million and $18.4 million, respectively (Level 2).

Note 6:  Derivatives and Hedging

The Company invoices certain customers in foreign currencies.  In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, during 2017 and 2016, the Company entered into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.  The notional value of these contracts at December 31, 2017 was $4.5 million and an unrealized loss of $93,000 was recorded in accumulated other comprehensive loss at December 31, 2017.  The notional value of these contracts at December 31, 2016 was $2.4 million and an unrealized gain of $21,000 was recorded in accumulated other comprehensive income at December 31, 2016.

Note 7: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2017, 2016 and 2015 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2017	2016	2015
(dollars in thousands)
Current (benefit) provision
Federal	$(28)	$8	$(105)
State	21	5	56
Deferred provision (benefit)
Federal	114	(3,501)	(11,843)
State	568	(38)	(252)

Benefit related to a change in enacted tax law	(8,276)	-	-

Benefit from income taxes	$(7,601)	$(3,526)	$(12,144)

A reconciliation of the federal statutory tax amount and our tax benefit is as follows:

For the years ended December 31,	2017	2016	2015
Tax provision (benefit) at statutory tax rate	$3	$(3,106)	$(11,486)
State income taxes, net of federal impact	3	(39)	(182)
Research and development tax credit	(425)	(439)	(517)
Valuation allowance, net of federal impact	475	-	-
Impact of changes in enacted tax law	(8,276)	-	-
Adjustments to deferred taxes	506	4	(61)
Other, net	113	54	102
Benefit from income taxes	$(7,601)	$(3,526)	$(12,144)

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, effective for tax years beginning in 2018. We recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $8.3 million in tax benefits, which relates almost entirely to the remeasurement of deferred tax liabilities to the 21% tax rate. The Company expects the Tax Act changes to result in an effective tax rate of approximately 20% in 2018 and thereafter.  Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

In 2017, we recorded a $0.5 million valuation allowance against our Pennsylvania deferred tax assets due to a change in Pennsylvania tax law. We continue to record a full valuation allowance against our New York deferred tax assets due to the zero percent (0%) state income tax rate for qualified manufacturers.  We have determined that federal and other state deferred tax assets are expected to be realized and have not recorded any additional valuation allowances.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2017	2016
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$12,894	$22,533
Inventory	549	649
Share-based compensation	2,186	3,506
Receivables	194	182
Accrued liabilities	349	689
Other	32	82
Total deferred tax assets	$16,204	$27,641
Deferred tax liabilities:
Property, plant and equipment	$24,970	$44,498
Other	839	772
Total deferred tax liabilities	$25,809	$45,270
Total noncurrent deferred income taxes	$9,605	$17,629

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $45.0 million and $53.0 million of net operating loss carryforwards at December 31, 2017 and 2016, respectively. The net operating loss carryforwards begin to expire in 2031.  In addition, we have credit carryforwards associated with our research and development activities of $3.1 million and $2.7 million as of December 31, 2017 and 2016, respectively.  The research and development credit carryforwards being to expire in 2030.

We have state net operating loss carryforwards of $9.1  million and $9.2 million, of which $7.4 million and $0.0 million, respectively, have a valuation allowance, and state credit carryforwards of $0.2 and $0.3 million at December 31, 2017 and 2016, respectively.  The valuation allowance was $2.5 million and $1.6 million at December 31, 2017 and 2016, respectively. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2013.  We are subject to examination by most state tax jurisdictions for tax years after 2013.

Note 8: Net Income (Loss) Per Common Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2017, 2016 and 2015 is as follows:

For the years ended December 31,	2017	2016	2015
(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$7,610	$(5,347)	$(20,672)
Adjustment for interest expense on convertible notes	-	-	-
Net income (loss), as adjusted	$7,610	$(5,347)	$(20,672)
Denominator:
Weighted average number of shares of common stock outstanding	7,225,697	7,193,300	7,069,954
Weighted average effect of dilutive stock options and other stock compensation	149,108	-	-
Weighted average effect of assumed conversion of convertible notes	-	-	-
Weighted average number of shares of common stock outstanding, as adjusted	7,374,805	7,193,300	7,069,954
Net income (loss) per common share:
Basic earnings (loss) per share	$1.05	$(0.74)	$(2.92)
Diluted earnings (loss) per share	$1.03	$(0.74)	$(2.92)

An adjustment for interest expense on convertible notes was excluded from the income per share calculation for the years ended December 31, 2017, 2016 and 2015 as a result of the convertible notes being antidilutive.

There were 590,350, 844,000 and 635,200 options to purchase shares of common stock, at an average price of $30.63, $27.13 and $30.67 for the years ended December 31, 2017, 2016 and 2015, respectively, that were not included in the computation of diluted net income (loss) per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted earnings per share for the year ended December 31, 2017 excludes 268,351 shares, and for the year ended December 31, 2016 excludes 408,459 shares, and for the year ended December 31, 2015 excludes 428,140 shares, for the assumed conversion of the Notes as a result of the convertible notes being antidilutive.  In addition, the calculation of diluted earnings per share for the year ended December 31, 2016 and 2015 would have included 6,575 and  21,774 shares, respectively, for the assumed exercise of options and restricted stock units under our share incentive plans except that we were in a net loss position and the impact would have been antidilutive.

Note 9: Incentive Compensation Plans

At December 31, 2017, we had four incentive compensation plans that are described below:

Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan

We maintain the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by our stockholders in May 2017.  The 2017 Plan permits the issuance of stock options, restricted stock, restricted stock units, other stock-based awards and performance awards to officers, employees, non-employee directors, and consultants and advisors to the Company.  At inception, there were 568,357 shares authorized for issuance under the 2017 Plan.

When adopted, the 2017 Plan replaced the Omnibus Incentive Plan (“OIP”).  Any awards outstanding under the OIP will remain subject to and be paid under the OIP.  No new awards will be granted under the OIP.  Any shares subject to outstanding awards under the OIP that cease to be subject to such awards after the adoption of the 2017 Plan will increase the shares authorized under the 2017 Plan.  At December 31, 2017, there were 631,624 shares available for grant under the 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012.  The OIP permits the issuance of stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who are expected to contribute to our future growth and success.  With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2017 under OIP.

Stock Options

The option price for options granted under the both the 2017 Plan and OIP is equal to the fair market value of the common stock at the date of grant.  Options granted to non-employee directors vest over a three-year period, and options granted to employees vest over a four-year period.  All options under both the 2017 Plan and OIP will expire no later than ten years after the grant date.  Forfeited options may be reissued and are included in the amount available for grants.

A summary of stock option activity as of and for the year ended December 31, 2017 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)

Outstanding at December 31, 2016	327,275	$8.05	934,600	$23.62
Stock options granted	99,900	9.60	99,900	19.84
Stock options exercised	-	-	(22,125)	14.77
Stock options vested	(127,700)	9.73	-	-
Stock options forfeited	(52,275)	7.44	(128,325)	22.82
Outstanding at December 31, 2017	247,200	$7.94	884,050	$23.53	5.8
Exercisable at December 31, 2017			636,850	$26.56	4.5

Proceeds from stock option exercises totaled $0.3 million and $0.3 million for the years ended December 31, 2017 and 2015, respectively.  There were no stock option exercises in 2016.  Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $21.42 at December 31, 2017, the aggregate intrinsic value of outstanding and exercisable stock options was $2.9 million and $1.4 million, respectively.  Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.  The aggregate intrinsic value of stock options exercised for the years ended December 31, 2017 and 2015 was $0.1 million and $0.1 million, respectively.  The total fair value of stock option awards vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.2 million and $1.0 million, respectively.

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

Share-based compensation expense related to stock options totaled $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards.  Unrecognized share-based compensation expense related to non-vested stock option awards totaled $1.7 million at December 31, 2017.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.6 years.  We recognized no tax benefit for the exercise of stock options during the years ended December 31, 2017, 2016 and 2015.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant.  We use the Black-Scholes option-pricing model.  Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $9.60, $5.85 and $6.99, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2017	2016	2015
Risk-free interest rate	1.92% to 2.29%	1.42% to 2.39%	1.77% to 2.19%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	45% to 53%	51% to 53%	49% to 55%
Weighted-average expected market price volatility	47.4%	51.0%	52.6%
Expected term	5.6 to 7.5 years	5.6 to 7.5 years	5.6 to 7.5 years

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2017 and 2016 is presented below:

		Weighted-
		average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2015	-	$-
Restricted stock granted	95,000	14.75
Restricted stock forfeited	-	-

Balance, December 31, 2016	95,000	14.75
Restricted stock granted in May	6,780	18.00
Restricted stock granted in November	7,500	20.29
Restricted stock forfeited	(27,000)	14.96

Balance, December 31, 2017	82,280	$15.45

As of December 31, 2015, all of the restricted shares issued in 2012 had vested.  Share-based compensation expense related to restricted stock totaled $0.4 million, $0.1 million, and $0.4 for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, we granted 14,280 time-based restricted stock units to certain employees and directors.  The restricted stock units vest over four years for employees and three years for directors.  The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.  During the year ended December 31, 2016, we granted 95,000 time-based restricted stock units to certain employees, which vest over two or four years. As of December 31, 2017, total unrecognized compensation cost related to non-vested time-based restricted stock units was $0.9 million.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2017, we have issued 212,089 shares of common stock since the Plan’s inception.

Cash Incentive Plans

We have a variable incentive compensation plan covering certain key executives and senior management and profit-sharing plans and a key performance plan that cover the remaining employees.  The variable incentive compensation plan aligns the compensation of executive officers and senior management with the performance expectations of the Board of Directors in order to motivate and reward them for the achievement of Company performance metrics.  The profit-sharing plans provide for the sharing of pre-tax profits in excess of specified amounts at our Bridgeville, Dunkirk and Titusville facilities.  The key performance plan provides a cash incentive for achieving certain performance metrics at our North Jackson facility.  For the years ended December 31, 2017, 2016 and 2015, we expensed $1.9 million, $1.5 million and $1.0 million, respectively, under these cash incentive plans of which $1.4 million $0.4 million and $0.4 million, respectively, was included as a component of cost of products sold while the remainder was included in selling and administrative expense.  At December 31, 2017 and 2016, we had liabilities of $1.2 million as a component of accrued employment costs on our consolidated balance sheets related to these cash incentive plans.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility.  We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, which expires in August 2018 and a fixed monthly contribution on behalf of each salary employee.  The trustees of the Trust have provided us with the latest data available for the Trust year ending December 31, 2016.  As of that date, the Trust is not fully funded.  We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements.  If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2017	2016	implemented	2017	2016	2015	imposed
Trust	23-6648508 / 499	Green	Green	No	$773	$681	$737	No

The total expense of all retirement plans for the years ended December 31, 2017, 2016 and 2015 was $1.8, $1.6 and $1.6 million, respectively.  No other post-retirement benefit plans exist.

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2017, our total purchase obligations were $21.0 million, of which $17.9 million will be due in 2018.

Note 12: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2017 Data:
Net sales	$48,875	$52,607	$50,887	$50,274
Gross margin	$4,245	$7,166	$5,464	$6,159
Operating income (loss)	$(484)	$2,667	$1,016	$1,038
(Benefit) provision for income taxes	$(262)	$369	$176	$(7,884)
Net income (loss)	$(1,219)	$1,228	$(259)	$7,860
Net income (loss) per common share
Basic	$(0.17)	$0.17	$(0.04)	$1.09
Diluted	$(0.17)	$0.17	$(0.04)	$1.06
2016 Data:
Net sales	$39,594	$41,030	$39,651	$34,159
Gross margin	$1,341	$4,339	$4,734	$3,099
Operating income (loss)	$(2,497)	$(252)	$230	$(1,450)
Benefit from income taxes	$(1,920)	$(437)	$(292)	$(877)
Net loss	$(2,440)	$(802)	$(520)	$(1,585)
Net loss per common share:
Basic	$(0.34)	$(0.11)	$(0.07)	$(0.22)
Diluted	$(0.34)	$(0.11)	$(0.07)	$(0.22)

Net income (loss) per common share amounts for each quarter is required to be computed independently. As a result, their sum may not equal the total year earnings per share amounts.

Note 13: Subsequent Events

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chairman, President and Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chairman, President and Chief Executive Officer, also in his capacity as the Principal Financial and Accounting officer, concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.  Management’s Report on our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently using qualified temporary resources to maintain its effectiveness and internal control environment within the Finance function while a new Chief Financial Officer is being recruited.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2018 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference.  With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2017 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)

Equity compensation plans approved by security holders	884,050	$23.53	719,535

Equity compensation plans not approved by security holders	-	-	-

Total	884,050	$23.53	719,535

(A)

Includes 631,624 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 87,911 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2017, 2016 and 2015	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2017	$309	$159	(12)	$456
Year ended December 31, 2016	249	$163	$(103)	$309
Year ended December 31, 2015	17	239	(7)	249
Valuation allowance for deferred income taxes:
Year ended December 31, 2017	$1,553	$912	$	$2,465
Year ended December 31, 2016	1,582	-	(29)	1,553
Year ended December 31, 2015	1,582	-	-	1,582

(A)	Represents write-off of bad debts net of recoveries

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Filed herewith.

3.3	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Amended and Restated Note, dated January 21, 2016	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Filed herewith.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.7	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.9	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.10	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.11	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION

10.12	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

10.14	Form of Stock Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on February 3, 2016.

10.15	Amendment to the Universal Stainless & Alloy Products, Inc. Employee Stock Purchase Plan, dated as of May 12, 2016.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on May 13, 2016.

10.16	Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.17

First Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 12, 2017, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the lenders party thereto and PNC Bank National Association, as Administrative Agent.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.18

Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 23, 2017, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the lenders party thereto and PNC Bank National Association, as Administrative Agent

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on October 23, 2017.

10.19	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

EXHIBIT NUMBER	DESCRIPTION
10.21	Form of Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.22	Form of Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016 (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

* -	Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 23, 2018
Dennis M. Oates	Director (Principal Executive, Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 23, 2018
Christopher L. Ayers

/s/ Douglas M. Dunn	Director	February 23, 2018
Douglas M. Dunn

/s/ M. David Kornblatt	Director	February 23, 2018
M. David Kornblatt

/s/ Udi Toledano	Director	February 23, 2018
Udi Toledano