Form 10-Q
period 2018-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2018-04-25
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of April 24, 2018, there were 7,265,560 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Net sales	$63,737	$48,875
Cost of products sold	54,465	44,630

Gross margin	9,272	4,245
Selling, general and administrative expenses	5,207	4,729

Operating income (loss)	4,065	(484)
Interest expense and other financing costs	1,206	1,003
Other (income) expense, net	(43)	(6)

Income (loss) before income taxes	2,902	(1,481)
Provision (benefit) for income taxes	777	(262)

Net income (loss)	$2,125	$(1,219)

Net income (loss) per common share - Basic	$0.29	$(0.17)

Net income (loss) per common share - Diluted	$0.28	$(0.17)

Weighted average shares of common stock outstanding
Basic	7,261,966	7,216,447
Diluted	7,492,972	7,216,447

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Net income (loss)	$2,125	$(1,219)
Other Comprehensive income (loss), net of tax
Unrealized income (loss) on foreign currency contracts	(58)	(31)
Comprehensive income (loss)	$2,067	$(1,250)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	March 31,	December 31,
	2018	2017
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$228	$207
Accounts receivable (less allowance for doubtful accounts of $456 and $456, respectively)	33,593	24,990
Inventory, net	119,961	116,663
Other current assets	4,047	4,404

Total current assets	157,829	146,264

Property, plant and equipment, net	173,870	174,444
Other long-term assets	8,854	523

Total assets	$340,553	$321,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,371	$34,898
Accrued employment costs	3,501	4,075
Current portion of long-term debt	6,718	4,707
Other current liabilities	1,177	1,268

Total current liabilities	39,767	44,948

Long-term debt, net	93,187	75,006
Deferred income taxes	10,361	9,605
Other long-term liabilities, net	3,015	4

Total liabilities	146,330	129,563

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 7,558,040 and 7,550,642 shares issued, respectively	8	8
Additional paid-in capital	59,001	58,514
Other comprehensive income (loss)	(151)	(93)
Retained earnings	137,655	135,529
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	194,223	191,668

Total liabilities and stockholders’ equity	$340,553	$321,231

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Operating Activities:
Net income (loss)	$2,125	$(1,219)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,756	4,717
Deferred income tax	772	(296)
Share-based compensation expense	326	534
Changes in assets and liabilities:
Accounts receivable, net	(8,604)	(6,523)
Inventory, net	(3,832)	(4,499)
Accounts payable	(7,699)	9,423
Accrued employment costs	(499)	(1,371)
Income taxes	5	32
Other, net	296	(790)

Net cash (used in) provided by operating activities	(12,354)	8

Investing Activity:
Capital expenditures	(2,485)	(1,413)

Net cash (used in) investing activity	(2,485)	(1,413)

Financing Activities:
Borrowings under revolving credit facility	128,729	71,863
Payments on revolving credit facility	(107,080)	(68,721)
Proceeds under New Markets Tax Credit financing	3,010	-
Payments on term loan facility, capital leases, and notes	(1,172)	(1,598)
Payments on deferred financing costs	(351)	-
Proceeds from the common stock exercised	54	-

Net cash provided by financing activities	23,190	1,544

Net increase in cash and restricted cash	8,351	139
Cash and restricted cash at beginning of period	207	75

Cash and restricted cash at end of period	$8,558	$214

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flow.

	March 31, 2018	March 31, 2017
Cash	$228	$214
Restricted cash included in other long-term assets	8,330	-
Total cash and restricted cash	$8,558	$214

Amounts included in restricted cash represent those funds required to be used pursuant to the construction of a new bar cell unit at the Company's Dunkirk, NY facility. These funds were obtained pursuant to the terms of the New Markets Tax Credit Program.

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE, and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 6, New Markets Tax Credit Financing Transaction, for a description of the VIE’s included in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s product sales continue to generally be recognized when products are shipped (i.e. point in time). As such, the adoption of ASU 2014-09 had no material effect on revenue, gross margin or operating income; however, the Company has now presented the disclosures required by this new standard, refer to Note 3.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or (“ASU 2016-18”). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. We adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to our prior period Consolidated Statement of Cash Flow.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income,” that will permit companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of the ASU will be optional, and companies will need to disclose if it elects not to adopt the ASU. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption will be permitted, including adoption in any interim period, for financial statements that have not yet been issued or made available for issuance. Entities will have the option to apply the amendments retrospectively or to record the reclassification as of the beginning of the period of adoption. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

Note 2: Net income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended
	March 31,

(dollars in thousands, except per share amounts)	2018	2017

Numerator:

Net income (loss)	$2,125	$(1,219)
Adjustment for interest expense on notes (A)	-	-

Net income (loss), as adjusted	$2,125	$(1,219)

Denominator:

Weighted average number of shares of common stock outstanding	7,261,966	7,216,447
Weighted average effect of dilutive stock options and other stock compensation	231,006	-

Weighted average number of shares of common stock outstanding, as adjusted	7,492,972	7,216,447

Net income per common share:

Net income (loss) per common share - Basic	$0.29	$(0.17)

Net income (loss) per common share - Diluted	$0.28	$(0.17)

(A)	An adjustment for interest expense on notes was excluded from the loss per share calculation for the three months ended March 31, 2017 as a result of the notes being antidilutive.

We had options to purchase 338,550 and 625,800 shares of common stock outstanding at an average price of $33.84 and $30.17 for the three months ended March 31, 2018 and 2017, respectively. The shares were excluded in the computation of diluted net loss per common share for the three months ended March 31, 2017. These outstanding options were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock.  The calculation of diluted net loss per common share for the three months ended March 31, 2017 excluded 406,847 shares, for the assumed conversion of notes as a result of being anti-dilutive.  The calculation of diluted net loss per common share for the three months ended March 31, 2017 excluded 73,609  shares, for the assumed exercise of stock options as a result of being in a net loss position.  In addition, the calculation of diluted net loss per share for the three months ended March 31, 2017 excluded 7,708 shares for the issuance of stock for restricted stock units.

Note 3: Revenue Recognition

The Company’s revenues are primarily comprised of sales of products. Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue.

The Company’s revenue is primarily from products transferred to customers at a point in time. The Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon shipment.

The Company has evaluated the impact of the new revenue recognition standard on individual customer contracts.  We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss.  Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Over-time recognition is a change from prior accounting, which was point-in-time for these products.

The adoption of ASU 2014-09, using the modified retrospective approach, had no material effect on revenue, gross margin or operating income.  Additionally, on January 1, 2018 the adoption had an immaterial impact on the company’s Consolidated Balance Sheet. As of March 31, 2018 the adoption created contract assets related to services performed, not yet billed.  These amounts are included in Accounts Receivable in the Consolidated Balance Sheet as of March 31, 2018.  Contract assets recorded as of March 31, 2018 totaled $2.1 million.  The Company does not have any material contract liabilities as of March 31, 2018.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2018	2017
Net sales:
Specialty alloys	$50,485	42,405
Premium alloys (A)	11,845	5,833
Conversion services and other sales	1,407	637
Total net sales	$63,737	48,875
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper.  Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.  Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2018 and 2017, we amortized these operating materials in the amount of $0.5 million.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017

Raw materials and starting stock	$10,455	$8,527
Semi-finished and finished steel products	100,991	99,820
Operating materials	11,412	10,850

Gross inventory	122,858	119,197
Inventory reserves	(2,897)	(2,534)

Total inventory, net	$119,961	$116,663

Note 5: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017

Revolving credit facility	$59,673	$38,024
Notes	19,000	19,000
Term loan	20,471	21,541
Capital leases	1,796	1,897

Total debt	100,940	80,462
Less: current portion of long-term debt	(6,718)	(4,707)
Less: deferred financing costs	(1,035)	(749)

Long-term debt	$93,187	$75,006

Credit Facility

We have a Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.

On April 24, 2018, the Company announced it had amended its Credit Agreement increasing our Revolving Credit Facility by $8.0 million from $65.0 million to $73.0 million. This amendment will provide additional liquidity to the Company.  Further, there have been no changes to the financial covenants, and the Company remains in compliance with all covenants. Subsequent to the Company’s April 24, 2018 amendment to the Revolving Credit Facility, the Company may request to increase the maximum aggregate principal amount of the borrowings by $17.0 million prior to January 21, 2020.

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the notes (as defined below) (in either case, “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, OH.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2018, which was 3.67% on our Revolving Credit Facility and 4.17% for the Term Loan at March 31, 2018.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at March 31, 2018 and December 31, 2017.

At March 31, 2018, we had Credit Agreement related deferred financing costs of approximately $0.7 million.  For the three months ended March 31, 2018, we amortized $0.1 million of deferred financing costs.

$6.7 million of the current quarter increase in the Revolving Credit Facility was to fund cash restricted for use related to the New Markets Tax Credit Financing Transaction, described in Note 6.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in notes (collectively, “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities.

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes.

Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required to be made in March 2019.  In conjunction with the intended extension of the maturity date of the Notes, $2.0 million has been classified within current portion of long-term debt.

Additionally, the Company has the option to further extend the maturity date of the Notes to March 17, 2021.  Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate of $2.0 million to be made in March 2020.

The Notes bear interest at a rate of 5.0% per year through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest was payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes which is an integral multiple of $0.1. The Holder’s conversion rights expired and are no longer subject to exercise.

Capital Leases

The Company occasionally enters into capital lease arrangements.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the three months ended March 31, 2018, the Company did not enter into any new capital lease agreements. During the three months ended March 31, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.3 million.

As of March 31, 2018, future minimum lease payments applicable to capital leases were as follows:

2018	$443
2019	591
2020	569
2021	467
2022	56
2023	16
Total minimum capital lease payments	$2,142
Less amounts representing interest	(346)
Present value of net minimum capital lease payments	$1,796
Less current obligation	(432)
Total long-term capital lease obligation	$1,364

For the three months ended March 31, 2018, the amortization of capital lease assets was $0.1 million, which is included in cost of products sold in the Consolidated Statement of Operations.

Note 6: New Markets Tax Credit Financing Transaction

On March 9, 2018, the Company entered into a financing transaction with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility.  PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program.  Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

In connection with the financing transaction, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048 to the Investment Fund.  Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC.  The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly-owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project.

The NMTC is subject to 100 percent recapture for a period of seven years as provided in the Internal Revenue Code.  The Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify PNC New Markets Investment Partners, LLC for any loss or recapture of NMTCs related to the financing until the Company’s obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.  This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase PNC New Markets Investment Partners, LLC’s interest in the Investment Fund.  The Company believes that PNC New Markets Investment Partners, LLC will exercise the put option in March 2025, at the end of the recapture period.  The value attributed to the put/call is negligible.

Direct costs incurred in structuring this financing transaction totaled $0.4 million. These costs were deferred and will be amortized over the term of the loans.

The Company has determined that the Investment Fund and CDE are each a VIE, and that it is the primary beneficiary of each VIE.  This conclusion was reached based on the following:

•

The ongoing activities of the VIE, collecting and remitting interest and fees, and NMTC compliance were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

•	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investment Fund and CDE;
•	PNC New Markets Investment Partners, LLC lacks a material interest in the underlying economics of the project; and
•	The Company is obligated to absorb losses of the VIE.

Because the Company is the primary beneficiary of each VIE, these entities have been included in the Company’s Consolidated Financial Statements.

As of March 31, 2018, the Company has recorded $8.3 million as restricted cash which is included in Other long-term assets on the Company’s Consolidated Balance Sheet and $3.0 million as Other long-term liabilities related to this financing transaction.  Cash is restricted for use in bar cell capital purchases only. Other long-term liabilities represent funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

Note 7:  Fair Value Measurement

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2018 and December 31, 2017 due to their short-term maturities (Level 1). The fair value of the Term Loan, Revolving Credit facility at March 31, 2018 and December 31, 2017 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At March 31, 2018 and December 31, 2017, the fair value of our Notes was approximately $18.9 and $18.8 million, respectively (Level 2).

Note 8:  Commitments and Contingencies

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

Note 9:  Income Taxes

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

For the three months ended March 31, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 18.7% and 20.7%, respectively. The difference between the statutory rate and the projected annual ETR of 18.7% for 2018 is primarily due to the research and development credit. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for the tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2018 and 2017 were 26.8% and 17.7%, respectively. The difference between the annual ETR of 18.7% and the quarterly rate of 26.8% for the three months ended March 31, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.2 million.

Note 10: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2018 and 2017 for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at March 31, 2018 and December 31, 2017 was $3.4 million and $4.5 million, respectively.  An accumulated unrealized loss of $0.1 million was recorded in other comprehensive income at December 31, 2017.

Note 11: Subsequent Event

On April 24, 2018, the Company announced it had amended its Credit Agreement increasing our Revolving Credit Facility by $8.0 million from $65.0 million to $73.0 million. This amendment will provide additional liquidity to the Company.  Further, there have been no changes to the financial covenants, and the Company remains in compliance with all covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2018 were $63.7 million, an increase of $14.9 million, or 30.4%, from the first quarter of 2017 and an increase of $13.5 million, or 26.8%, from the fourth quarter of 2017. Net sales increased across most end markets in the first quarter of 2018 compared to the first quarter of 2017 with aerospace up $9.5 million, or 35.8%, oil & gas up $3.6 million, or 73.0%, heavy equipment up $2.4 million, or 30.6%, and general industrial, conversion services and other up $1.3 million, or 25.0%.   These increases were partially offset by lower power generation end market sales of $1.9 million, or negative 45.9%.  Sequentially, compared to the fourth quarter of 2017, aerospace increased by $7.8 million, or 27.6%, oil & gas increased by $3.7 million, or 77.2%, heavy equipment sales increased by $2.5 million, or 33.0%, and general industrial, conversion services and other end markets increased by $1.5 million, or 28.2%. These increases were partially offset by decreased power generation end market sales of $2.0 million, or negative 47.1%. During the first quarter of 2018, our net sales of premium alloy products, which we define as all vacuum induction melt products, represented $11.8 million, or 18.6% of total net sales.  This compared to the first quarter of 2017 when premium alloy net sales were $5.8 million, or 11.9% of total net sales, and the fourth quarter of 2017 when premium alloy net sales were $7.3 million, or 14.6% of total net sales.  Our premium alloy products are primarily sold to the aerospace end market.  Our backlog, before surcharges, at March 31, 2018 was $90.6 million, an increase of $33.5 million, or 58.8%, compared to the 2017 first quarter-end and an increase of $12.9 million, or 16.7%, compared to December 31, 2017.

The Company’s gross margin for the first quarter of 2018 was $9.3 million, or 14.5% of net sales, compared to $4.2 million, or 8.7% of net sales, for the first quarter of 2017 and $6.2 million, or 12.3% of net sales, for the fourth quarter of 2017.  The increase in our gross margin is largely a result of shift in product mix to higher value premium alloy, higher volumes, base price increases, and cost reduction programs.

Selling, General and Administrative (“SG&A”) expenses were $5.2 million, or 8.2% of sales, in the first quarter 2018 compared to $4.7 million, or 9.7% of sales, in the first quarter of 2017 and $5.1 million, or 10.2% of sales, in the fourth quarter of 2017. While SG&A decreased as a percent of sales, salary expense and employment costs including employee incentive compensation increased overall spend levels compared to prior periods.

The Company’s net income was $2.1 million for the first quarter of 2018 compared to a net loss of $1.2 million in the first quarter of 2017 and net income of $7.9 million in the fourth quarter of 2017.  Fourth quarter 2017 net income included a net tax benefit of $7.9 million primarily attributable to federal tax legislation changes.

With business conditions and demand remaining positive and the continued strength in our order entry and backlog, we are focused on improving gross profit margins as we continue to look forward through 2018.

Results of Operations

Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three months ended March 31,
(in thousands, except shipped ton information)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$42,939	67.4%	$35,033	71.8%	$7,906	22.6%
High-strength low alloy steel	5,203	8.2	4,172	8.5	1,031	24.7
Tool steel	9,641	15.1	7,057	14.4	2,584	36.6
High-temperature alloy steel	4,547	7.1	1,976	4.0	2,571	130.1
Conversion services and other sales	1,407	2.2	637	1.3	770	120.9

Total net sales	63,737	100.0	48,875	100.0	14,862	30.4
Cost of products sold	54,465	85.5	44,630	91.3	9,835	22.0

Gross margin	9,272	14.5	4,245	8.7	5,027	118.4
Selling, general and administrative expenses	5,207	8.2	4,729	9.7	478	10.1

Operating income (loss)	4,065	6.3	(484)	(1.0)	4,549	NM
Interest expense	1,142	1.8	939	1.9	203	21.6
Deferred financing amortization	64	0.1	64	0.1	-	0.0
Other (income) expense, net	(43)	(0.1)	(6)	-	(37)	NM

Income (loss) before income taxes	2,902	4.5	(1,481)	(3.0)	4,383	(295.9)
Provision (benefit) for income taxes	777	1.2	(262)	(0.5)	1,039	(396.6)

Net income (loss)	$2,125	3.3%	$(1,219)	(2.5)%	$3,344	(274.3)

Tons shipped	11,156		10,332		824	8.0%

Sales dollars per shipped ton	$5,713		$4,730		$983	20.8%

Market Segment Information
	Three months ended March 31,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$44,521	69.9%	$32,729	67.0%	$11,792	36.0%
Original equipment manufacturers	4,482	7.0	4,122	8.4	360	8.7
Rerollers	8,364	13.1	6,553	13.4	1,811	27.6
Forgers	4,963	7.8	4,834	9.9	129	2.7
Conversion services and other sales	1,407	2.2	637	1.3	770	120.9

Total net sales	$63,737	100.0%	$48,875	100.0%	$14,862	30.4%

Melt Type Information
	Three months ended March 31,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$50,485	79.2%	$42,405	86.8%	$8,080	19.1%
Premium alloys (A)	11,845	18.6	5,833	11.9	6,012	103.1
Conversion services and other sales	1,407	2.2	637	1.3	770	120.9

Total net sales	$63,737	100.0%	$48,875	100.0%	$14,862	30.4%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$36,235	56.9%	$26,692	54.6%	$9,543	35.8%
Power generation	2,289	3.6	4,234	8.7	(1,945)	(45.9)
Oil & gas	8,459	13.3	4,889	10.0	3,570	73.0
Heavy equipment	10,035	15.7	7,685	15.7	2,350	30.6
General industrial, conversion services and other sales	6,719	10.5	5,375	11.0	1,344	25.0

Total net sales	$63,737	100.0%	$48,875	100.0%	$14,862	30.4%

Net sales:

Net sales for the three months ended March 31, 2018 increased $14.9 million, or 30.4%, as compared to the three months ended March 31, 2017. This reflects an increase in consolidated shipments and average sales dollar per shipped ton of 8% and 20.8%, respectively. The increase in sales dollars per ton in the three months ended March 31, 2018, compared to the same period in 2017, is primarily the result of shift in mix of products to higher value premium alloy. In addition, announced base price increases and higher surcharges relative to market pricing of raw materials and graphite electrodes contributed to the overall increase in Net sales.  Product sales to all end markets, except power generation, increased as noted in the above table.  During the three months ended March 31, 2018, premium alloy sales increased by $6.0 million, or 103.1%, when compared to the three months ended March 31, 2017.  As a percent of sales, our premium alloy sales increased to 18.6% of total sales for the three months ended March 31, 2018 compared to 11.9% for the three months ended March 31, 2017.  Our premium alloy sales are primarily for the aerospace market and are the principal contributing factor of growth in that end market.

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

The following table reflects the average market values per pound for selected months during the last 9-month period:

	March	December	September	June
	2018	2017	2017	2017

Nickel	$6.08	$5.18	$5.10	$4.05
Chrome	$1.44	$1.44	$1.45	$1.44
Molybdenum	$12.96	$9.43	$8.71	$7.55
Carbon scrap	$0.19	$0.18	$0.19	$0.18

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by CRUs; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

Gross margin:

Our gross margin, as a percent of sales, was 14.5% for the three months ended March 31, 2018 as compared to 8.7% for the three months ended March 31, 2017. The increase in our gross margin is largely a result of shift in product mix to higher value premium alloy, on higher volumes, base price increases, and cost reduction programs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs.  SG&A expenses increased by $0.5 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Salary expense and employment costs including employee incentive compensation increased $0.6 million, SG&A costs were positively impacted by a $0.2 million decrease in stock-based compensation.  As a percentage of sales, our SG&A expenses were 8.2% of sales for the three months ended March 31, 2018 and 9.7% of sales for the three months ended March 31, 2017.

Interest expense and other financing costs:

Interest expense for the three months ended March 31, 2018 totaled $1.2 million, compared to $1.0 million for the three months ended March 31, 2017. The increase in interest expense is attributable to increased Credit Agreement borrowings.

Income tax provision:

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

For the three months ended March 31, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 18.7% and 20.7%, respectively.  The difference between the statutory rate and the projected annual ETR of 18.7% for 2018 is primarily due to the research and development credit. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the three months ended March 31, 2018 and 2017 were 26.8% and 17.7%, respectively.  The difference between the annual ETR of 18.7% and the quarterly rate of 26.8% for the three months ended March 31, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.2 million.

Net income:

For the first quarter of 2018, the Company recorded net income of $2.1 million, or $0.28 per diluted share, compared to a net loss of $1.2 million, or $0.17 per diluted share, in the first quarter of 2017.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

On March 9, 2018, the Company entered into a financing transaction with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility.  PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC ( “Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program.  Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

In connection with the financing transaction, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048, to the Investment Fund. Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC.  The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly-owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project.

Net cash (used in) by provided operating activities:

During the three months ended March 31, 2018, net cash used in operating activities was $12.4 million.  Our net income, adjusted for non-cash expenses, generated $8.0 million of cash.  We utilized $20.1 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $8.6 million due to the increase in sales in the first quarter of 2018 compared to the fourth quarter of 2017.  Inventories used $3.8 million in support of the increased backlog with an additional $7.7 million decrease in accounts payable. Accrued employment costs were reduced by $0.6 million primarily due to decrease in accrued payroll.

During the three months ended March 31, 2017, our net cash provided by operating activities was approximately break-even.  Net loss adjusted for non-cash expenses was $3.7 million.  We utilized $1.6 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $6.5 million due to the increase in sales in the first quarter of 2017 compared to the fourth quarter of 2016.  Inventories used $4.5 million in support of the increased backlog due to which was more than offset by the $9.4 million increase in accounts payable due to increased production activity.  Accrued employment costs decreased by $1.4 million due to the payout of 2016 employee incentive compensation, and other activities, primarily medical insurance and employment related taxes, used $0.8 million of cash.

Net cash (used in) investing activities:

During the three months ended March 31, 2018, we used $2.5 million in cash for capital expenditures compared to $1.4 million for the three months ended March 31, 2017. We expect capital expenditures to be higher in 2018 compared to 2017.

Net cash provided by financing activities:

We received $23.2 million in cash from financing activities for the three months ended March 31, 2018.  The increase was driven by higher working capital levels, as well as, borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 6.

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

We have a Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.  The Credit Agreement provides for a senior secured revolving credit facility not to exceed $65.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $30.0 million (together with the Revolving Credit Facility, “Facilities”).  The Credit Agreement also provides for a letter of credit sub-facility not to exceed $10.0 million and a swing loan sub-facility not to exceed $6.5 million.

On April 24, 2018, the Company announced it had amended its Credit Agreement increasing our Revolving Credit Facility by $8.0 million from $65.0 million to $73.0 million. This amendment will provide additional liquidity to the Company.  Further, there have been no changes to the financial covenants, and the Company remains in compliance with all covenants. Subsequent to the Company’s April 24, 2018 amendment to the Revolving Credit Facility, the Company may request to increase the maximum aggregate principal amount of the borrowings by $17.0 million prior to January 21, 2020.

The Facilities, which expire upon the earlier of (i) January 21, 2021 or (ii) the date that is 90 days prior to the scheduled maturity date of the notes (as defined below) (in either case, “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than the Company’s real property in North Jackson, OH.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2018, which was 3.67% on our Revolving Credit Facility and 4.17% for the Term Loan at March 31, 2018.

The Credit Agreement contains customary affirmative and negative covenants.  The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement.  We were in compliance with our covenants under the Credit Agreement at March 31, 2018 and December 31, 2017.

At March 31, 2018, we had Credit Agreement related deferred financing costs of approximately $0.7 million.  For the three months ended March 31, 2018, we amortized $0.1 million of deferred financing costs.

$6.7 million of the current quarter increase in the Revolving Credit Facility was to fund cash restricted for use related to the New Markets Tax Credit Financing Transaction, described in Note 6.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in notes (collectively, “Notes”) to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million, each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities.

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes.

Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million will be required to be made in March 2019.  In conjunction with the intended extension of the maturity date of the Notes, $2.0 million has been classified within current portion of long-term debt.

Additionally, the Company has the option to further extend the maturity date of the Notes to March 17, 2021.  Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate of $2.0 million to be made in March 2020.

The Notes bear interest at a rate of 5.0% per year through and including August 17, 2017 and a rate of 6.0% per year from and after August 18, 2017.  Through and including June 18, 2017, all accrued and unpaid interest was payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes which is an integral multiple of $0.1. The Holder’s conversion rights expired and are no longer subject to exercise.

Capital Leases

The Company enters into capital lease arrangements.  The capital assets and obligations are recorded at the present value of minimum lease payments.  The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years.  The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt.  During the three months ended March 31, 2018, the Company did not enter into any new capital lease agreements.  During the three months ended March 31, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.3 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors disclosed in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

On April 24, 2018, the Company entered into the Fourth Amendment to Revolving Credit, Term Loan and Security Agreement (the “Fourth Amendment”), by and among the Company, the other Borrowers (as defined in the Fourth Amendment) party thereto, the Lenders (as defined in the Fourth Amendment) and PNC Bank, National Association, as Administrative Agent.  The Fourth Amendment amended the Credit Agreement. Pursuant to the Fourth Amendment, the maximum amount of aggregate borrowings permitted under the Revolving Credit Facility has been increased to $73.0 million from $65.0 million.  In addition, the amount of the swing line sub-facility under the Revolving Credit Facility was increased from $6.5 million to $7.3 million.  The foregoing is a description of the material terms and conditions of the Fourth Amendment and is not a complete discussion of the Fourth Amendment.  Accordingly, the foregoing is qualified in its entirety by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1

Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 9, 2018, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party, thereto and PNC Bank National Association, as Administrative Agent (filed herewith).

10.2

Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated April 24, 2018, by and among Universal Stainless & Alloy products, Inc., the other borrowers party, thereto and PNC Bank National Association, as Administrative Agent (filed herewith).

10.3	Employment Agreement, dated April 2, 2018, between the Company and Christopher T. Scanlon (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2018

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)