Form 10-Q
period 2018-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2018-07-25
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 20, 2018, there were 8,689,340 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$66,071	$52,607	$129,808	$101,482
Cost of products sold	54,376	45,441	108,841	90,071

Gross margin	11,695	7,166	20,967	11,411
Selling, general and administrative expenses	5,849	4,499	11,056	9,228

Operating income (loss)	5,846	2,667	9,911	2,183
Interest expense and other financing costs	1,268	1,084	2,474	2,087
Other (income) expense, net	(599)	(14)	(642)	(20)

Income (loss) before income taxes	5,177	1,597	8,079	116
Provision (benefit) for income taxes	1,139	369	1,916	107

Net income (loss)	$4,038	$1,228	$6,163	$9

Net income (loss) per common share - Basic	$0.52	$0.17	$0.82	$0.00

Net income (loss) per common share - Diluted	$0.50	$0.17	$0.79	$0.00

Weighted average shares of common stock outstanding
Basic	7,817,628	7,219,423	7,541,332	7,217,943
Diluted	8,076,108	7,360,137	7,784,403	7,333,106

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$4,038	$1,228	$6,163	$9

Other comprehensive income (loss), net of tax

Unrealized income (loss) on foreign currency contracts	166	(22)	108	(53)

Comprehensive income (loss)	$4,204	$1,206	6,271	(44)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	June 30,	December 31,
	2018	2017
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$263	$207
Accounts receivable (less allowance for doubtful accounts of $456 and $456, respectively)	35,812	24,990
Inventory, net	125,615	116,663
Other current assets	4,165	4,404

Total current assets	165,855	146,264

Property, plant and equipment, net	173,227	174,444
Other long-term assets	6,656	523

Total assets	$345,738	$321,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,885	$34,898
Accrued employment costs	5,891	4,075
Current portion of long-term debt	6,742	4,707
Other current liabilities	1,233	1,268

Total current liabilities	49,751	44,948

Long-term debt, net	50,386	75,006
Deferred income taxes	11,520	9,605
Other long-term liabilities, net	2,841	4

Total liabilities	114,498	129,563

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,979,500 and 7,550,642 shares issued, respectively	9	8
Additional paid-in capital	91,814	58,514
Other comprehensive income (loss)	15	(93)
Retained earnings	141,692	135,529
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	231,240	191,668

Total liabilities and stockholders’ equity	$345,738	$321,231

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017

Operating Activities:
Net income (loss)	$6,163	$9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,613	9,365
Deferred income tax	1,885	(16)
Share-based compensation expense	678	971
Changes in assets and liabilities:
Accounts receivable, net	(10,822)	(9,614)
Inventory, net	(10,084)	(9,798)
Accounts payable	643	8,655
Accrued employment costs	1,891	(550)
Income taxes	(29)	117
Other, net	267	(752)

Net cash provided by (used in) operating activities	205	(1,613)

Investing Activity:
Capital expenditures	(6,647)	(3,068)

Net cash (used in) investing activity	(6,647)	(3,068)

Financing Activities:
Borrowings under revolving credit facility	264,889	158,180
Payments on revolving credit facility	(283,346)	(150,830)
Proceeds under New Markets Tax Credit financing	2,835	-
Payments on term loan facility, capital leases, and notes	(3,567)	(2,751)
Payments on deferred financing costs	(695)	-
Proceeds from public offering, net of cash expenses	32,253	-
Proceeds from the common stock exercised	262	104

Net cash provided by financing activities	12,631	4,703

Net increase in cash and restricted cash	6,189	22
Cash and restricted cash at beginning of period	207	75

Cash and restricted cash at end of period	$6,396	$97

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts shown in the Consolidated Statements of Cash Flow.

	June 30, 2018	June 30, 2017
Cash	$263	$97
Restricted cash included in other long-term assets	6,133	-
Total cash and restricted cash	$6,396	$97

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or (“ASU 2016-18”). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. We adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to our prior period Consolidated Statements of Cash Flow.

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

Note 2: Net income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017

Numerator:

Net income (loss)	$4,038	$1,228	$6,163	$9
Adjustment for interest expense on notes (A)	-	-	-	-

Net income (loss), as adjusted	$4,038	$1,228	$6,163	$9

Denominator:

Weighted average number of shares of common stock outstanding (B)	7,817,628	7,219,423	7,541,332	7,217,943
Weighted average effect of dilutive stock options and other stock compensation	258,480	140,714	243,071	115,163

Weighted average number of shares of common stock outstanding, as adjusted	8,076,108	7,360,137	7,784,403	7,333,106

Net income per common share:

Net income (loss) per common share - Basic	$0.52	$0.17	$0.82	$0.00

Net income (loss) per common share - Diluted	$0.50	$0.17	$0.79	$0.00
(A)	An adjustment for interest expense on notes was excluded from the income (loss) per share calculation for the three and six months ended June 30, 2017 as a result of the notes being antidilutive.
(B)	Calculation includes weighted average of 1,408,163 shares in the aggregate issued on May 25 and June 5, 2018 as part of underwritten public offering by the Company.

On May 25, 2018, the Company completed an underwritten, public offering involving the issuance and sale by the Company of 1,224,490 shares of common stock at a public offering price of $24.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 183,673 shares of common stock. On June 1, 2018 the underwriters exercised the option in full, and an additional 183,673 shares of common stock were issued and sold on June 5, 2018. The public offering resulted in gross proceeds to the Company of approximately $34.5 million, or $32.3 million net of the underwriting discount and other offering fees and expenses. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s Revolving Credit, Term Loan and Security Agreement, (“Credit Agreement”). The public offering’s impact on the weighted average number of shares for the three and six months ending June 30, 2018 is 0.6 million shares and 0.3 million shares, respectively.

We had options to purchase 265,150 and 591,700 shares of common stock outstanding at an average price of $34.02 and $30.26 for the three months ended June 30, 2018 and 2017 which were excluded in the computation of diluted net income per common share for the three months ended June 30, 2018 and 2017, respectively. We had options to purchase 265,150 and 616,200 shares of common stock outstanding at an average price of $34.02 and $29.90 which were excluded in the computation of diluted net income per common share for the six months ended June 30, 2018 and 2017, respectively. These outstanding options were not included in the computation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock. The calculation of diluted net income per common share for the three months ended June 30, 2017 excluded 410,204 shares for the assumed conversion of Notes (as defined below) as a result of being anti-dilutive. The calculation of diluted net income per common share for the six months ended June 30, 2017 excluded 408,526 shares, for the assumed conversion of the notes as a result of being anti-dilutive. As of August 17, 2017 the conversion rights associated to the Notes expired and are no longer subject to exercise.

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

The adoption of ASU 2014-09, using the modified retrospective approach, had no material effect on revenue, gross margin or operating income. Additionally, on January 1, 2018 the adoption had an immaterial impact on the Company’s Consolidated Balance Sheet. As of June 30, 2018 the adoption created contract assets related to services performed, not yet billed. These amounts are included in Accounts Receivable in the Consolidated Balance Sheet as of June 30, 2018. Contract assets recorded as of June 30, 2018 totaled $2.0 million. The Company does not have any material contract liabilities as of June 30, 2018.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended June 30,
	2018	2017
Net sales:
Specialty alloys	$52,244	45,371
Premium alloys (A)	12,032	6,770
Conversion services and other sales	1,795	466
Total net sales	$66,071	52,607
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2018 and 2017, we amortized these operating materials in the amount of $1.1 million and $1.0 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017

Raw materials and starting stock	$9,929	$8,527
Semi-finished and finished steel products	106,584	99,820
Operating materials	11,812	10,850

Gross inventory	128,325	119,197
Inventory reserves	(2,710)	(2,534)

Total inventory, net	$125,615	$116,663

Note 5: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017

Revolving credit facility	$19,567	$38,024
Notes	19,000	19,000
Term loan	18,141	21,541
Capital leases	1,730	1,897

Total debt	58,438	80,462
Less: current portion of long-term debt	(6,742)	(4,707)
Less: deferred financing costs	(1,310)	(749)

Long-term debt	$50,386	$75,006

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

On April 24, 2018, the Company announced it had amended its Credit Agreement increasing our Revolving Credit Facility by $8.0 million from $65.0 million to $73.0 million. This amendment will provide additional liquidity to the Company. Further, there have been no changes to the financial covenants as a result of this amendment. Subsequent to the Company’s April 24, 2018 amendment to the Revolving Credit Facility, the Company may request to increase the maximum aggregate principal amount of the borrowings by $17.0 million prior to January 21, 2020.

On May 18, 2018, the Company executed a letter agreement with PNC Bank. Under this agreement, equity offering net cash proceeds below $30.0 million were applied to the Revolving Credit Facility. Proceeds in excess of $30.0 million were applied, 50% to the Term Loan and 50% to the Revolving Credit Facility. In accordance with this amendment, $1.3 million of the equity offering proceeds were applied to the Term Loan.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2018, which was 3.99% on our Revolving Credit Facility and 4.49% for the Term Loan at June 30, 2018.

The Credit Agreement contains customary affirmative and negative covenants. The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement. We were in compliance with our covenants under the Credit Agreement at June 30, 2018 and December 31, 2017.

At June 30, 2018, we had Credit Agreement related deferred financing costs of approximately $0.6 million. For the six months ended June 30, 2018, we amortized $0.1 million of deferred financing costs.

$6.7 million of the first quarter increase in the Revolving Credit Facility was to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. As of June 30, 2018, NMTC related restricted cash receipts totaling $2.2 million were applied to the Company’s Revolving Credit Facility, described in Note 6.

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

Capital Leases

The Company enters into capital lease arrangements. The capital assets and obligations are recorded at the present value of minimum lease payments. The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years. The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt. During the six months ended June 30, 2018, the Company entered into a new capital lease agreement for which the net present value of the minimum lease payments, at inception, was not significant. During the six months ended June 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million. These amounts have been excluded from the Consolidated Statements of Cash Flows as they are non-cash.

As of June 30, 2018, future minimum lease payments applicable to capital leases were as follows:

2018	$302
2019	605
2020	583
2021	471
2022	56
2023	16
Total minimum capital lease payments	$2,033
Less amounts representing interest	(303)
Present value of net minimum capital lease payments	$1,730
Less current obligation	(457)
Total long-term capital lease obligation	$1,273

For the three and six months ended June 30, 2018, the amortization of capital lease assets was $0.1 million and $0.3 million, respectively, which is included in cost of products sold in the Consolidated Statements of Operations.

Note 6: New Markets Tax Credit Financing Transaction

On March 9, 2018, the Company entered into a New Markets Tax Credit financing program with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility.  PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC (“Investment Fund”) under the qualified NMTC program. Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

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

Direct costs incurred in structuring this financing transaction totaled $0.7 million. These costs were deferred and will be amortized over the term of the loans.

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

As of June 30, 2018, the Company recorded $6.1 million as restricted cash which is included in Other long-term assets on the Company’s Consolidated Balance Sheet and $2.8 million as Other long-term liabilities related to this financing transaction. Cash is restricted for use in bar cell capital purchases only. Other long-term liabilities represent funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC. The change in restricted cash as of June 30, 2018 compared to March 31, 2018 was approximately $2.2 million.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2018 and December 31, 2017 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at June 30, 2018 and December 31, 2017 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At June 30, 2018 and December 31, 2017, the fair value of our Notes was approximately $18.9 and $18.8 million, respectively (Level 2).

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

For the six months ended June 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 19.6% and 22.4%, respectively. The difference between the statutory rate and the projected annual ETR of 19.6% for 2018 is primarily due to the research and development credit. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for the tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2018 and 2017 were 23.7% and 92.2%, respectively. The difference between the annual ETR of 19.6% and the quarterly rate of 23.7% for the six months ended June 30, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.3 million.

Note 10: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2018 and 2017 for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at June 30, 2018 and December 31, 2017 was $2.3 million and $4.5 million, respectively. An accumulated unrealized gain of $0.1 million was recorded in other comprehensive income at June 30, 2018 and an accumulated unrealized loss of $0.1 million was recorded in other comprehensive income at December 31, 2017.

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

Sales in the second quarter of 2018 were $66.1 million, an increase of $13.5 million, or 25.6%, from the second quarter of 2017 and an increase of $2.3 million, or 3.7%, from the first quarter of 2018. Overall, net sales increased for end markets in the second quarter of 2018 compared to the second quarter of 2017 with aerospace up $11.2 million, or 38.7%, oil & gas up $3.0 million, or 62.6%, general industrial and conversion services up $1.6 million, or 31.2% and heavy equipment up $0.1 million or 1.1% offset by power generation down $2.4 million or 51.1%. Compared to the first quarter of 2018, aerospace was up $4.0 million, or 11.0% partially offset by power generation, oil & gas, heavy equipment, general industrial and conversion services down $1.6 million or 6.0%. During the second quarter of 2018, our net sales of premium alloy products, which we define as all vacuum induction melt products, represented $12.0 million, or 18.2% of total net sales. This compared to the second quarter of 2017 when premium alloy net sales were $6.8 million, or 12.9% of total net sales, and the first quarter of 2018 when premium alloy net sales were $11.8 million, or 18.6% of total net sales. Our premium alloy products are primarily sold to the aerospace end market. Our backlog, before surcharges, at June 30, 2018 was $104.2 million, an increase of $40.8 million, or 64.2%, compared to the June 30, 2017 and an increase of $13.6 million, or 15.1%, compared to March 31, 2018.

The Company’s gross margin for the second quarter of 2018 was $11.7 million, or 17.7% of net sales, compared to $7.2 million, or 13.6% of net sales, for the second quarter of 2017 and $9.3 million, or 14.5% of net sales, for the first quarter of 2018. The increase in our gross margin is largely a result of shift in product mix to higher value premium alloy, higher volumes, base price increases, and cost reduction programs.

Selling, General and Administrative (“SG&A”) expenses were $5.8 million, or 8.9% of sales, in the second quarter 2018 compared to $4.5 million, or 8.6% of sales, in the second quarter of 2017 and $5.2 million, or 8.2% of sales, in the first quarter of 2018. SG&A increased as a percent of sales primarily due to increased salary and employment costs, which include increased employee incentive compensation compared to prior periods.

The Company’s net income was $4.0 million for the second quarter of 2018 compared to a net income of $1.2 million in the second quarter of 2017 and net income of $2.1 million in the first quarter of 2018.

With business conditions and demand remaining positive and the continued strength in our order entry and backlog, we continue to be focused on improving gross profit margins as we continue to look forward through 2018.

Results of Operations

Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three months ended June 30,
(in thousands, except shipped ton information)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$47,691	72.2%	$37,157	70.6%	$10,534	28.3%
High-strength low alloy steel	4,888	7.4	3,418	6.5	1,470	43.0
Tool steel	8,766	13.3	8,665	16.5	101	1.2
High-temperature alloy steel	2,931	4.4	2,901	5.5	30	1.0
Conversion services and other sales	1,795	2.7	466	0.9	1,329	285.2

Total net sales	66,071	100.0	52,607	100.0	13,464	25.6
Cost of products sold	54,376	82.3	45,441	86.4	8,935	19.7

Gross margin	11,695	17.7	7,166	13.6	4,529	63.2
Selling, general and administrative expenses	5,849	8.9	4,499	8.6	1,350	30.0

Operating income (loss)	5,846	8.8	2,667	5.0	3,179	119.2
Interest expense	1,197	1.8	1,020	1.9	177	17.4
Deferred financing amortization	71	0.1	64	0.1	7	10.9
Other (income) expense, net	(599)	(0.9)	(14)	-	(585)	NM

Income (loss) before income taxes	5,177	7.8	1,597	3.0	3,580	224.2
Provision (benefit) for income taxes	1,139	1.7	369	0.7	770	208.7

Net income (loss)	$4,038	6.1%	$1,228	2.3%	$2,810	228.8

Tons shipped	11,139		10,090		1,049	10.4%

Sales dollars per shipped ton	$5,932		$5,214		$718	13.8%

Market Segment Information
	Three months ended June 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$44,743	67.7%	$37,382	71.1%	$7,361	19.7%
Original equipment manufacturers	5,769	8.7	4,756	9.0	1,013	21.3
Rerollers	8,293	12.6	5,259	10.0	3,034	57.7
Forgers	5,471	8.3	4,744	9.0	727	15.3
Conversion services and other sales	1,795	2.7	466	0.9	1,329	285.2

Total net sales	$66,071	100.0%	$52,607	100.0%	$13,464	25.6%

Melt Type Information
	Three months ended June 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$52,244	79.1%	$45,371	86.2%	$6,873	15.1%
Premium alloys (A)	12,032	18.2	6,770	12.9	5,262	77.7
Conversion services and other sales	1,795	2.7	466	0.9	1,329	285.2

Total net sales	$66,071	100.0%	$52,607	100.0%	$13,464	25.6%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$40,205	60.9%	$28,995	55.1%	$11,210	38.7%
Power generation	2,334	3.5	4,774	9.1	(2,440)	(51.1)
Oil & gas	7,826	11.8	4,814	9.2	3,012	62.6
Heavy equipment	9,048	13.7	8,948	17.0	100	1.1
General industrial, conversion services and other sales	6,658	10.1	5,076	9.6	1,582	31.2

Total net sales	$66,071	100.0%	$52,607	100.0%	$13,464	25.6%

Net sales:

Net sales for the three months ended June 30, 2018 increased $13.5 million, or 25.6%, as compared to the three months ended June 30, 2017. This reflects an increase in consolidated shipments and average sales dollar per shipped ton of 10.4% and 13.8%, respectively. The increase in sales dollars per ton for the three months ended June 30, 2018, compared to the same period in 2017, is primarily the result of shift in mix of products to higher value premium alloy. In addition, announced base price increases and higher surcharges relative to market pricing of raw materials and graphite electrodes contributed to the overall increase in net sales. Product sales to aerospace, oil & gas and general industrial end markets increased while power generation and heavy equipment decreased as noted above in the table. During the three months ended June 30, 2018, premium alloy sales increased by $5.3 million, or 77.7%, when compared to the three months ended June 30, 2017. As a percent of sales, our premium alloy sales increased to 18.2% of total sales for the three months ended June 30, 2018 compared to 12.9% for the three months ended June 30, 2017. Our premium alloy sales are primarily for the aerospace market and are the principal contributing factor of growth in that end market.

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

The following table reflects the average market values per pound for selected months during the last 13-month period:

	June	March	December	June
	2018	2018	2017	2017

Nickel	$6.85	$6.08	$5.18	$4.05
Chrome	$1.44	$1.44	$1.44	$1.44
Molybdenum	$11.25	$12.96	$9.43	$7.55
Carbon scrap	$0.19	$0.19	$0.18	$0.18

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by CRUs; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

Gross margin:

Our gross margin, as a percent of sales, was 17.7% for the three months ended June 30, 2018 as compared to 13.6% for the three months ended June 30, 2017. The increase in our gross margin is largely a result of shift in product mix to higher value premium alloy, on higher volumes, base price increases, and cost reduction programs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses increased by $1.4 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase is primarily due to salary and employment costs including employee incentive compensation which increased approximately $1.3 million. As a percentage of sales, our SG&A expenses were 8.9% of sales for the three months ended June 30, 2018 and 8.6% of sales for the three months ended June 30, 2017.

Interest expense and other financing costs:

Interest expense for the three months ended June 30, 2018 totaled $1.2 million, compared to $1.0 million for the three months ended June 30, 2017. The increase in interest expense is attributable to increased interest rates and Credit Agreement borrowings.

Deferred financing amortization was $0.1 million in the second quarter of 2018 which was consistent with the same period in the prior year.

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

For the three months ended June 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 19.6% and 22.4%, respectively. The difference between the statutory rate and the projected annual ETR of 19.6% for 2018 is primarily due to the research and development credit. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the three months ended June 30, 2018 and 2017 were 22.0% and 23.1%, respectively. The difference between the annual ETR of 19.6% and the rate of 22.0% for the three months ended June 30, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.1 million.

Net income:

For the three months ended June 30, 2018, the Company recorded net income of $4.0 million, or $0.50 per diluted share, compared to net income of $1.2 million, or $0.17 per diluted share, for the three months ended June 30, 2017.

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

	Six months ended June 30,
(in thousands, except shipped ton information)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$90,630	69.8%	$72,190	71.1%	$18,440	25.5%
High-strength low alloy steel	10,090	7.8	7,590	7.5	2,500	32.9
Tool steel	18,407	14.2	15,722	15.5	2,685	17.1
High-temperature alloy steel	7,478	5.8	4,877	4.8	2,601	53.3
Conversion services and other sales	3,203	2.5	1,103	1.1	2,100	190.4

Total net sales	129,808	100.0	101,482	100.0	28,326	27.9
Cost of products sold	108,841	83.8	90,071	88.8	18,770	20.8

Gross margin	20,967	16.2	11,411	11.2	9,556	83.7
Selling and administrative expenses	11,056	8.5	9,228	9.1	1,828	19.8

Operating income (loss)	9,911	7.7	2,183	2.1	7,728	354.0
Interest expense	2,339	1.8	1,959	1.9	380	19.4
Deferred financing amortization	135	0.1	128	0.1	7	5.5
Other (income) expense, net	(642)	(0.5)	(20)	-	(622)	NM

Income (loss) before income taxes	8,079	6.3	116	0.1	7,963	NM
Provision (benefit) for income taxes	1,916	1.5	107	0.1	1,809	NM

Net income (loss)	$6,163	4.8%	$9	-%	$6,154	NM

Tons shipped	22,296		20,421		1,875	9.2%

Sales dollars per shipped ton	$5,822		$4,969		$853	17.2%

Market Segment Information
	Six months ended June 30,
(in thousands)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$89,262	68.8%	$70,111	69.2%	$19,151	27.3%
Original equipment manufacturers	10,251	7.9	8,878	8.7	1,373	15.5
Rerollers	16,658	12.8	11,812	11.6	4,846	41.0
Forgers	10,434	8.0	9,578	9.4	856	8.9
Conversion services and other sales	3,203	2.5	1,103	1.1	2,100.0	190.4

Total net sales	$129,808	100.0%	$101,482	100.0%	$28,326	27.9%

Melt Type Information
	Six months ended June 30,
(in thousands)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$102,728	79.1%	$87,776	86.5%	$14,952	17.0%
Premium alloys (A)	23,877	18.4	12,603	12.4	11,274	89.5
Conversion services and other sales	3,203	2.5	1,103	1.1	2,100	190.4

Total net sales	$129,808	100.0%	$101,482	100.0%	$28,326	27.9%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$76,440	58.9%	$55,687	54.8%	$20,753	37.3%
Power generation	4,623	3.6	9,008	8.9	(4,385)	(48.7)
Oil & gas	16,285	12.5	9,703	9.6	6,582	67.8
Heavy equipment	19,083	14.7	16,633	16.4	2,450	14.7
General industrial, conversion services and other sales	13,377	10.3	10,451	10.3	2,926	28.0

Total net sales	$129,808	100.0%	$101,482	100.0%	$28,326	27.9%

Net sales:

Net sales for the six months ended June 30, 2018 increased $28.3 million, or 27.9%, as compared to the six months ended June 30, 2017. This reflects an increase in consolidated shipments and average sales dollar per shipped ton of 9.2% and 17.2%, respectively. The increase in sales dollars per ton in the six months ended June 30, 2018, compared to the same period in 2017, is primarily the result of shift in mix of products to higher value premium alloy. In addition, announced base price increases and higher surcharges relative to market pricing of raw materials and graphite electrodes contributed to the overall increase in net sales. Product sales to all end markets, except power generation, increased as noted in the above table. During the six months ended June 30, 2018, premium alloy sales increased by $11.3 million, or 89.5%, when compared to the six months ended June 30, 2017. As a percent of sales, our premium alloy sales increased to 18.4% of total sales for the six months ended June 30, 2018 compared to 12.4% for the six months ended June 30, 2017. Our premium alloy sales are primarily for the aerospace market and are the principal contributing factor of growth in that end market.

Gross margin:

Our gross margin, as a percent of sales, was 16.2% for the six months ended June 30, 2018 as compared to 11.2% for the six months ended June 30, 2017. The increase in our gross margin is largely a result of shift in product mix to higher value premium alloy, on higher volumes, base price increases, and cost reduction programs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses increased by $1.8 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Salary expense and employment costs including employee incentive compensation increased $1.8 million. As a percentage of sales, our SG&A expenses were 8.5% of sales for the six months ended June 30, 2018 and 9.1% of sales for the six months ended June 30, 2017.

Interest expense and other financing costs:

Interest expense for the six months ended June 30, 2018 totaled $2.3 million, compared to $2.1 million for the six months ended June 30, 2017. The increase in interest expense is attributable to increased interest rates and Credit Agreement borrowings.

Deferred financing amortization was $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

For the six months ended June 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 19.6% and 22.4%, respectively. The difference between the statutory rate and the projected annual ETR of 19.6% for 2018 is primarily due to the research and development credit. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the six months ended June 30, 2018 and 2017 were 23.7% and 92.2%, respectively. The difference between the annual ETR of 19.6% and the rate of 23.7% for the six months ended June 30, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.3 million.

Net income:

For the six months ended June 30, 2018, the Company recorded net income of $6.2 million, or $0.79 per diluted share, compared to breakeven net income for the six months ended June 30, 2017.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

On May 25, 2018, the Company completed an underwritten, public offering involving the issuance and sale by the Company of 1,224,490 shares of common stock at a public offering price of $24.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 183,673 shares of common stock. On June 1, 2018 the underwriters exercised the option in full, and an additional 183,673 shares of common stock were issued and sold on June 5, 2018. The public offering resulted in gross proceeds to the Company of approximately $34.5 million, or $32.3 million net of the underwriting discount and other offering fees and expenses. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s Revolving Credit, Term Loan and Security Agreement, (“Credit Agreement”).

On March 9, 2018, the Company entered into a qualified New Markets Tax Credit financing program with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility. PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC (“Investment Fund”) under NMTC program. Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

In connection with the NMTC financing program, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048, to the Investment Fund. Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC. The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly-owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project.

Net cash provided by (used in) operating activities:

During the six months ended June 30, 2018, net cash provided by operating activities was $0.2 million. Our net income, adjusted for non-cash expenses, generated $18.3 million of cash. We utilized $20.3 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $10.8 million due to the increase in sales in the second quarter of 2018 compared to the fourth quarter of 2017. Inventories used $10.1 million in support of the increased backlog with an offset of $0.6 million increase in accounts payable. Accrued employment cost increased $1.9 million primarily due to increased variable compensation expenses.

During the six months ended June 30, 2017, we used $1.6 million net cash in operating activities. Net income adjusted for non-cash expenses was $10.3 million. We utilized $10.7 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable. $9.6 million of the increase in managed working capital is from accounts receivable due to the increase in sales in the second quarter of 2017 compared to the fourth quarter of 2016. Inventories used $9.8 million in support of the increased backlog which was partially offset by the $8.7 million increase in accounts payable due to increased production activity. Accrued employment costs decreased by $0.6 million due to the payout of 2016 employee incentive compensation offset by other payroll related activities. Other activities, primarily medical insurance and employment related taxes, used $0.8 million of cash and was partially offset by $0.1 million of income taxes.

During the three months ending June 30, 2018 the Company received $0.7 million, $0.5 million net of tax, as a result of a favorable legal settlement which is included in the other (income) expense, net in the Consolidated Statement of Operations.

Net cash (used in) investing activities:

During the six months ended June 30, 2018, we used $6.6 million in cash for capital expenditures compared to $3.1 million for the six months ended June 30, 2017. We expect capital expenditures to be $15.0 million in 2018.

Net cash provided by financing activities:

Net cash provided by financing activities netted $12.6 million in cash from financing activities for the six months ended June 30, 2018. The change was driven by $32.3 million of proceeds from the equity offering which we used to repay amounts outstanding under the Company’s Revolving Credit Facility. Financing activities were also impacted by higher working capital levels, as well as, borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 6.

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

On April 24, 2018, the Company announced it had amended its Credit Agreement increasing our Revolving Credit Facility by $8.0 million from $65.0 million to $73.0 million. This amendment will provide additional liquidity to the Company. Further, there have been no changes to the financial covenants as a result of this amendment. Subsequent to the Company’s April 24, 2018 amendment to the Revolving Credit Facility, the Company may request to increase the maximum aggregate principal amount of the borrowings by $17.0 million prior to January 21, 2020.

On May 18, 2018, the Company executed a letter agreement with PNC Bank. Under this agreement, equity offering net cash proceeds below $30.0 million were applied to the Revolving Credit Facility. Proceeds in excess of $30.0 million were applied, 50% to the Term Loan and 50% to the Revolving Credit Facility. In accordance with this amendment, $1.3 million of the equity offering proceeds were applied to the Term Loan.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate plus a margin or a rate based on LIBOR plus a margin, in either case calculated in accordance with the terms of the Credit Agreement.  Interest under the Credit Agreement is payable monthly.  We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2018, which was 3.99% on our Revolving Credit Facility and 4.49% for the Term Loan at June 30, 2018.

The Credit Agreement contains customary affirmative and negative covenants. The Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, in each case measured on a rolling four-quarter basis calculated in accordance with the terms of the Credit Agreement. We were in compliance with our covenants under the Credit Agreement at June 30, 2018 and December 31, 2017.

At June 30, 2018, we had Credit Agreement related deferred financing costs of approximately $0.6 million. For the six months ended June 30, 2018, we amortized $0.1 million of deferred financing costs.

$6.7 million of the first quarter increase in the Revolving Credit Facility was to fund cash restricted for use related to the New Markets Tax Credit Financing Transaction. As of June 30, 2018, NMTC related restricted cash receipts totaling $2.2 million were applied to the Company’s Revolving Credit Facility, described in Note 6.

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

Capital Leases

The Company enters into capital lease arrangements. The capital assets and obligations are recorded at the present value of minimum lease payments. The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheet and are depreciated over the respective lease terms which range from three to five years. The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt. During the six months ended June 30, 2018, the Company entered into a new capital lease agreement for which the net present value of the minimum lease payments, at inception, was not significant. During the six months ended June 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million. These amounts have been excluded from the Consolidated Statements of Cash Flows as they are non-cash.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. Except as set forth below, we believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Costs related to our participation in a multi-employer pension plan could increase significantly.

We participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility and certain corporate salaried employees. Our contributions to the Trust are based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, which expires in August 2018, and a fixed monthly contribution on behalf of each covered salaried employee. The trustees of the Trust have provided us with the latest data available for the Trust year ending December 31, 2017. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. In the event that our contribution rates increase or if we must pay withdrawal liability because we stop participating in the Trust, our contributions decline or the Trust is terminated, our future results of operations and cash flows may be negatively impacted to a material extent.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1

Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated April 24, 2018, by and among Universal Stainless & Alloy products, Inc., the other borrowers party, thereto and PNC Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.2

Employment Agreement, dated April 2, 2018, between the Company and Christopher T. Scanlon (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ending March 31, 2018).

10.3

Letter Agreement, dated May 18, 2018, among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, PNC Bank, National Association, as lender and as administrative agent and co-collateral agent, and Bank of America, N.A., as a lender and as co-collateral agent (incorporated herein by reference to Exhibit 10.1 to the Current report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on May 24, 2018).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2018

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)