Form 10-Q
period 2018-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2018-10-24
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 18, 2018, there were 8,724,990 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$69,056	$50,887	$198,864	$152,369
Cost of products sold	58,631	45,423	167,472	135,494

Gross margin	10,425	5,464	31,392	16,875
Selling, general and administrative expenses	5,131	4,448	16,187	13,676

Operating income (loss)	5,294	1,016	15,205	3,199
Interest expense and other financing costs	966	1,122	3,440	3,209
Other (income) expense, net	(48)	(23)	(690)	(43)

Income (loss) before income taxes	4,376	(83)	12,455	33
Provision (benefit) for income taxes	460	176	2,376	283

Net income (loss)	$3,916	$(259)	$10,079	$(250)

Net income (loss) per common share - Basic	$0.45	$(0.04)	$1.27	$(0.03)

Net income (loss) per common share - Diluted	$0.44	$(0.04)	$1.23	$(0.03)

Weighted average shares of common stock outstanding
Basic	8,699,953	7,228,277	7,931,783	7,221,426
Diluted	8,952,749	7,228,277	8,166,759	7,221,426

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$3,916	$(259)	$10,079	$(250)

Other comprehensive income (loss), net of tax

Unrealized income (loss) on foreign currency contracts	5	(46)	113	(99)

Comprehensive income (loss)	$3,921	$(305)	10,192	(349)

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	September 30,	December 31,
	2018	2017
		(Derived from
		audited
	(Unaudited)	statements)
ASSETS
Current assets:
Cash	$33	$207
Accounts receivable (less allowance for doubtful accounts of $295 and $456, respectively)	44,185	24,990
Inventory, net	122,839	116,663
Other current assets	3,068	4,404

Total current assets	170,125	146,264

Property, plant and equipment, net	174,446	174,444
Other long-term assets	6,681	523

Total assets	$351,252	$321,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,129	$34,898
Accrued employment costs	6,595	4,075
Current portion of long-term debt	3,896	4,707
Other current liabilities	1,171	1,268

Total current liabilities	41,791	44,948

Long-term debt, net	58,563	75,006
Deferred income taxes	11,964	9,605
Other long-term liabilities, net	2,840	4

Total liabilities	115,158	129,563

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,017,845 and 7,550,642 shares issued, respectively	9	8
Additional paid-in capital	92,747	58,514
Other comprehensive income (loss)	20	(93)
Retained earnings	145,608	135,529
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	236,094	191,668

Total liabilities and stockholders’ equity	$351,252	$321,231

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017

Operating Activities:
Net income (loss)	$10,079	$(250)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,460	14,032
Deferred income tax	2,327	318
Share-based compensation expense	1,046	1,367
Changes in assets and liabilities:
Accounts receivable, net	(19,195)	(7,122)
Inventory, net	(7,890)	(16,693)
Accounts payable	(3,964)	10,666
Accrued employment costs	2,595	(922)
Income taxes	(36)	(131)
Other, net	1,307	(399)

Net cash provided by operating activities	729	866

Investing Activity:
Capital expenditures	(13,211)	(4,699)

Net cash used in investing activity	(13,211)	(4,699)

Financing Activities:
Borrowings under revolving credit facility	347,395	240,750
Payments on revolving credit facility	(351,918)	(232,909)
Proceeds under New Markets Tax Credit financing	2,835	-
Payments on term loan facility, capital leases, and notes	(11,821)	(3,908)
Payments of financing costs	(1,105)	-
Proceeds from public offering, net of cash expenses	32,246	-
Proceeds from exercise of stock options	834	104

Net cash provided by financing activities	18,466	4,037

Net increase in cash and restricted cash	5,984	204
Cash and restricted cash at beginning of period	207	75

Cash and restricted cash at end of period	$6,191	$279

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts shown in the Consolidated Statements of Cash Flow.

	September 30, 2018	September 30, 2017
Cash	$33	$279
Restricted cash included in other long-term assets	6,158	-
Total cash and restricted cash	$6,191	$279

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

In February 2016, the FASB issued ASU 2016-2 “Leases (Topic 842)”. The ASU requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The criteria for evaluating are similar to those applied in current lease accounting. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and will adopt on January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income,” that will permit companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of the ASU will be optional, and companies will need to disclose if it elects not to adopt the ASU. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption will be permitted, including adoption in any interim period, for financial statements that have not yet been issued or made available for issuance. Entities will have the option to apply the amendments retrospectively or to record the reclassification as of the beginning of the period of adoption. We are currently evaluating the impact of this guidance on our financial statements and will adopt on January 1, 2019.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” that will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We are currently evaluating the impact of this guidance on our financial statements and will adopt on or before January 1, 2020.

Note 2: Net income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017

Numerator:

Net income (loss)	$3,916	$(259)	$10,079	$(250)

Denominator:

Weighted average number of shares of common stock outstanding (A)	8,699,953	7,228,277	7,931,783	7,221,426
Weighted average effect of dilutive stock options and other stock compensation	252,796	-	234,976	-

Weighted average number of shares of common stock outstanding, as adjusted	8,952,749	7,228,277	8,166,759	7,221,426

Net income (loss) per common share:

Net income (loss) per common share - Basic	$0.45	$(0.04)	$1.27	$(0.03)

Net income (loss) per common share - Diluted	$0.44	$(0.04)	$1.23	$(0.03)
(A)	Calculation includes weighted average of 1,408,163 shares in the aggregate issued on May 25 and June 5, 2018 as part of an underwritten public offering by the Company.

On May 25, 2018, the Company completed an underwritten, public offering involving the issuance and sale by the Company of 1,224,490 shares of common stock at a public offering price of $24.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 183,673 shares of common stock. On June 1, 2018, the underwriters exercised the option in full, and an additional 183,673 shares of common stock were issued and sold on June 5, 2018. The public offering resulted in gross proceeds to the Company of approximately $34.5 million, or $32.2 million net of the underwriting discount and other offering fees and expenses. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s revolving credit facility. The public offering’s impact on the weighted average number of shares for the three and nine months ending September 30, 2018 is 1.4 million shares and 0.7 million shares, respectively.

We had options to purchase 236,000 and 495,675 shares of common stock outstanding at a weighted average price of $34.53 and $31.74 for the three months ended September 30, 2018 and 2017 which were excluded in the computation of diluted net income (loss) per common share for the three months ended September 30, 2018 and 2017, respectively. We had options to purchase 261,000 and 566,075 shares of common stock outstanding at an average price of $33.86 and $30.21 which were excluded in the computation of diluted net income (loss) per common share for the nine months ended September 30, 2018 and 2017, respectively. These outstanding options were not included in the computation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock. The calculation of diluted net loss per common share for the three months ended September 30, 2017 excluded 121,750 shares, for the assumed exercise of stock options as a result of being in a net loss position. The calculation of diluted net loss per common share for the nine months ended September 30, 2017 excluded 99,638 shares, for the assumed exercise of stock options as a result of being in a net loss position. In addition, for the three and nine months ended September 30, 2017, the calculation of diluted net loss per share excluded 39,216 and 29,101 shares, respectively, for the assumed issuance of stock for restricted stock units as a result of being in a net loss position.

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

The adoption of ASU 2014-09, using the modified retrospective approach, had no material effect on revenue, gross margin or operating income. Additionally, on January 1, 2018 the adoption had an immaterial impact on the Company’s Consolidated Balance Sheets. As of September 30, 2018, the adoption created contract assets related to services performed, not yet billed. These amounts are included in Accounts Receivable in the Consolidated Balance Sheets as of September 30, 2018. Contract assets recorded as of September 30, 2018 totaled $1.6 million. The Company does not have any material contract liabilities as of September 30, 2018.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date; consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Specialty alloys	$58,325	42,511	$161,048	130,287
Premium alloys (A)	9,152	7,364	33,035	19,967
Conversion services and other sales	1,579	1,012	4,781	2,115

Total net sales	$69,056	50,887	$198,864	152,369

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2018 and 2017, we amortized these operating materials in the amount of $1.7 million and $1.5 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017

Raw materials and starting stock	$11,448	$8,527
Semi-finished and finished steel products	102,189	99,820
Operating materials	11,973	10,850

Gross inventory	125,610	119,197
Inventory reserves	(2,771)	(2,534)

Total inventory, net	$122,839	$116,663

Note 5: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017

Revolving credit facility	$33,500	$38,024
Notes	19,000	19,000
Term loan	10,000	21,541
Capital leases	1,618	1,897

Total debt	64,118	80,462
Less: current portion of long-term debt	(3,896)	(4,707)
Less: deferred financing costs	(1,659)	(749)

Long-term debt, net	$58,563	$75,006

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and at September 30, 2018.

The Facilities, which expire August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility (collectively, the “Notes”), plus 12.5% of the maximum borrowing amount of $110.0 million. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company will pay quarterly installments of the principal of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2018, which was 3.61% on our Revolving Credit Facility and 4.11% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2018, we had Credit Agreement related net deferred financing costs of approximately $1.0 million. For the nine months ended September 30, 2018, we amortized $0.2 million of deferred financing costs.

$6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. As of September 30, 2018, NMTC related restricted cash receipts totaling $2.2 million were applied to the Company’s Revolving Credit Facility, described in Note 6.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in Notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

Additionally, the Company has the option to further extend the maturity date of the Notes to March 17, 2021. Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate amount of $2.0 million to be made in March 2020.

The Notes bore interest at a rate of 5.0% per year through and including August 17, 2017 and bear a rate of 6.0% per year from and after August 18, 2017. Through and including June 18, 2017, all accrued and unpaid interest was payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes. The Holder’s conversion rights expired and are no longer subject to exercise.

Capital Leases

The Company enters into capital lease arrangements. The capital assets and obligations are recorded at the present value of minimum lease payments. The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt. During the nine months ended September 30, 2018, the Company entered into a new capital lease agreement for which the net present value of the minimum lease payments, at inception, was not significant. During the nine months ended September 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million. These amounts have been excluded from the Consolidated Statements of Cash Flows as they are non-cash.

As of September 30, 2018, future minimum lease payments applicable to capital leases were as follows:

2018	$151
2019	605
2020	583
2021	471
2022	56
2023	16
Total minimum capital lease payments	$1,882
Less amounts representing interest	(264)
Present value of net minimum capital lease payments	$1,618
Less current obligation	(467)
Total long-term capital lease obligation, net	$1,151

For the three and nine months ended September 30, 2018, the amortization of capital lease assets was $0.1 million and $0.4 million, respectively, which is included in cost of products sold in the Consolidated Statements of Operations.

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

As of September 30, 2018, the Company recorded $6.2 million as restricted cash which is included in Other long-term assets on the Company’s Consolidated Balance Sheets and $2.8 million as Other long-term liabilities related to this financing transaction. Cash is restricted for use in bar cell capital purchases only. Other long-term liabilities represent funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC. There was no significant change in restricted cash as of September 30, 2018 compared to June 30, 2018.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2018 and December 31, 2017 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at September 30, 2018 and December 31, 2017 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  At September 30, 2018 and December 31, 2017, the fair value of our Notes was approximately $18.9 and $18.8 million, respectively (Level 2).

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

For the nine months ended September 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 18.5% and 22.6%, respectively. The difference between the statutory rate and the projected annual ETR of 18.5% for 2018 is primarily due to increased research and development credits. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for the tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rate for the nine months ended September 30, 2018 was 19.1%. The difference between the annual ETR of 18.5% and the quarterly rate of 19.1% for the nine months ended September 30, 2018 is primarily related to the expiration of fully vested stock options partially offset by research and development credits. Our pre-tax income for the nine months ended September 30, 2017 was approximately break-even and our effective tax rate for the same period varied due to discrete items, primarily expense from the expiration of fully vested stock options.

Note 10: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2018 and 2017 for a portion of these sales and has designated these contracts as cash flow hedges. The notional value of these contracts at September 30, 2018 and December 31, 2017 was $1.1 million and $4.5 million, respectively. An accumulated unrealized gain of less than $0.1 million was recorded in other comprehensive income for the nine months ended September 30, 2018 and an accumulated unrealized loss of $0.1 million was recorded in other comprehensive income for the 12 months ended December 31, 2017.

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

Sales in the third quarter of 2018 were $69.1 million, an increase of $18.2 million, or 35.7%, from the third quarter of 2017 and an increase of $3.0 million, or 4.5%, from the second quarter of 2018. Overall, net sales increased for the majority of end markets in the third quarter of 2018 compared to the third quarter of 2017 with aerospace up $9.6 million, or 34.6%, oil & gas up $4.3 million, or 94.3%, heavy equipment up $3.7 million, or 38.4%, general industrial and conversion services up $1.1 million, or 19.1%, offset by power generation being down $0.5 million, or 16.7%. Compared to the second quarter of 2018, heavy equipment was up $4.4 million, or 48.4%, oil & gas was up $1.1 million, or 14.1%, power generation was up $0.4 million, or 16.3% and general industrial was up $0.2 million, or 5.1%, offset by aerospace being down $2.9 million, or 7.2%, and conversion services was down $0.3 million, or 15.0%. During the third quarter of 2018, our net sales of premium alloy products, which we define as all vacuum induction melt products, represented $9.2 million, or 13.3% of total net sales. This compared to the third quarter of 2017 premium alloy net sales of $7.4 million, or 14.5% of total net sales, and the second quarter of 2018 premium alloy net sales of $12.0 million, or 18.2% of total net sales. Our premium alloy products are primarily sold to the aerospace end market. Our backlog, before surcharges, at September 30, 2018 was $111.4 million, an increase of $45.2 million, or 68.3%, compared to September 30, 2017 and an increase of $7.2 million, or 6.9%, compared to June 30, 2018.

The Company’s gross margin for the third quarter of 2018 was $10.4 million, or 15.1% of net sales, compared to $5.5 million, or 10.7% of net sales, for the third quarter of 2017 and $11.7 million, or 17.7% of net sales, for the second quarter of 2018. The increase in our gross margin from the third quarter of 2017 is largely a result of shift in product mix to higher value premium alloys, higher volumes, base price increases, and cost reduction programs.

Selling, General and Administrative (“SG&A”) expenses were $5.1 million, or 7.4% of sales, in the third quarter 2018 compared to $4.4 million, or 8.7% of sales, in the third quarter of 2017 and $5.8 million, or 8.9% of sales, in the second quarter of 2018. SG&A decreased as a percent of sales compared to the second quarter 2018 and the third quarter 2017.

The Company’s net income was $3.9 million for the third quarter of 2018 compared to approximately break-even in the third quarter of 2017 and net income of $4.0 million in the second quarter of 2018.

Results of Operations

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three months ended September 30,
(in thousands, except shipped ton information)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$46,754	67.7%	$34,106	67.0%	$12,648	37.1%
High-strength low alloy steel	5,444	7.9	3,359	6.6	2,085	62.1
Tool steel	13,130	19.0	9,202	18.1	3,928	42.7
High-temperature alloy steel	2,149	3.1	3,208	6.3	(1,059)	(33.0)
Conversion services and other sales	1,579	2.3	1,012	2.0	567	56.0

Total net sales	69,056	100.0	50,887	100.0	18,169	35.7
Cost of products sold	58,631	84.9	45,423	89.3	13,208	29.1

Gross margin	10,425	15.1	5,464	10.7	4,961	90.8
Selling, general and administrative expenses	5,131	7.4	4,448	8.7	683	15.4

Operating income (loss)	5,294	7.7	1,016	2.0	4,278	NM
Interest expense	906	1.3	1,059	2.1	(153)	(14.4)
Deferred financing amortization	60	0.1	63	0.1	(3)	(4.8)
Other (income) expense, net	(48)	(0.1)	(23)	-	(25)	108.7

Income (loss) before income taxes	4,376	6.4	(83)	(0.2)	4,459	NM
Provision (benefit) for income taxes	460	0.7	176	0.3	284	161.4

Net income (loss)	$3,916	5.7%	$(259)	(0.5)%	$4,175	NM

Tons shipped	12,385		9,829		2,556	26.0

Sales dollars per shipped ton	$5,576		$5,177		$399	7.7%

Market Segment Information
	Three months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$49,889	72.2%	$35,507	69.7%	$14,382	40.5%
Original equipment manufacturers	4,981	7.2	4,361	8.6	620	14.2
Rerollers	6,530	9.5	5,640	11.1	890	15.8
Forgers	6,077	8.8	4,367	8.6	1,710	39.2
Conversion services and other sales	1,579	2.3	1,012	2.0	567	56.0

Total net sales	$69,056	100.0%	$50,887	100.0%	$18,169	35.7%

Melt Type Information
	Three months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$58,325	84.5%	$42,511	83.5%	$15,814	37.2%
Premium alloys (A)	9,152	13.3	7,364	14.5	1,788	24.3
Conversion services and other sales	1,579	2.2	1,012	2.0	567	56.0

Total net sales	$69,056	100.0%	$50,887	100.0%	$18,169	35.7%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$37,302	54.0%	$27,717	54.5%	$9,585	34.6%
Power generation	2,714	3.9	3,259	6.4	(545)	(16.7)
Oil & gas	8,926	12.9	4,593	9.0	4,333	94.3
Heavy equipment	13,423	19.4	9,698	19.1	3,725	38.4
General industrial, conversion services and other sales	6,691	9.8	5,620	11.0	1,071	19.1

Total net sales	$69,056	100.0%	$50,887	100.0%	$18,169	35.7%

Net sales:

Net sales for the three months ended September 30, 2018 increased $18.2 million, or 35.7%, as compared to the three months ended September 30, 2017. This reflects an increase in consolidated shipments and average sales dollar per shipped ton of 26.0% and 7.7%, respectively. The increase in sales dollars per ton for the three months ended September 30, 2018, compared to the same period in 2017, is primarily the result of shift in mix of products to higher value premium alloy. In addition, announced base price increases and higher surcharges relative to market pricing of raw materials and graphite electrodes contributed to the overall increase in net sales. Product sales to aerospace, oil & gas, heavy equipment, general industrial and conversion services end markets increased while power generation decreased. As a percent of sales, our premium alloy sales decreased to 13.3% of total sales for the three months ended September 30, 2018 compared to 14.5% for the three months ended September 30, 2017; however, premium alloy sales for the three months ended September 30, 2018 increased by $1.8 million, or 24.3%, when compared to the three months ended September 30, 2017. Our premium alloy sales are primarily for the aerospace market and are the principal contributing factor of growth in that end market.

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

The following table reflects the average market values per pound for selected months during the last 13-month period:

	September	June	December	September
	2018	2018	2017	2017

Nickel	$5.68	$6.85	$5.18	$5.10
Chrome	$1.41	$1.44	$1.44	$1.45
Molybdenum	$12.14	$11.25	$9.43	$8.71
Carbon scrap	$0.18	$0.19	$0.18	$0.19

Sources:  Nickel is the daily average LME Cash Settlement Price; Chrome and Molybdenum is the final monthly average as published by CRUs; Carbon is the consumer price for #1 Industrial Bundles in the Pittsburgh, PA area as reported in American Metal Market.

Gross margin:

Our gross margin, as a percent of sales, was 15.1% for the three months ended September 30, 2018 as compared to 10.7% for the three months ended September 30, 2017. The increase in our gross margin is largely a result of shift in product mix to higher value premium alloys, higher volumes, base price increases, and cost reduction programs. Gross margin, as a percent of sales compared to the three months ending June 30, 2018 decreased by 2.6%, primarily on lower sales of premium alloy products.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses increased by $0.7 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase is primarily due to salary and employment costs including employee incentive compensation which increased approximately $0.7 million. As a percentage of sales, our SG&A expenses were 7.4% of sales for the three months ended September 30, 2018 and 8.7% of sales for the three months ended September 30, 2017.

Interest expense and other financing costs:

Interest expense for the three months ended September 30, 2018 totaled $0.9 million, compared to $1.1 million for the three months ended September 30, 2017. The decrease in interest expense is attributable to lower debt resulting from the second quarter public offering activity.

Deferred financing amortization was $0.1 million in the third quarter of 2018 which was consistent with the same period in the prior year.

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

For the three months ended September 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 18.5% and 22.6%, respectively. The difference between the statutory rate and the projected annual ETR of 18.5% for 2018 is primarily due to increased research and development credits. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rates for the three months ended September 30, 2018 was 10.5%. The difference between the annual ETR of 18.5% and the rate of 10.5% for the three months ended September 30, 2018 is primarily related to higher than expected research and development credits.

Net income:

For the three months ended September 30, 2018, the Company recorded net income of $3.9 million, or $0.44 per diluted share, compared to approximately break-even for the three months ended September 30, 2017.

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

	Nine months ended September 30,
(in thousands, except shipped ton information)	2018		2017

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$137,384	69.1%	$106,296	69.7%	$31,088	29.2%
High-strength low alloy steel	15,535	7.8	10,949	7.2	4,586	41.9
Tool steel	31,537	15.9	24,924	16.4	6,613	26.5
High-temperature alloy steel	9,627	4.8	8,085	5.3	1,542	19.1
Conversion services and other sales	4,781	2.4	2,115	1.4	2,666	126.1

Total net sales	198,864	100.0	152,369	100.0	46,495	30.5
Cost of products sold	167,472	84.2	135,494	88.9	31,978	23.6

Gross margin	31,392	15.8	16,875	11.1	14,517	86.0
Selling, general and administrative expenses	16,187	8.1	13,676	9.0	2,511	18.4

Operating income (loss)	15,205	7.7	3,199	2.1	12,006	375.3
Interest expense	3,245	1.6	3,018	2.0	227	7.5
Deferred financing amortization	195	0.1	191	0.1	4	2.1
Other (income) expense, net	(690)	(0.3)	(43)	-	(647)	NM

Income (loss) before income taxes	12,455	6.3	33	-	12,422	NM
Provision (benefit) for income taxes	2,376	1.2	283	0.2	2,093	NM

Net income (loss)	$10,079	5.1%	$(250)	(0.2)%	$10,329	NM

Tons shipped	34,681		30,250		4,431	14.6

Sales dollars per shipped ton	$5,734		$5,037		$697	13.8%

Market Segment Information
	Nine months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$139,152	70.0%	$105,618	69.2%	$33,534	31.8%
Original equipment manufacturers	15,232	7.6	13,239	8.7	1,993	15.1
Rerollers	23,188	11.7	17,452	11.5	5,736	32.9
Forgers	16,511	8.3	13,945	9.2	2,566	18.4
Conversion services and other sales	4,781	2.4	2,115	1.4	2,666	126.1

Total net sales	$198,864	100.0%	$152,369	100.0%	$46,495	30.5%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$161,048	81.0%	$130,287	85.5%	$30,761	23.6%
Premium alloys (A)	33,035	16.6	19,967	13.1	13,068	65.4
Conversion services and other sales	4,781	2.4	2,115	1.4	2,666	126.1

Total net sales	$198,864	100.0%	$152,369	100.0%	$46,495	30.5%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2018		2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$113,742	57.2%	$83,404	54.7%	$30,338	36.4%
Power generation	7,337	3.7	12,267	8.1	(4,930)	(40.2)
Oil & gas	25,211	12.7	14,296	9.4	10,915	76.4
Heavy equipment	32,506	16.3	26,331	17.3	6,175	23.5
General industrial, conversion services and other sales	20,068	10.1	16,071	10.5	3,997	24.9

Total net sales	$198,864	100.0%	$152,369	100.0%	$46,495	30.5%

Net sales:

Net sales for the nine months ended September 30, 2018 increased $46.5 million, or 30.5%, as compared to the nine months ended September 30, 2017. This reflects an increase in consolidated shipments and average sales dollar per shipped ton of 14.6% and 13.8%, respectively. The increase in sales dollars per ton in the nine months ended September 30, 2018, compared to the same period in 2017, is primarily the result of a shift in mix of products to higher value premium alloy. In addition, announced base price increases and higher surcharges relative to market pricing of raw materials and graphite electrodes contributed to the overall increase in net sales. Product sales to all end markets, except power generation, increased. During the nine months ended September 30, 2018, premium alloy sales increased by $13.1 million, or 65.4%, when compared to the nine months ended September 30, 2017. As a percent of sales, our premium alloy sales increased to 16.6% of total sales for the nine months ended September 30, 2018 compared to 13.1% for the nine months ended September 30, 2017. Our premium alloy sales are primarily for the aerospace market and are the principal contributing factor of growth in that end market.

Gross margin:

Our gross margin, as a percent of sales, was 15.8% for the nine months ended September 30, 2018 as compared to 11.1% for the nine months ended September 30, 2017. The increase in our gross margin is largely a result of a shift in product mix to higher value premium alloys, higher volumes, base price increases, and cost reduction programs.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses increased by $2.5 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase is primarily due to salary expense and employment costs including employee incentive compensation which increased $2.6 million. As a percentage of sales, our SG&A expenses were 8.1% of sales for the nine months ended September 30, 2018 and 9.0% of sales for the nine months ended September 30, 2017.

Interest expense and other financing costs:

Interest expense for the nine months ended September 30, 2018 totaled $3.2 million, compared to $3.0 million for the nine months ended September 30, 2017. The increase in interest expense is attributable to increased interest rates.

Deferred financing amortization was $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Income tax provision:

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision (benefit) is comprised of tax on ordinary income provided at the most recent ETR, increased or decreased for the tax effect of discrete items.

For the nine months ended September 30, 2018 and 2017, our estimated annual effective tax rates applied to ordinary income (losses) were 18.5% and 22.6%, respectively. The difference between the statutory rate and the projected annual ETR of 18.5% for 2018 is primarily due to increased research and development credits. Our estimated ETR incorporated the 21% statutory U.S. corporate income tax rate that was enacted on December 22, 2017 by the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2017.

Including the effect of discrete items, our effective tax rate for the nine months ended September 30, 2018 was 19.1%. The difference between the annual ETR of 18.5% and the rate of 19.1% for the nine months ended September 30, 2018 is primarily related to the expiration of fully vested stock options partially offset by higher than expected research and development credits. Our pre-tax income for the nine months ended September 30, 2017 was approximately break-even and our effective tax rate for the same period varied due to discrete items, primarily expense from the expiration of fully vested stock options.

Net income:

For the nine months ended September 30, 2018, the Company recorded net income of $10.1 million, or $1.23 per diluted share, compared to approximately break-even net income for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Historically, we have financed our operating activities through cash provided by operations and cash provided through our credit facilities.

On May 25, 2018, the Company completed an underwritten, public offering involving the issuance and sale by the Company of 1,224,490 shares of common stock at a public offering price of $24.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 183,673 shares of common stock. On June 1, 2018, the underwriters exercised the option in full, and an additional 183,673 shares of common stock were issued and sold on June 5, 2018. The public offering resulted in gross proceeds to the Company of approximately $34.5 million, or $32.2 million net of the underwriting discount and other offering fees and expenses. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s revolving credit facility.

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

Net cash provided by (used in) operating activities:

During the nine months ended September 30, 2018, net cash provided by operating activities was $0.7 million. Our net income, adjusted for non-cash expenses, generated $27.9 million. We utilized $31.0 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $19.2 million due to the increase in sales in the third quarter of 2018 compared to the fourth quarter of 2017. Inventories used $7.9 million in support of the increased backlog and $4.0 million decrease in accounts payable. Accrued Employment Costs increased $2.6 million primarily due to increased variable compensation expenses.

During the nine months ended September 30, 2017, we generated $0.9 million net cash in operating activities. Net income adjusted for non-cash expenses was $15.5 million. We utilized $13.1 million of cash for managed working capital which we define as net accounts receivable, plus inventory and minus accounts payable. $7.1 million of the increase in managed working capital is from accounts receivable due to the increase in sales in the third quarter of 2017 compared to the fourth quarter of 2016. Inventories used $16.7 million reflecting higher commodity cost combined with increased quantities in support of higher backlog which was partially offset by the $10.7 million increase in accounts payable due to increased production activity. Accrued employment costs decreased by $0.9 million due to the payout of 2016 variable compensation partially offset by other payroll related accruals. Other activities, primarily maintenance costs, used $0.4 million of cash and income taxes used $0.1 million.

Net cash used in investing activities:

During the nine months ended September 30, 2018, we used $13.2 million in cash for capital expenditures compared to $4.7 million for the nine months ended September 30, 2017. We expect capital expenditures to be approximately $16.5 million in 2018.

Net cash provided by financing activities:

Net cash provided by financing activities netted $18.5 million in cash from financing activities for the nine months ended September 30, 2018. The change was driven by $32.2 million of proceeds from the equity offering which we used to repay amounts outstanding under the Company’s Revolving Credit Facility. Financing activities were also impacted by higher working capital levels, as well as, borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 6.

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

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and September 30, 2018.

The Facilities, which expire August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility (collectively, the “Notes”), plus 12.5% of the maximum borrowing amount of $110.0 million. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company will pay quarterly installments of the principal of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2018, which was 3.61% on our Revolving Credit Facility and 4.11% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2018, we had Credit Agreement related net deferred financing costs of approximately $1.0 million. For the nine months ended September 30, 2018, we amortized $0.2 million of deferred financing costs.

$6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. As of September 30, 2018, NMTC related restricted cash receipts totaling $2.2 million were applied to the Company’s Revolving Credit Facility, described in Note 6.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in Notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

Additionally, the Company has the option to further extend the maturity date of the Notes to March 17, 2021. Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate amount of $2.0 million to be made in March 2020.

The Notes bore interest at a rate of 5.0% per year through and including August 17, 2017 and bear a rate of 6.0% per year from and after August 18, 2017. Through and including June 18, 2017, all accrued and unpaid interest was payable semi-annually in arrears on each June 18 and December 18. After June 18, 2017, all accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes. The Holder’s conversion rights expired and are no longer subject to exercise.

Capital Leases

The Company enters into capital lease arrangements. The capital assets and obligations are recorded at the present value of minimum lease payments. The assets are included in Property, Plant and Equipment, net on the Consolidated Balance Sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the capital lease obligations is included in Long-term debt and the current component is included in Current portion of long-term debt. During the nine months ended September 30, 2018, the Company has entered into a new capital lease agreement for which the net present value of the minimum lease payments, at inception, was not significant. During the nine months ended September 30, 2017, the Company entered into capital lease agreements for which the net present value of the minimum lease payments, at inception, was $0.4 million. These amounts have been excluded from the Consolidated Statements of Cash Flows as they are non-cash.

Collective Bargaining Agreement

During the third quarter the Company entered into new labor agreements with the hourly employees of its North Jackson and Bridgeville facilities. A six-year collective bargaining agreement with the hourly employees at its North Jackson Specialty Steel facility was agreed to effective July 1, 2018 and expires on June 30, 2024 and a new five-year agreement with the hourly employees at its Bridgeville facility was agreed to effective September 1, 2018 and expires on August 31, 2023. Onetime costs incurred in the quarter in the negotiation and management of the new Bridgeville labor agreement totaled $0.1 million, or $0.01 per diluted share.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1

First Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of August 3, 2018, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto from time to time, PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the lenders party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 6, 2018).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2018

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)