Form 10-Q
period 2019-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2019-04-24
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 22, 2019, there were 8,772,211 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Net sales	$60,271	$63,737
Cost of products sold	52,901	54,465

Gross margin	7,370	9,272
Selling, general and administrative expenses	4,966	5,207

Operating income	2,404	4,065
Interest expense and other financing costs	913	1,206
Other expense (income), net	21	(43)

Income before income taxes	1,470	2,902
Provision for income taxes	248	777

Net income	$1,222	$2,125

Net income per common share - Basic	$0.14	$0.29

Net income per common share - Diluted	$0.14	$0.28

Weighted average shares of common stock outstanding
Basic	8,761,538	7,261,966
Diluted	8,860,525	7,492,972

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Net income	$1,222	$2,125
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	(21)	-
Unrealized loss on foreign currency contracts	(67)	(58)
Comprehensive income	$1,134	$2,067

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$237	$3,696
Accounts receivable (less allowance for doubtful accounts of $295 at each date)	34,621	32,618
Inventory, net	147,128	134,738
Other current assets	5,646	3,756

Total current assets	187,632	174,808

Property, plant and equipment, net	176,768	177,844
Other long-term assets	1,230	668

Total assets	$365,630	$353,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,798	$44,379
Accrued employment costs	3,549	7,939
Current portion of long-term debt	3,916	3,907
Other current liabilities	996	2,929

Total current liabilities	50,259	59,154

Long-term debt, net	61,527	42,839
Deferred income taxes	11,697	11,481
Other long-term liabilities, net	3,380	2,835

Total liabilities	126,863	116,309

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,065,066 and 9,045,345 shares issued, respectively	9	9
Additional paid-in capital	93,701	93,100
Other comprehensive (loss) income	(87)	1
Retained earnings	147,434	146,191
Treasury stock, at cost; 292,855 common shares held	(2,290)	(2,290)

Total stockholders’ equity	238,767	237,011

Total liabilities and stockholders’ equity	$365,630	$353,320

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Operating Activities:
Net income	$1,222	$2,125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,646	4,756
Deferred income tax	235	772
Share-based compensation expense	432	326
Changes in assets and liabilities:
Accounts receivable, net	(2,003)	(8,604)
Inventory, net	(12,962)	(3,832)
Accounts payable	(1,314)	(7,699)
Accrued employment costs	(4,390)	(499)
Income taxes	12	5
Other, net	(3,719)	296

Net cash used in operating activities	(17,841)	(12,354)

Investing Activity:
Capital expenditures	(5,557)	(2,485)

Net cash used in investing activity	(5,557)	(2,485)

Financing Activities:
Borrowings under revolving credit facility	50,450	128,729
Payments on revolving credit facility	(29,339)	(107,080)
Proceeds under New Markets Tax Credit financing	-	3,010
Payments on term loan facility, finance leases, and notes	(2,472)	(1,172)
Bank overdrafts	1,276	-
Payments of financing costs	-	(351)
Proceeds from the exercise of stock options	41	54

Net cash provided by financing activities	19,956	23,190

Net (decrease) increase in cash and restricted cash	(3,442)	8,351
Cash and restricted cash at beginning of period	4,091	207

Cash and restricted cash at end of period	$649	$8,558

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

	March 31, 2019	March 31, 2018
Cash	$237	$228
Restricted cash included in other long-term assets	412	8,330
Total cash and restricted cash	$649	$8,558

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-

Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)

Balance at December 31, 2017	7,257,787	$8	$58,514	$135,529	$(93)	292,855	$(2,290)
Common stock issuance under
Exercise of stock options	4,550	-	54	-	-	-	-
Share-based compensation	2,848	-	401	-	-	-	-
Capital investment	-	-	33	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(58)	-	-
Net income	-	-	-	2,125	-	-	-

Balance at March 31, 2018	7,265,185	$8	$59,002	$137,654	$(151)	292,855	$(2,290)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Business and Basis of Presentation

Universal Stainless & Alloy Products, Inc., and its wholly-owned subsidiaries (collectively, “Universal,” “we,” “us,” “our,” or the “Company”), manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, original equipment manufacturers and wire redrawers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment, and general industrial manufacturing industries. We also perform conversion services on materials supplied by customers.

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the December 31, 2018 consolidated balance sheet data was derived from the audited financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE, and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 7, New Markets Tax Credit Financing Transaction, for a description of the VIE’s included in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The criteria for evaluating are similar to those applied in current lease accounting. The Company adopted the ASU effective January 1, 2019. The adoption resulted in the recognition of current and noncurrent lease liabilities and corresponding right-of-use assets on the balance sheet, and did not have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income,” that permits companies the option to reclassify stranded tax effects caused by the 2017 U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the ASU effective January 1, 2019 and recorded the reclassification to retained earnings as of the effective date of the adoption. The adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We are currently evaluating the impact of this guidance on our financial statements and will adopt on or before January 1, 2020.

Note 2: Net income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2019	2018

Numerator:

Net income	$1,222	$2,125

Denominator:

Weighted average number of shares of common stock outstanding (A)	8,761,538	7,261,966
Weighted average effect of dilutive stock options and other stock compensation	98,987	231,006

Weighted average number of shares of common stock outstanding, as adjusted	8,860,525	7,492,972

Net income per common share:

Net income per common share - Basic	$0.14	$0.29

Net income per common share - Diluted	$0.14	$0.28
(A)

The three months ended March 31, 2019 includes 1,408,163 shares in the aggregate issued on May 25 and June 5, 2018 as part of an underwritten public offering by the Company, which are not included in the three months ended March 31, 2018.

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

We had options to purchase 641,500 and 338,500 shares of common stock outstanding at a weighted average price of $26.35 and $33.84 for the three months ended March 31, 2019 and 2018, respectively, which were excluded in the computation of diluted net income per common share. These options were not included in the computation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $0.8 million and $1.0 million are included in Accounts Receivable in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively.

The Company has elected the following practical expedients allowed under Accounting Standards Codification Topic 606:

•	Shipping costs are not considered to be separate performance obligations.

•

Performance obligations are satisfied within one year from a given reporting date; consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2019	2018
Net sales:
Specialty alloys	$49,764	$50,485
Premium alloys (A)	9,370	11,845
Conversion services and other sales	1,137	1,407

Total net sales	$60,271	63,737

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2019 and 2018, we amortized these operating materials in the amount of $0.6 million and $0.5 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018

Raw materials and starting stock	$12,276	$9,555
Semi-finished and finished steel products	124,550	115,627
Operating materials	13,612	12,515

Gross inventory	150,438	137,697
Inventory reserves	(3,310)	(2,959)

Total inventory, net	$147,128	$134,738

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2019 the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. Adoption of this guidance did not change the balance sheet recognition of our finance leases or the income statement recognition of our finance or operating leases. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases. The impact at adoption was immaterial to the Company’s consolidated financial statements.

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheet at March 31, 2019 and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. During the three months ended March 31, 2019, the Company entered into two new lease agreements accounted for as operating leases.

For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the three months ended March 31, 2019 and 2018, the Company did not enter into any new lease agreements accounted for as a finance lease.

As of March 31, 2019, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2019	$172	$454
2020	207	583
2021	184	471
2022	173	56
2023 and thereafter	84	15
Total minimum lease payments	$820	$1,579
Less amounts representing interest	(50)	(192)
Present value of minimum lease payments	$770	$1,387
Less current obligations	(225)	(488)
Total long-term lease obligations, net	$545	$899
Weighted-average remaining lease term	4 years	2 years

Right-of-use assets recorded to the consolidated balance sheet at March 31, 2019 were $0.8 million and $1.1 million for operating leases and finance leases, respectively. For the three months ended March 31, 2019, the amortization of finance lease assets was $0.1 million and is included in cost of products sold in the Consolidated Statements of Operations.

The Company has elected the practical expedient allowed under Leases (Topic 842) to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the interest rate implicit in the lease, when available, or the Company’s incremental borrowing rate. The incremental borrowing rate was determined with reference to the interest rate applicable under our senior secured revolving credit facility discussed in Note 6, as this facility is collateralized by a first lien on substantially all of the assets of the Company and its term is similar to the term of our leases.

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018

Revolving credit facility	$39,315	$18,204
Notes	17,000	19,000
Term loan	9,286	9,643
Finance leases	1,387	1,502

Total debt	66,988	48,349
Less: current portion of long-term debt	(3,916)	(3,907)
Less: deferred financing costs	(1,545)	(1,603)

Long-term debt, net	$61,527	$42,839

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and through March 31, 2019.

The Facilities, which expire August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum

Liquidity”). At March 31, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company pays quarterly installments of the principal of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning after September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2019, which was 3.74% on our Revolving Credit Facility and 4.24% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At March 31, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.9 million. For the three months ended March 31, 2019, we amortized $0.1 million of deferred financing costs.

During 2018, $6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. NMTC related restricted cash receipts totaling $8.0 million in 2018 were applied to the Company’s Revolving Credit Facility, described in Note 7.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of Notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million were made in March 2019.

On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate amount of $2.0 million to be made in March 2020. In conjunction with the intended extension of the maturity date of the Notes, $2.0 million has been classified within current portion of long-term debt.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Note 7: New Markets Tax Credit Financing Transaction

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

As of March 31, 2019, the Company recorded $0.4 million as restricted cash which is included in Other long-term assets on the Company’s Consolidated Balance Sheets and $2.8 million as Other long-term liabilities related to this financing transaction. Cash is restricted for use in bar cell capital purchases only. Other long-term liabilities represent funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC. There was no significant change in restricted cash during the three months ended March 31, 2019.

Note 8:  Fair Value Measurement

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2019 and December 31, 2018 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at March 31, 2019 and December 31, 2018 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $16.9 million at March 31, 2019 and $18.8 million December 31, 2018 (Level 2).

Note 9:  Commitments and Contingencies

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

Note 10:  Income Taxes

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

For the three months ended March 31, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 16.8% and 18.7%, respectively. The difference between the statutory rate and the projected annual ETR of 16.8% for 2019 is primarily due to research and development credits. Discrete items were not significant during the three months ended March 31, 2019, and our ETR for the first quarter was 16.9%.

Including the effect of discrete items, our ETR for the three months ended March 31, 2018 was 26.8%. The difference between the estimated annual ETR of 18.7% and the quarterly rate of 26.8% was primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.2 million.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2019 and 2018 for a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts at March 31, 2019 and December 31, 2018 was $8.0 million and $7.4 million, respectively. An accumulated unrealized loss of less than $0.1 million was recorded in other comprehensive income for the three months ended March 31, 2019 and also for the year ended December 31, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2019 were $60.3 million, an increase of $3.2 million, or 5.6%, from the fourth quarter of 2018. During this period, sales to our largest end market, aerospace, increased $7.5 million, or 21.4%. Power generation increased $0.6 million, or 28.9%, and conversion services increased $0.3 million, or 33.1%, while oil & gas declined $0.9 million, or 14.4%, heavy equipment declined $2.7 million, or 29.3%, and general industrial declined $1.6 million, or 42.2%.

Sales in the first quarter of 2019 decreased $3.5 million, or 5.4%, compared to the first quarter of 2018. Sales increased for aerospace by $6.4 million, or 17.6%, and power generation by $0.2 million, or 9.3%. These increases were offset by decreases in our other end markets, as oil & gas decreased $3.1 million, or 36.4%, heavy equipment decreased $3.6 million, or 35.8%, general industrial decreased $3.1 million, or 58.5%, and conversion services and other sales decreased $0.3 million, or 19.2%.

During the first quarter of 2019, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $9.4 million, or 15.5% of total sales. This was an increase compared to fourth quarter 2018 premium alloy sales of $8.1 million, which was 14.2% of total sales, but a decrease compared to the first quarter of 2018 premium alloy sales which totaled $11.8 million, or 18.6% of total sales. Our premium alloy products are primarily sold to the aerospace end market.

Our backlog, before surcharges, at March 31, 2019 was $130.1 million, an increase of $3.9 million, or 3.1%, compared to December 31, 2018, and an increase of $39.5 million, or 43.6%, compared to March 31, 2018.

The Company’s gross margin for the first quarter of 2019 was $7.4 million, or 12.2% of net sales, compared to $6.4 million, or 11.3% of net sales, for the fourth quarter of 2018 and $9.3 million, or 14.5% of net sales, for the first quarter of 2018. The decrease in our gross margin from the first quarter of 2018 is largely a result of lower than forecasted shipment volume, product mix, and slower recovery in surcharges.

Selling, General and Administrative (“SG&A”) expenses were $5.0 million, or 8.2% of net sales, in the first quarter 2019 compared to $5.6 million, or 9.7% of net sales, in the fourth quarter of 2018 and $5.2 million, or 8.2% of net sales, in the first quarter of 2018. SG&A decreased compared to the first quarter of 2018 but was flat as a percent of sales due to the decrease in sales in the same period.

The Company’s net income was $1.2 million for the first quarter of 2019 compared to $0.6 million in the fourth quarter of 2018 and $2.1 million in the first quarter of 2018.

Results of Operations

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three months ended March 31,
(in thousands, except shipped ton information)	2019		2018

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$45,995	76.3%	$42,939	67.4%	$3,056	7.1%
High-strength low alloy steel	5,764	9.6	5,203	8.2	561	10.8
Tool steel	6,567	10.9	9,641	15.1	(3,074)	(31.9)
High-temperature alloy steel	808	1.3	4,547	7.1	(3,739)	(82.2)
Conversion services and other sales	1,137	1.9	1,407	2.2	(270)	(19.2)

Total net sales	60,271	100.0	63,737	100.0	(3,466)	(5.4)
Cost of products sold	52,901	87.8	54,465	85.5	(1,564)	(2.9)

Gross margin	7,370	12.2	9,272	14.5	(1,902)	(20.5)
Selling, general and administrative expenses	4,966	8.2	5,207	8.2	(241)	(4.6)

Operating income	2,404	4.0	4,065	6.3	(1,661)	(40.9)
Interest expense	854	1.4	1,142	1.8	(288)	(25.2)
Deferred financing amortization	59	0.1	64	0.1	(5)	(7.8)
Other expense (income), net	21	-	(43)	(0.1)	(64)	(148.8)

Income before income taxes	1,470	2.5	2,902	4.5	(1,304)	(44.9)
Provision for income taxes	248	0.4	777	1.2	(529)	(68.1)

Net income	$1,222	2.1%	$2,125	3.3%	$(775)	(36.5)

Tons shipped	10,160		11,156		(996)	(8.9)

Sales dollars per shipped ton	$5,932		$5,713		$219	3.8%

Market Segment Information
	Three months ended March 31,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$43,056	71.4%	$44,521	69.9%	$(1,465)	(3.3)%
Original equipment manufacturers	5,226	8.7	4,482	7.0	744	16.6
Rerollers	6,031	10.0	8,364	13.1	(2,333)	(27.9)
Forgers	4,821	8.0	4,963	7.8	(142)	(2.9)
Conversion services and other sales	1,137	1.9	1,407	2.2	(270)	(19.2)

Total net sales	$60,271	100.0%	$63,737	100.0%	$(3,466)	(5.4)%

Melt Type Information
	Three months ended March 31,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$49,764	82.6%	$50,485	79.2%	$(721)	(1.4)%
Premium alloys (A)	9,370	15.5	11,845	18.6	(2,475)	(20.9)
Conversion services and other sales	1,137	1.9	1,407	2.2	(270)	(19.2)

Total net sales	$60,271	100.0%	$63,737	100.0%	$(3,466)	(5.4)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$42,607	70.7%	$36,235	56.9%	$6,372	17.6%
Power generation	2,503	4.2	2,289	3.6	214	9.3
Oil & gas	5,376	8.9	8,459	13.3	(3,083)	(36.4)
Heavy equipment	6,444	10.7	10,035	15.7	(3,591)	(35.8)
General industrial, conversion services and other sales	3,341	5.5	6,719	10.5	(3,378)	(50.3)

Total net sales	$60,271	100.0%	$63,737	100.0%	$(3,466)	(5.4)%

Net sales:

Net sales for the three months ended March 31, 2019 decreased $3.5 million, or 5.4%, as compared to the three months ended March 31, 2018. This reflects a decrease in consolidated shipments of 8.9%, partially offset by an increase in average sales dollar per shipped ton of 3.8%. The increase in sales dollars per ton is primarily the result of shift in mix to higher value premium alloy products. In addition, announced base price increases contributed to the increase.

Product sales to the aerospace and power generation end markets increased, while sales to our other end markets decreased. As a percent of sales, our premium alloy sales decreased to 15.5% of total sales for the three months ended March 31, 2019 compared to 18.6% for the three months ended March 31, 2018; however, premium alloy sales increased from the three months ended December 31, 2018 when they were 14.2% of total sales. Our premium alloy sales are primarily for the aerospace market and are a principal factor of growth in that end market.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2019 was 12.2% compared to 14.5% for the three months ended March 31, 2018. The decrease is largely a result of lower than forecasted shipment volume, product mix, and slower recovery in customer surcharges. Gross margin compared to the three months ended December 31, 2018 increased from 11.3%.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses decreased by $0.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily due to salary and employment costs, including employee incentive compensation. As a percentage of sales, our SG&A expenses were 8.2% of sales in both periods.

Interest expense and other financing costs:

Interest expense for the three months ended March 31, 2019 totaled $0.9 million, compared to $1.1 million for the three months ended March 31, 2018. The decrease in interest expense is attributable to lower debt resulting from the 2018 public equity offering.

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

For the three months ended March 31, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 16.8% and 18.7%, respectively. The difference between the statutory rate and the projected annual ETR of 16.8% for 2019 is primarily due to research and development credits. Discrete items were not significant during the three months ended March 31, 2019, and our ETR for the first quarter was 16.9%.

Including the effect of discrete items, our ETR for the three months ended March 31, 2018 was 26.8%. The difference between the estimated annual ETR of 18.7% and the quarterly rate of 26.8% was primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.2 million.

Net income:

For the three months ended March 31, 2019, the Company recorded net income of $1.2 million, or $0.14 per diluted share, compared to $2.1 million, or $0.28 per diluted share, for the three months ended March 31, 2018. The first quarter of 2019 includes an additional 1.4 million weighted average shares outstanding due to the second quarter 2018 equity issuance.

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

In connection with the NMTC financing program, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048, to the Investment Fund. Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC. The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly-owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project. The Company determined that the Investment Fund and CDE are each a VIE; refer to Note 7 for further details.

The economic effect of the NMTC transactions described above is that the Company secured low cost financing for its mid-size bar cell project.

Net cash provided by (used in) operating activities:

During the three months ended March 31, 2019, net cash used in operating activities was $17.8 million. Our net income, adjusted for non-cash expenses, generated $6.5 million. We utilized $16.3 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $2.0 million due to the timing of sales and collections and accounts payable decreased $1.3 million due to the timing of payments to vendors. We used $13.0 million in the growth of inventory to support the increased order backlog. In addition, we utilized $8.0 million of cash from other assets and liabilities, primarily decreased accruals for employee related costs.

During the three months ended March 31, 2018, net cash used in operating activities was $12.4 million. Our net income, adjusted for non-cash expenses, generated $8.0 million of cash. We utilized $20.1 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $8.6 million due to the increase in sales in the first quarter of 2018 compared to the fourth quarter of 2017. Inventories used $3.8 million in support of the increased backlog with an additional $7.7 million decrease in accounts payable. Accrued employment costs were reduced by $0.5 million primarily due to decrease in accrued payroll.

Net cash used in investing activities:

During the three months ended March 31, 2019, we used $5.6 million in cash for capital expenditures compared to $2.5 million for the three months ended March 31, 2018. Approximately $2.3 million of the current year to date capital expenditures were payments related to the mid-size bar cell capital project at our Dunkirk, NY facility. We expect capital expenditures to approximate 2018 levels in 2019.

Net cash provided by financing activities:

Net cash provided by financing activities totaled $20.0 million for the three months ended March 31, 2019. The change was driven by our capital expenditure and managed working capital needs.

Net cash provided by financing activities totaled $23.2 million for the three months ended March 31, 2018. The increase was driven by higher working capital levels, as well as borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 7 to the unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first quarters of 2019 and 2018. The major raw materials used in our operations include nickel, chrome, molybdenum and carbon scrap. We continuously monitor market price fluctuations of key raw materials. We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.

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

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million (“Minimum Liquidity”). At March 31, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company pays quarterly installments of the principal of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning after September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2019, which was 3.74% on our Revolving Credit Facility and 4.24% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At March 31, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.9 million. For the three months ended March 31, 2019, we amortized $0.1 million of deferred financing costs.

During 2018, $6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. NMTC related restricted cash receipts totaling $8.0 million in 2018 were applied to the Company’s Revolving Credit Facility, described in Note 7 to the unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of Notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

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

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million were made in March 2019.

On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Extending the maturity date of the Notes to March 17, 2021 would require a principal payment in the aggregate amount of $2.0 million to be made in March 2020. In conjunction with the intended extension of the maturity date of the Notes, $2.0 million has been classified within current portion of long-term debt.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Leases

The Company periodically enters into leases in its normal course of business. We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheet at March 31, 2019, and are amortized over the respective terms which are five years or less. The long term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities. During the three months ended March 31, 2019, the Company entered into two new lease agreements accounted for as operating leases.

The accounting for finance leases did not change. The right-of-use assets and lease liabilities for leases finance leases are recorded at the present value of minimum lease payments. The assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the three months ended March 31, 2019 and 2018, the Company did not enter into any new lease agreements accounted for as a finance lease.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: April 24, 2019

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)