Form 10-Q
period 2019-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2019-07-24
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

(412) 257-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	USAP	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2019, there were 8,787,837 shares of the Registrant’s common stock outstanding.

Universal Stainless & Alloy Products, Inc.

i

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$70,997	$66,071	$131,268	$129,808
Cost of products sold	61,891	54,376	114,792	108,841

Gross margin	9,106	11,695	16,476	20,967
Selling, general and administrative expenses	5,604	5,849	10,570	11,056

Operating income	3,502	5,846	5,906	9,911
Interest expense and other financing costs	1,022	1,268	1,935	2,474
Other expense (income), net	10	(599)	31	(642)

Income before income taxes	2,470	5,177	3,940	8,079
Provision for income taxes	384	1,139	632	1,916

Net income	$2,086	$4,038	$3,308	$6,163

Net income per common share - Basic	$0.24	$0.52	$0.38	$0.82

Net income per common share - Diluted	$0.24	$0.50	$0.37	$0.79

Weighted average shares of common stock outstanding
Basic	8,773,263	7,817,628	8,769,242	7,541,332
Diluted	8,847,827	8,076,108	8,860,143	7,784,403

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$2,086	$4,038	$3,308	$6,163
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	-	-	(21)	-
Unrealized gain on foreign currency contracts	154	166	87	108
Comprehensive income	$2,240	$4,204	$3,374	$6,271

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$228	$3,696
Accounts receivable (less allowance for doubtful accounts of $295)	41,017	32,618
Inventory, net	140,103	134,738
Other current assets	5,351	3,756

Total current assets	186,699	174,808

Property, plant and equipment, net	175,938	177,844
Other long-term assets	1,406	668

Total assets	$364,043	$353,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,293	$44,379
Accrued employment costs	4,712	7,939
Current portion of long-term debt	3,924	3,907
Other current liabilities	927	2,929

Total current liabilities	42,856	59,154

Long-term debt, net	64,237	42,839
Deferred income taxes	12,112	11,481
Other long-term liabilities, net	3,326	2,835

Total liabilities	122,531	116,309

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,082,116 and 9,045,345 shares issued, respectively	9	9
Additional paid-in capital	94,227	93,100
Other comprehensive income	67	1
Retained earnings	149,520	146,191
Treasury stock, at cost; 294,279 and 292,855 common shares held, respectively	(2,311)	(2,290)

Total stockholders’ equity	241,512	237,011

Total liabilities and stockholders’ equity	$364,043	$353,320

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018

Operating Activities:
Net income	$3,308	$6,163
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,422	9,613
Deferred income tax	608	1,885
Share-based compensation expense	768	678
Changes in assets and liabilities:
Accounts receivable, net	(8,399)	(10,822)
Inventory, net	(6,494)	(10,084)
Accounts payable	(8,115)	643
Accrued employment costs	(3,227)	1,891
Income taxes	(1)	(29)
Other, net	(3,535)	267

Net cash (used in) provided by operating activities	(15,665)	205

Investing Activity:
Capital expenditures	(9,396)	(6,647)

Net cash used in investing activity	(9,396)	(6,647)

Financing Activities:
Borrowings under revolving credit facility	108,777	264,889
Payments on revolving credit facility	(84,532)	(283,346)
Proceeds under New Markets Tax Credit financing	-	2,835
Payments on term loan facility, finance leases, and notes	(2,944)	(3,567)
Payments of financing costs	-	(695)
Proceeds from public offering, net of cash expenses	-	32,253
Proceeds from the exercise of stock options	327	262

Net cash provided by financing activities	21,628	12,631

Net (decrease) increase in cash and restricted cash	(3,433)	6,189
Cash and restricted cash at beginning of period	4,091	207

Cash and restricted cash at end of period	$658	$6,396

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
Cash	$228	$263
Restricted cash included in other long-term assets	430	6,133
Total cash and restricted cash	$658	$6,396

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the six months ended June 30, 2019
Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-
Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,182	-	152	-	-	-	-
Exercise of stock options	600	-	17	-	-	-	-
Share-based compensation	3,844	-	357	-	-	1,424	(21)
Net gain on derivative instruments	-	-	-	-	154	-	-
Net income	-	-	-	2,086	-	-	-
Balance at June 30, 2019	8,787,837	$9	$94,227	$149,520	$67	294,279	$(2,311)

For the six months ended June 30, 2018
Balance at December 31, 2017	7,257,787	$8	$58,514	$135,529	$(93)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	-	-	-	-	-	-	-
Exercise of stock options	4,550	-	54	-	-	-	-
Share-based compensation	2,848	-	401	-	-	-	-
Capital investment	-	-	33	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(58)	-	-
Net income	-	-	-	2,125	-	-	-
Balance at March 31, 2018	7,265,185	$8	$59,002	$137,654	$(151)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	7,922	-	149	-	-	-	-
Exercise of stock options	5,375	-	59	-	-	-	-
Public offering	1,408,163	1	32,253	-	-	-	-
Share-based compensation	-	-	351	-	-	-	-
Net gain on derivative instruments	-	-	-	-	166	-	-
Net income	-	-	-	4,038	-	-	-
Balance at June 30, 2018	8,686,645	$9	$91,814	$141,692	$15	292,855	$(2,290)

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

Note 2: Net income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018

Numerator:

Net income	$2,086	$4,038	$3,308	$6,163

Denominator:

Weighted average number of shares of common stock outstanding (A)	8,773,263	7,817,628	8,769,242	7,541,332
Weighted average effect of dilutive stock options and other stock compensation	74,564	258,480	90,901	243,071

Weighted average number of shares of common stock outstanding, as adjusted	8,847,827	8,076,108	8,860,143	7,784,403

Net income per common share:

Net income per common share - Basic	$0.24	$0.52	$0.38	$0.82

Net income per common share - Diluted	$0.24	$0.50	$0.37	$0.79
(A)

The three and six months ended June 30, 2019 includes 1,408,163 shares in the aggregate issued on May 25 and June 5, 2018 as part of an underwritten public offering by the Company. The impact of this common stock issuance on the weighted average number of shares outstanding for the three and six months ended June 30, 2018 is approximately 277,000 and 550,000 shares, respectively.

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

We had options to purchase 651,900 and 265,150 shares of common stock outstanding at a weighted average price of $26.16 and $34.02 for the three months ended June 30, 2019 and 2018, respectively, which were excluded in the computation of diluted net income per common share. We had options to purchase 646,900 and 265,150 shares of common stock outstanding at a weighted average price of $26.25 and $34.02 for the six months ended June 30, 2019 and 2018, respectively, which were excluded in the computation of diluted net income per common share. These options were not included in the computation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.0 million and $1.0 million are included in Accounts Receivable in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively.

The Company has elected the following practical expedients allowed under Accounting Standards Codification Topic 606:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date; consequently, we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales:
Specialty alloys	$57,017	$52,244	$106,781	$102,728
Premium alloys (A)	12,814	12,032	22,184	23,877
Conversion services and other sales	1,166	1,795	2,303	3,203

Total net sales	$70,997	66,071	$131,268	129,808

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2019 and 2018, we amortized these operating materials in the amount of $1.1 million in each period. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018

Raw materials and starting stock	$10,279	$9,555
Semi-finished and finished steel products	119,648	115,627
Operating materials	13,499	12,515

Gross inventory	143,426	137,697
Inventory reserves	(3,323)	(2,959)

Total inventory, net	$140,103	$134,738

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2019, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheet at June 30, 2019 and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. During the six months ended June 30, 2019, the Company entered into two new lease agreements accounted for as operating leases, both of which were during the first quarter.

For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the six months ended June 30, 2019 and 2018, the Company did not enter into any material new lease agreements accounted for as a finance lease.

As of June 30, 2019, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2019	$107	$302
2020	207	583
2021	184	471
2022	173	56
2023 and thereafter	84	15
Total minimum lease payments	$755	$1,427
Less amounts representing interest	(51)	(155)
Present value of minimum lease payments	$704	$1,272
Less current obligations	(213)	(495)
Total long-term lease obligations, net	$491	$777
Weighted-average remaining lease term	4 years	2 years

Right-of-use assets recorded to the consolidated balance sheet at June 30, 2019 were $0.7 million and $1.0 million for operating leases and finance leases, respectively. For the three and six months ended June 30, 2019, the amortization of finance lease assets was $0.1 million and $0.2 million, respectively, and was included in cost of products sold in the Consolidated Statements of Operations.

The Company elected the practical expedient allowed under Leases (Topic 842) to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018

Revolving credit facility	$42,449	$18,204
Notes	17,000	19,000
Term loan	8,929	9,643
Finance leases	1,272	1,502

Total debt	69,650	48,349
Less: current portion of long-term debt	(3,924)	(3,907)
Less: deferred financing costs	(1,489)	(1,603)

Long-term debt, net	$64,237	$42,839

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and through June 30, 2019.

The Facilities, which expire August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). At June 30, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2019, which was 3.94% on our Revolving Credit Facility and 4.44% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At June 30, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.8 million. For the six months ended June 30, 2019, we amortized $0.1 million of those deferred financing costs.

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

As of June 30, 2019, the Company recorded $0.4 million as restricted cash which is included in Other long-term assets on the Company’s Consolidated Balance Sheets and $2.8 million as Other long-term liabilities related to this financing transaction. Cash is restricted for use in bar cell capital purchases only. Other long-term liabilities represent funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2019 and December 31, 2018 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at June 30, 2019 and December 31, 2018 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $16.9 million at June 30, 2019 and $18.8 million December 31, 2018 (Level 2).

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

For the six months ended June 30, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 16.0% and 19.6%, respectively. The difference between the statutory rate and the projected annual ETR of 16.0% for 2019 is primarily due to research and development credits. Discrete items were not significant during the six months ended June 30, 2019, and our ETR for the period was 16.0%.

Including the effect of discrete items, our ETR for the six months ended June 30, 2018 was 23.7%. The difference between the estimated annual ETR of 19.6% and the rate of 23.7% for the six months ended June 30, 2018 was primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.3 million.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2019 and 2018 for a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts at June 30, 2019 and December 31, 2018 was $6.0 million and $7.4 million, respectively. An accumulated unrealized gain of less than $0.1 million was recorded in other comprehensive income at June 30, 2019 and also at December 31, 2018.

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

Sales in the second quarter of 2019 were $71.0 million, an increase of $10.7 million, or 17.8%, from the first quarter of 2019. During this period, sales to our largest end market, aerospace, increased $6.7 million, or 15.8%. Sales increased in all of our other end markets as well. Power generation increased $0.7 million, or 27.9%, oil & gas increased $2.4 million, or 43.9%, heavy equipment increased $0.7 million, or 11.4%, and general industrial increased $0.2 million, or 8.0%.

Compared to the second quarter of 2018, sales in the second quarter of 2019 increased $4.9 million, or 7.5%. Aerospace sales increased by $9.1 million, or 22.7%, and power generation by $0.9 million, or 37.1%. These increases were partially offset by decreases in our other end markets, as oil & gas decreased $0.1 million, or 1.1%, heavy equipment decreased $1.9 million, or 20.7%, general industrial decreased $2.5 million, or 51.5%, and conversion services and other sales decreased $0.6 million, or 35.0%.

During the second quarter of 2019, our sales of premium alloy products, which we define as all vacuum induction melt products, represented a record $12.8 million, or 18.0% of total sales. This was an increase compared to first quarter 2019 premium alloy sales of $9.4 million, which was 15.5% of total sales, and compared to second quarter 2018 premium alloy sales of $12.0 million, or 18.2% of total sales. Our premium alloy products are primarily sold to the aerospace end market.

Our backlog, before surcharges, at June 30, 2019 was $116.9 million, a decrease of $13.2 million, or 10.1%, compared to March 31, 2019, and an increase of $12.7 million, or 12.1%, compared to June 30, 2018.

The Company’s gross margin for the second quarter of 2019 was $9.1 million, or 12.8% of net sales, compared to $7.4 million, or 12.2% of net sales, for the first quarter of 2019 and $11.7 million, or 17.7% of net sales, for the second quarter of 2018. Gross margin in the second quarter of 2019 was negatively impacted by $0.4 million of expenses resulting from a fire at our North Jackson facility. The Company also incurred $0.2 million of increased operations cost as a result of the fire, which is expected to negatively impact gross margin in future periods. In addition, the decrease in our gross margin from the second quarter of 2018 is largely a result of slower recovery in surcharges and changes in product mix.

Selling, General and Administrative (“SG&A”) expenses were $5.6 million, or 7.9% of net sales, in the second quarter 2019 compared to $5.0 million, or 8.2% of net sales, in the first quarter of 2019 and $5.8 million, or 8.9% of net sales, in the second quarter of 2018. SG&A increased compared to the first quarter of 2019 but decreased compared to the second quarter of 2018 due to changes in salary and employment costs, including employee incentive compensation.

The Company’s net income was $2.1 million for the second quarter of 2019 compared to $1.2 million for the first quarter of 2019 and $4.0 million in the second quarter of 2018.

Results of Operations

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Three months ended June 30,
(in thousands, except shipped ton information)	2019		2018

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$53,183	74.9%	$47,691	72.2%	$5,492	11.5%
High-strength low alloy steel	7,985	11.2	4,888	7.4	3,097	63.4
Tool steel	6,926	9.8	8,766	13.3	(1,840)	(21.0)
High-temperature alloy steel	1,737	2.5	2,931	4.4	(1,194)	(40.7)
Conversion services and other sales	1,166	1.6	1,795	2.7	(629)	(35.0)

Total net sales	70,997	100.0	66,071	100.0	4,926	7.5
Cost of products sold	61,891	87.2	54,376	82.3	7,515	13.8

Gross margin	9,106	12.8	11,695	17.7	(2,589)	(22.1)
Selling, general and administrative expenses	5,604	7.9	5,849	8.9	(245)	(4.2)

Operating income	3,502	4.9	5,846	8.8	(2,344)	(40.1)
Interest expense	966	1.4	1,197	1.8	(231)	(19.3)
Deferred financing amortization	56	0.1	71	0.1	(15)	(21.1)
Other expense (income), net	10	-	(599)	(0.9)	(609)	(101.7)

Income before income taxes	2,470	3.4	5,177	7.8	(2,707)	(52.3)
Provision for income taxes	384	0.5	1,139	1.7	(755)	(66.3)

Net income	$2,086	2.9%	$4,038	6.1%	$(1,952)	(48.3)

Tons shipped	11,720		11,139		581	5.2

Sales dollars per shipped ton	$6,058		$5,932		$126	2.1%

Market Segment Information
	Three months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$48,247	68.0%	$44,743	67.7%	$3,504	7.8%
Original equipment manufacturers	9,230	13.0	5,769	8.7	3,461	60.0
Rerollers	7,356	10.4	8,293	12.6	(937)	(11.3)
Forgers	4,998	7.0	5,471	8.3	(473)	(8.6)
Conversion services and other sales	1,166	1.6	1,795	2.7	(629)	(35.0)

Total net sales	$70,997	100.0%	$66,071	100.0%	$4,926	7.5%

Melt Type Information
	Three months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$57,017	80.3%	$52,244	79.1%	$4,773	9.1%
Premium alloys (A)	12,814	18.0	12,032	18.2	782	6.5
Conversion services and other sales	1,166	1.7	1,795	2.7	(629)	(35.0)

Total net sales	$70,997	100.0%	$66,071	100.0%	$4,926	7.5%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$49,335	69.5%	$40,205	60.9%	$9,130	22.7%
Power generation	3,201	4.5	2,334	3.5	867	37.1
Oil & gas	7,738	10.9	7,826	11.8	(88)	(1.1)
Heavy equipment	7,177	10.1	9,048	13.7	(1,871)	(20.7)
General industrial, conversion services and other sales	3,546	5.0	6,658	10.1	(3,112)	(46.7)

Total net sales	$70,997	100.0%	$66,071	100.0%	$4,926	7.5%

Net sales:

Net sales for the three months ended June 30, 2019 increased $4.9 million, or 7.5%, compared to the three months ended June 30, 2018. This reflects an increase in consolidated shipment volume of 5.2% and an increase in average sales dollar per shipped ton of 2.1%. The increase in sales dollars per ton is primarily the result of announced base price increases.

Product sales to the aerospace and power generation end markets increased, while sales to our other end markets decreased. As a percent of sales, our premium alloy sales decreased to 18.0% of total sales for the three months ended June 30, 2019 compared to 18.2% for the three months ended June 30, 2018; however, premium alloy sales increased from the three months ended March 31, 2019 when they were 15.5% of total sales.

Gross margin:

As a percent of sales, our gross margin for the three months ended June 30, 2019 was 12.8% compared to 17.7% for the three months ended June 30, 2018. The decrease is largely a result of slower recovery in customer surcharges and product mix. Gross margin compared to the three months ended March 31, 2019 increased from 12.2%.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses decreased by $0.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease is primarily due to salary and employment costs.

Interest expense and other financing costs:

Interest expense for the three months ended June 30, 2019 totaled $1.0 million, compared to $1.2 million for the three months ended June 30, 2018.

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

For the three months ended June 30, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 16.0% and 19.6%, respectively. The difference between the statutory rate and the projected annual ETR for 2019 is due to research and development credits. Discrete items were not significant during the three months ended June 30, 2019, and our ETR for the second quarter was 15.5%.

Including the effect of discrete items, our ETR for the three months ended June 30, 2018 was 22.0%. The difference between the estimated annual ETR of 19.6% and the quarterly rate of 22.0% was primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.1 million.

Net income:

For the three months ended June 30, 2019, the Company recorded net income of $2.1 million, or $0.24 per diluted share, compared to $4.0 million, or $0.50 per diluted share, for the three months ended June 30, 2018. The second quarter of 2019 includes an additional 0.9 million weighted average shares outstanding compared to the second quarter of 2018 due to the second quarter 2018 equity issuance.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six months ended June 30,
(in thousands, except shipped ton information)	2019		2018

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$99,178	75.5%	$90,630	69.7%	$8,548	9.4%
High-strength low alloy steel	13,749	10.5	10,090	7.8	3,659	36.3
Tool steel	13,493	10.3	18,407	14.2	(4,914)	(26.7)
High-temperature alloy steel	2,545	1.9	7,478	5.8	(4,933)	(66.0)
Conversion services and other sales	2,303	1.8	3,203	2.5	(900)	(28.1)

Total net sales	131,268	100.0	129,808	100.0	1,460	1.1
Cost of products sold	114,792	87.4	108,841	83.8	5,951	5.5

Gross margin	16,476	12.6	20,967	16.2	(4,491)	(21.4)
Selling, general and administrative expenses	10,570	8.1	11,056	8.5	(486)	(4.4)

Operating income	5,906	4.5	9,911	7.7	(4,005)	(40.4)
Interest expense	1,820	1.4	2,339	1.8	(519)	(22.2)
Deferred financing amortization	115	0.1	135	0.1	(20)	(14.8)
Other expense (income), net	31	-	(642)	(0.5)	673	(104.8)

Income before income taxes	3,940	3.0	8,079	6.2	(4,139)	(51.2)
Provision for income taxes	632	0.5	1,916	1.5	(1,284)	(67.0)

Net income	$3,308	2.5%	$6,163	4.7%	$(2,855)	46.3

Tons shipped	21,880		22,296		(416)	(1.9)

Sales dollars per shipped ton	$5,999		$5,822		$177	3.0%

Market Segment Information
	Six months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$91,303	69.5%	$89,262	68.8%	$2,041	2.3%
Original equipment manufacturers	14,456	11.0	10,251	7.9	4,205	41.0
Rerollers	13,387	10.2	16,658	12.8	(3,271)	(19.6)
Forgers	9,819	7.5	10,434	8.0	(615)	(5.9)
Conversion services and other sales	2,303	1.8	3,203	2.5	(900)	(28.1)

Total net sales	$131,268	100.0%	$129,808	100.0%	$1,460	1.1%

Melt Type Information
	Six months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$106,781	81.3%	$102,728	79.1%	$4,053	3.9%
Premium alloys (A)	22,184	16.9	23,877	18.4	(1,693)	(7.1)
Conversion services and other sales	2,303	1.8	3,203	2.5	(900)	(28.1)

Total net sales	$131,268	100.0%	$129,808	100.0%	$1,460	1.1%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$91,942	70.0%	$76,440	58.9%	$15,502	20.3%
Power generation	5,704	4.4	4,623	3.6	1,081	23.4
Oil & gas	13,114	10.0	16,285	12.5	(3,171)	(19.5)
Heavy equipment	13,621	10.4	19,083	14.7	(5,462)	(28.6)
General industrial, conversion services and other sales	6,887	5.2	13,377	10.3	(6,490)	(48.5)

Total net sales	$131,268	100.0%	$129,808	100.0%	$1,460	1.1%

Net sales:

Net sales for the six months ended June 30, 2019 increased $1.5 million, or 1.1%, compared to the six months ended June 30, 2018. This reflects an increase in average sales dollar per shipped ton of 3.0%, partially offset by a decrease in consolidated shipment volume of 1.9%. The increase in sales dollars per ton is primarily the result of announced base price increases. Product sales to the aerospace and power generation end markets increased, while sales to our other end markets decreased. During the six months ended June 30, 2019, premium alloy sales decreased by $1.7 million, or 7.1%, compared to the six months ended June 30, 2018. As a percent of sales, our premium alloy sales decreased to 16.9% for the same period.

Gross margin:

Our gross margin, as a percent of sales, was 12.6% for the six months ended June 30, 2019 compared to 16.2% for the six months ended June 30, 2018. The decrease in our gross margin is largely a result of slower recovery in customer surcharges and product mix.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses decreased by $0.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease is due to salary and employment costs, including lower employee incentive compensation.

Interest expense and other financing costs:

Interest expense for the six months ended June 30, 2019 totaled $1.8 million, compared to $2.3 million for the six months ended June 30, 2018. Deferred financing amortization was $0.1 million for the six months ended June 30, 2019 and 2018.

Income tax provision:

For the six months ended June 30, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 16.0% and 19.6%, respectively. The difference between the statutory rate and the projected annual ETR for 2019 is due to research and development credits. Discrete items were not significant during the six months ended June 30, 2019, and our ETR for the first half of 2019 was 16.0%.

Including the effect of discrete items, our ETR for the six months ended June 30, 2018 was 23.7%. The difference between the annual ETR of 19.6% and the rate of 23.7% for the six months ended June 30, 2018 is primarily related to the expiration of fully vested stock options, which impacted income tax expense by $0.3 million.

Net income:

For the six months ended June 30, 2019, the Company recorded net income of $3.3 million, or $0.37 per diluted share, compared to $6.2 million, or $0.79 per diluted share, for the six months ended June 30, 2018.

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

In connection with the NMTC financing program, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048, to the Investment Fund. Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC. The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly-owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project. The Company determined that the Investment Fund and CDE are each a VIE; refer to Note 7 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

The economic effect of the NMTC transactions described above is that the Company secured low cost financing for its mid-size bar cell project.

Net cash provided by (used in) operating activities:

During the six months ended June 30, 2019, net cash used in operating activities was $15.4 million. Our net income, adjusted for non-cash expenses, generated $14.2 million. We utilized $23.0 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $8.4 million due to the timing of sales and collections, and accounts payable decreased $8.1 million due to the timing of purchasing activity. We used $6.5 million in the growth of inventory to support our order backlog. In addition, we utilized $6.6 million of cash from other assets and liabilities, primarily decreased down payments from customers and decreased accruals for employee related costs.

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

Net cash used in investing activities:

During the six months ended June 30, 2019, we used $9.4 million in cash for capital expenditures compared to $6.6 million for the six months ended June 30, 2018. Approximately $3.4 million of the current year to date capital expenditures were payments related to the mid-size bar cell capital project at our Dunkirk, NY facility. We expect 2019 capital expenditures to approximate 2018 levels.

Net cash provided by financing activities:

Net cash provided by financing activities totaled $21.4 million for the six months ended June 30, 2019. The change was driven by our capital expenditures and managed working capital needs.

Net cash provided by financing activities netted $12.6 million in cash from financing activities for the six months ended June 30, 2018. The change was driven by $32.2 million of proceeds from the equity offering which we used to repay amounts outstanding under the Company’s Revolving Credit Facility. Financing activities were also impacted by higher working capital levels, as well as, borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 7 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first six months of 2019 and 2018. The major raw materials used in our operations include nickel, chrome, molybdenum, vanadium and carbon scrap. We continuously monitor market price fluctuations of key raw materials. We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.

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

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million (“Minimum Liquidity”). At June 30, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2019, which was 3.94% on our Revolving Credit Facility and 4.44% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At June 30, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.8 million. For the six months ended June 30, 2019, we amortized $0.1 million of those deferred financing costs.

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

Leases

The Company periodically enters into leases in its normal course of business. We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheet at June 30, 2019, and are amortized over the respective terms which are five years or less. The long term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities. During the six months ended June 30, 2019, the Company entered into two new lease agreements accounted for as operating leases.

The accounting for finance leases did not change. The right-of-use assets and lease liabilities for leases finance leases are recorded at the present value of minimum lease payments. The assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the six months ended June 30, 2019 and 2018, the Company did not enter into any material new lease agreements accounted for as a finance lease.

.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2019

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)