Form 10-Q
period 2019-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2019-10-23
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 21, 2019, there were 8,787,837 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$56,568	$69,056	$187,836	$198,864
Cost of products sold	51,260	58,631	166,052	167,472

Gross margin	5,308	10,425	21,784	31,392
Selling, general and administrative expenses	4,525	5,131	15,095	16,187

Operating income	783	5,294	6,689	15,205
Interest expense and other financing costs	1,045	966	2,980	3,440
Other income, net	(452)	(48)	(421)	(690)

Income before income taxes	190	4,376	4,130	12,455
Provision (benefit) for income taxes	(577)	460	55	2,376

Net income	$767	$3,916	$4,075	$10,079

Net income per common share - Basic	$0.09	$0.45	$0.46	$1.27

Net income per common share - Diluted	$0.09	$0.44	$0.46	$1.23

Weighted average shares of common stock outstanding
Basic	8,787,837	8,699,953	8,780,590	7,931,783
Diluted	8,879,441	8,952,749	8,870,240	8,166,759

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$767	$3,916	$4,075	$10,079
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	-	-	(21)	-
Unrealized gain on foreign currency contracts	58	5	145	113
Comprehensive income	$825	$3,921	$4,199	$10,192

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,204	$3,696
Accounts receivable (less allowance for doubtful accounts of $295)	36,422	32,618
Inventory, net	140,672	134,738
Other current assets	5,756	3,756

Total current assets	184,054	174,808

Property, plant and equipment, net	175,962	177,844
Other long-term assets	1,002	668

Total assets	$361,018	$353,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,154	$44,379
Accrued employment costs	3,830	7,939
Current portion of long-term debt	3,929	3,907
Other current liabilities	912	2,929

Total current liabilities	40,825	59,154

Long-term debt, net	62,155	42,839
Deferred income taxes	12,097	11,481
Other long-term liabilities, net	3,283	2,835

Total liabilities	118,360	116,309

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,082,116 and 9,045,345 shares issued, respectively	9	9
Additional paid-in capital	94,548	93,100
Other comprehensive income	125	1
Retained earnings	150,287	146,191
Treasury stock, at cost; 294,279 and 292,855 common shares held, respectively	(2,311)	(2,290)

Total stockholders’ equity	242,658	237,011

Total liabilities and stockholders’ equity	$361,018	$353,320

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018

Operating Activities:
Net income	$4,075	$10,079
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,235	14,460
Deferred income tax	577	2,327
Share-based compensation expense	1,100	1,046
Changes in assets and liabilities:
Accounts receivable, net	(3,804)	(19,195)
Inventory, net	(7,628)	(7,890)
Accounts payable	(9,728)	(3,964)
Accrued employment costs	(4,109)	2,595
Income taxes	(56)	(36)
Other, net	(3,735)	1,307

Net cash (used in) provided by operating activities	(9,073)	729

Investing Activity:
Capital expenditures	(13,308)	(13,211)

Net cash used in investing activity	(13,308)	(13,211)

Financing Activities:
Borrowings under revolving credit facility	145,688	347,395
Payments on revolving credit facility	(123,097)	(351,918)
Proceeds under New Markets Tax Credit financing	-	2,835
Payments on term loan facility, finance leases, and notes	(3,424)	(11,821)
Payments of financing costs	-	(1,105)
Proceeds from public offering, net of cash expenses	-	32,246
Proceeds from the exercise of stock options	327	834

Net cash provided by financing activities	19,494	18,466

Net (decrease) increase in cash and restricted cash	(2,887)	5,984
Cash and restricted cash at beginning of period	4,091	207

Cash and restricted cash at end of period	$1,204	$6,191

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

	September 30, 2019	September 30, 2018
Cash	$1,204	$33
Restricted cash included in other long-term assets	-	6,158
Total cash and restricted cash	$1,204	$6,191

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the nine months ended September 30, 2019

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-
Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,182	-	152	-	-	-	-
Exercise of stock options	600	-	17	-	-	-	-
Share-based compensation	3,844	-	357	-	-	1,424	(21)
Net gain on derivative instruments	-	-	-	-	154	-	-
Net income	-	-	-	2,086	-	-	-
Balance at June 30, 2019	8,787,837	$9	$94,227	$149,520	$67	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	-	-	(11)	-	-	-	-
Share-based compensation	-	-	332	-	-	-	-
Net gain on derivative instruments	-	-	-	-	58	-	-
Net income	-	-	-	767	-	-	-
Balance at September 30, 2019	8,787,837	$9	$94,548	$150,287	$125	294,279	$(2,311)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the nine months ended September 30, 2018

Balance at December 31, 2017	7,257,787	$8	$58,514	$135,529	$(93)	292,855	$(2,290)
Common stock issuance under
Exercise of stock options	4,550	-	54	-	-	-	-
Share-based compensation	2,848	-	401	-	-	-	-
Capital investment	-	-	33	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(58)	-	-
Net income	-	-	-	2,125	-	-	-
Balance at March 31, 2018	7,265,185	$8	$59,002	$137,654	$(151)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	7,922	-	149	-	-	-	-
Exercise of stock options	5,375	-	59	-	-	-	-
Public offering	1,408,163	1	32,253	-	-	-	-
Share-based compensation	-	-	351	-	-	-	-
Net gain on derivative instruments	-	-	-	-	166	-	-
Net income	-	-	-	4,038	-	-	-
Balance at June 30, 2018	8,686,645	$9	$91,814	$141,692	$15	292,855	$(2,290)
Common stock issuance under
Exercise of stock options	38,345	-	572	-	-	-	-
Public offering	-	-	(7)	-	-	-	-
Share-based compensation	-	-	368	-	-	-	-
Net gain on derivative instruments	-	-	-	-	5	-	-
Net income	-	-	-	3,916	-	-	-
Balance at September 30, 2018	8,724,990	$9	$92,747	$145,608	$20	292,855	$(2,290)

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The criteria for evaluating are similar to those applied in current lease accounting. The Company adopted the ASU effective January 1, 2019. The adoption resulted in the recognition of current and noncurrent lease liabilities and corresponding right-of-use assets on the balance sheet, which did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We are currently evaluating the impact of this guidance on our consolidated financial statements and will adopt on or before January 1, 2020.

Note 2: Net income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018

Numerator:
Net income	$767	$3,916	$4,075	$10,079

Denominator:
Weighted average number of shares of common stock outstanding (A)	8,787,837	8,699,953	8,780,590	7,931,783
Weighted average effect of dilutive share-based compensation	91,604	252,796	89,650	234,976
Diluted weighted average number of shares of common stock outstanding	8,879,441	8,952,749	8,870,240	8,166,759

Net income per common share:
Net income per common share - Basic	$0.09	$0.45	$0.46	$1.27
Net income per common share - Diluted	$0.09	$0.44	$0.46	$1.23
(A)

The three and nine months ended September 30, 2019 and the three months ended September 30, 2018 include 1,408,163 shares in the aggregate issued on May 25 and June 5, 2018 as part of an underwritten public offering by the Company. The impact of this common stock issuance on the weighted average number of shares outstanding for the nine months ended September 30, 2018 is approximately 658,000.

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

We had options to purchase 609,750 and 236,000 shares of common stock outstanding at a weighted average price of $26.71 and $34.53 for the three months ended September 30, 2019 and 2018, respectively, which were excluded in the computation of diluted net income per common share. We had options to purchase 609,750 and 261,000 shares of common stock outstanding at a weighted average price of $26.71 and $33.86 for the nine months ended September 30, 2019 and 2018, respectively, which were excluded in the computation of diluted net income per common share. These options were not included in the computation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.2 million and $1.0 million are included in Accounts Receivable in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales:
Specialty alloys	$47,730	$58,325	$154,511	$161,048
Premium alloys (A)	8,043	9,152	30,227	33,035
Conversion services and other sales	795	1,579	3,098	4,781

Total net sales	$56,568	69,056	$187,836	198,864

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers. Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2019 and 2018, we amortized these operating materials in the amount of $1.7 million in each period. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows. Inventory is stated at the lower of cost or net realizable value with cost principally determined on a weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead. We assess market based upon actual and estimated transactions at or around the balance sheet date. Typically, we reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018

Raw materials and starting stock	$10,206	$9,555
Semi-finished and finished steel products	120,094	115,627
Operating materials	13,482	12,515

Gross inventory	143,782	137,697
Inventory reserves	(3,110)	(2,959)

Total inventory, net	$140,672	$134,738

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2019, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheet at September 30, 2019 and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. During the nine months ended September 30, 2019, the Company entered into three new lease agreements accounted for as operating leases.

For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. The Company did not enter into any material new lease agreements accounted for as a finance lease during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2019	$53	$150
2020	207	583
2021	184	471
2022	173	56
2023 and thereafter	84	15
Total minimum lease payments	$701	$1,275
Less amounts representing interest	(43)	(125)
Present value of minimum lease payments	$658	$1,150
Less current obligations	(211)	(500)
Total long-term lease obligations, net	$447	$650
Weighted-average remaining lease term	4 years	2 years

Right-of-use assets recorded to the consolidated balance sheet at September 30, 2019 were $0.7 million for operating leases and $0.8 million for finance leases. For the three and nine months ended September 30, 2019, the amortization of finance lease assets was $0.1 million and $0.4 million, respectively, and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018

Revolving credit facility	$40,795	$18,204
Notes	17,000	19,000
Term loan	8,571	9,643
Finance leases	1,150	1,502

Total debt	67,516	48,349
Less: current portion of long-term debt	(3,929)	(3,907)
Less: deferred financing costs	(1,432)	(1,603)

Long-term debt, net	$62,155	$42,839

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and through September 30, 2019.

The Facilities, which expire August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum

Liquidity”). At September 30, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2019, which was 3.86% on our Revolving Credit Facility and 4.36% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.8 million. For the nine months ended September 30, 2019, we amortized $0.2 million of those deferred financing costs.

During 2018, $6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. NMTC related restricted cash receipts totaling approximately $8.0 million in 2018 and $0.4 million in 2019 were applied to the Company’s Revolving Credit Facility, described in Note 7.

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

Direct costs incurred in structuring this financing transaction totaled $0.7 million. These costs were deferred and are amortized over the term of the loans.

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

As of September 30, 2019 and December 31, 2018, the Company recorded $2.8 million as Other long-term liabilities related to the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2019 and December 31, 2018 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at September 30, 2019 and December 31, 2018 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $16.9 million at September 30, 2019 and $18.8 million December 31, 2018 (Level 2).

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

For the nine months ended September 30, 2019 and 2018, our estimated annual effective tax rates applied to ordinary income were 11.2% and 18.5%, respectively. The difference between the statutory rate and the projected annual ETR of 11.2% for 2019 is primarily due to research and development credits.

Discrete items during the nine months ended September 30, 2019 reduced tax expense by $0.4 million, primarily due to increased research and development tax credits. Including the effect of discrete items, our ETR for the nine months ended September 30, 2019 was 1.3%.

Including the effect of discrete items, our ETR for the nine months ended September 30, 2018 was 19.1%. The difference between the estimated annual ETR of 18.5% and the quarterly rate of 19.1% for the nine months ended September 30, 2018 was primarily related to the expiration of fully vested stock options partially offset by research and development credits.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2019 and 2018 for a portion of these sales, and has designated these contracts as cash flow hedges.

At September 30, 2019, the notional value of contracts was $5.2 million and a related accumulated unrealized gain of $0.1 million was recorded in other comprehensive income.

At December 31, 2018, the notional value of contracts was $7.4 million, and the related unrealized gain recorded in other comprehensive income was less than $0.1 million.

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

Sales in the third quarter of 2019 were $56.6 million, a decrease of $14.4 million, or 20.3%, from the second quarter of 2019. During this period, sales to our largest end market, aerospace, decreased $8.5 million, or 17.1%. Sales decreased in all our end markets compared to the second quarter.

Compared to the third quarter of 2018, sales in the third quarter of 2019 decreased $12.5 million, or 18.1%. Aerospace sales increased by $3.6 million, or 9.6%, and power generation by $0.2 million, or 6.3%. These increases were offset by decreases in our other end markets, as oil & gas decreased $3.3 million, or 36.7%, heavy equipment decreased $9.1 million, or 67.6%, general industrial decreased $3.1 million, or 60.7%, and conversion services and other sales decreased $0.8 million, or 49.7%.

During the third quarter of 2019, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $8.0 million, or 14.2% of total sales. This was a decrease compared to the record $12.8 million premium alloy sales in the second quarter of 2019, and a decrease compared to $9.2 million of premium alloy sales in the third quarter of 2018. Our premium alloy products are primarily sold to the aerospace end market.

Our backlog, before surcharges, at September 30, 2019 was $118.3 million, an increase of $1.4 million, or 1.2%, compared to June 30, 2019, and an increase of $6.8 million, or 6.1%, compared to September 30, 2018.

The Company’s gross margin for the third quarter of 2019 was $5.3 million, or 9.4% of net sales, compared to $9.1 million, or 12.8% of net sales, for the second quarter of 2019 and $10.4 million, or 15.1% of net sales, for the third quarter of 2018. Gross margin in the third quarter of 2019 was negatively impacted by lower shipping volume, surcharge misalignment in certain products, and product mix. The lower volume was in part due to a fire at our North Jackson facility at the end of the second quarter, which impacted the timing of production and shipments in the third quarter. In addition to the delayed sales, the Company incurred $0.5 million in increased operations cost as a result of the fire, in addition to the $0.2 million incurred during the second quarter. A portion these costs negatively impacted gross margin in the third quarter.

Selling, General and Administrative (“SG&A”) expenses were $4.5 million, or 8.0% of net sales, in the third quarter 2019 compared to $5.6 million, or 7.9% of net sales, in the second quarter of 2019 and $5.1 million, or 7.4% of net sales, in the third quarter of 2018. SG&A decreased compared to both comparison periods due primarily to a decrease in employee incentive compensation accruals.

The Company’s net income was $0.8 million for the third quarter of 2019 compared to $2.1 million for the second quarter of 2019 and $3.9 million in the third quarter of 2018.

Results of Operations

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three months ended September 30,
(in thousands, except shipped ton information)	2019		2018

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$42,459	75.1%	$46,447	67.3%	$(3,988)	(8.6)%
High-strength low alloy steel	8,206	14.5	5,751	8.3	2,455	42.7
Tool steel	4,263	7.5	13,130	19.0	(8,867)	(67.5)
High-temperature alloy steel	845	1.5	2,149	3.1	(1,304)	(60.7)
Conversion services and other sales	795	1.4	1,579	2.3	(784)	(49.7)

Total net sales	56,568	100.0	69,056	100.0	(12,488)	(18.1)
Cost of products sold	51,260	90.6	58,631	84.9	(7,371)	(12.6)

Gross margin	5,308	9.4	10,425	15.1	(5,117)	(49.1)
Selling, general and administrative expenses	4,525	8.0	5,131	7.4	(606)	(11.8)

Operating income	783	1.4	5,294	7.7	(4,511)	(85.2)
Interest expense	989	1.7	906	1.3	83	9.2
Deferred financing amortization	56	0.1	60	0.1	(4)	(6.7)
Other expense (income), net	(452)	(0.8)	(48)	(0.1)	404	NM

Income before income taxes	190	0.4	4,376	6.4	(4,186)	(95.7)
Provision (benefit) for income taxes	(577)	(1.0)	460	0.7	(1,037)	(225.4)

Net income	$767	1.4%	$3,916	5.7%	$(3,149)	(80.4)

Tons shipped	9,776		12,385		(2,609)	(21.1)

Sales dollars per shipped ton	$5,786		$5,576		$210	3.8%

Market Segment Information
	Three months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$38,693	68.4%	$49,889	72.2%	$(11,196)	(22.4)%
Original equipment manufacturers	4,862	8.6	4,981	7.2	(119)	(2.4)
Rerollers	6,629	11.7	6,530	9.5	99	1.5
Forgers	5,589	9.9	6,077	8.8	(488)	(8.0)
Conversion services and other sales	795	1.4	1,579	2.3	(784)	(49.7)

Total net sales	$56,568	100.0%	$69,056	100.0%	$(12,488)	(18.1)%

Melt Type Information
	Three months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$47,730	84.4%	$58,325	84.5%	$(10,595)	(18.2)%
Premium alloys (A)	8,043	14.2	9,152	13.3	(1,109)	(12.1)
Conversion services and other sales	795	1.4	1,579	2.2	(784)	(49.7)

Total net sales	$56,568	100.0%	$69,056	100.0%	$(12,488)	(18.1)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$40,876	72.3%	$37,302	54.0%	$3,574	9.6%
Power generation	2,884	5.0	2,714	3.9	170	6.3
Oil & gas	5,653	10.0	8,926	12.9	(3,273)	(36.7)
Heavy equipment	4,352	7.7	13,423	19.4	(9,071)	(67.6)
General industrial, conversion services and other sales	2,803	5.0	6,691	9.8	(3,888)	(58.1)

Total net sales	$56,568	100.0%	$69,056	100.0%	$(12,488)	(18.1)%

Net sales:

Net sales for the three months ended September 30, 2019 decreased $12.5 million, or 18.1%, compared to the three months ended September 30, 2018. This reflects a decrease in consolidated shipment volume of 21.1% and an increase in average sales dollar per shipped ton of 3.8%. The increase in sales dollars per ton is primarily the result of product mix.

Product sales to the aerospace and power generation end markets increased, while sales to our other end markets decreased. As a percent of sales, our premium alloy sales increased to 14.2% of total sales for the three months ended September 30, 2019 compared to 13.3% for the three months ended September 30, 2018.

Gross margin:

As a percent of sales, our gross margin for the three months ended September 30, 2019 was 9.4% compared to 15.1% for the three months ended September 30, 2018. The decrease is largely a result of lower production associated with longer than planned downtime on critical equipment and surcharge misalignment.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease is primarily due to a decrease in employee incentive compensation accruals.

Interest expense and other financing costs:

Interest expense for the three months ended September 30, 2019 totaled $1.0 million, compared to $0.9 million for the three months ended September 30, 2018.

Other income

Other income for the three months ended September 30, 2019 totaled $0.5 million and included insurance proceeds of $0.4 million related to a fire at our Dunkirk facility that occurred in 2017.

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

Including the effect of discrete items, we recorded an income tax benefit for the three months ended September 30, 2019, primarily due to increased research and development tax credits.

Including the effect of discrete items, our ETR for the three months ended September 30, 2018 was 10.5%. Discrete items in three months ended September 30, 2018 were less favorable than 2019, primarily due to lower research and development credit benefits.

Net income:

For the three months ended September 30, 2019, the Company recorded net income of $0.8 million, or $0.09 per diluted share, compared to $3.9 million, or $0.44 per diluted share, for the three months ended September 30, 2018.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine months ended September 30,
(in thousands, except shipped ton information)	2019		2018

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$136,557	72.7%	$136,580	68.7%	$(23)	(0.0)%
High-strength low alloy steel	27,035	14.4	16,339	8.2	10,696	65.5
Tool steel	17,756	9.5	31,537	15.9	(13,781)	(43.7)
High-temperature alloy steel	3,390	1.8	9,627	4.8	(6,237)	(64.8)
Conversion services and other sales	3,098	1.6	4,781	2.4	(1,683)	(35.2)

Total net sales	187,836	100.0	198,864	100.0	(11,028)	(5.5)
Cost of products sold	166,052	88.4	167,472	84.2	(1,420)	(0.8)

Gross margin	21,784	11.6	31,392	15.8	(9,608)	(30.6)
Selling, general and administrative expenses	15,095	8.0	16,187	8.1	(1,092)	(6.7)

Operating income	6,689	3.6	15,205	7.7	(8,516)	(56.0)
Interest expense	2,809	1.5	3,245	1.6	(436)	(13.4)
Deferred financing amortization	171	0.1	195	0.1	(24)	(12.3)
Other expense (income), net	(421)	(0.2)	(690)	(0.3)	269	(39.0)

Income before income taxes	4,130	2.2	12,455	6.3	(8,325)	(66.8)
Provision (benefit) for income taxes	55	-	2,376	1.2	(2,321)	(97.7)

Net income	$4,075	2.2%	$10,079	5.1%	$(6,004)	59.6

Tons shipped	31,656		34,681		(3,025)	(8.7)

Sales dollars per shipped ton	$5,934		$5,734		$200	3.5%

Market Segment Information
	Nine months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$129,996	69.2%	$139,152	70.0%	$(9,156)	(6.6)%
Original equipment manufacturers	19,318	10.3	15,232	7.6	4,086	26.8
Rerollers	20,016	10.7	23,188	11.7	(3,172)	(13.7)
Forgers	15,408	8.2	16,511	8.3	(1,103)	(6.7)
Conversion services and other sales	3,098	1.6	4,781	2.4	(1,683)	(35.2)

Total net sales	$187,836	100.0%	$198,864	100.0%	$(11,028)	(5.5)%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$154,511	82.3%	$161,048	81.0%	$(6,537)	(4.1)%
Premium alloys (A)	30,227	16.1	33,035	16.6	(2,808)	(8.5)
Conversion services and other sales	3,098	1.6	4,781	2.4	(1,683)	(35.2)

Total net sales	$187,836	100.0%	$198,864	100.0%	$(11,028)	(5.5)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2019		2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$132,818	70.7%	$113,742	57.2%	$19,076	16.8%
Power generation	8,588	4.5	7,337	3.7	1,251	17.1
Oil & gas	18,767	10.0	25,211	12.7	(6,444)	(25.6)
Heavy equipment	17,973	9.6	32,506	16.3	(14,533)	(44.7)
General industrial, conversion services and other sales	9,690	5.2	20,068	10.1	(10,378)	(51.7)

Total net sales	$187,836	100.0%	$198,864	100.0%	$(11,028)	(5.5)%

Net sales:

Net sales for the nine months ended September 30, 2019 decreased $11.0 million, or 5.5%, compared to the nine months ended September 30, 2018.

This reflects a decrease in consolidated shipment volume of 8.7% and an increase in average sales dollar per shipped ton of 3.5%. The increase in sales dollars per ton is primarily the result of product mix.

Product sales to the aerospace and power generation end markets increased, while sales to our other end markets decreased. During the nine months ended September 30, 2019, premium alloy sales decreased by $2.8 million, or 8.5%, compared to the nine months ended September 30, 2018. As a percent of sales, our premium alloy sales decreased to 16.1% for the period.

Gross margin:

Our gross margin, as a percent of sales, was 11.6% for the nine months ended September 30, 2019 compared to 15.8% for the nine months ended September 30, 2018. The decrease in our gross margin is largely a result of slower recovery in customer surcharges, lower production associated with longer than planned downtime on critical equipment and product mix.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, legal and accounting services, stock compensation and insurance costs. SG&A expenses decreased by $1.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease is primarily due to a decrease in employee incentive compensation accruals.

Interest expense and other financing costs:

Interest expense for the nine months ended September 30, 2019 totaled $2.8 million, compared to $3.2 million for the nine months ended September 30, 2018. Deferred financing amortization was $0.2 million for the nine months ended September 30, 2019 and 2018.

Other income

Other income for the nine months ended September 30, 2019 included insurance proceeds of $0.4 million related to a fire at our Dunkirk facility that occurred in 2017. Other income for the nine months ended September 30, 2018 included $0.7 million related to a favorable legal settlement.

Income tax provision:

Discrete items during the nine months ended September 30, 2019 reduced tax expense by $0.4 million, primarily due to increased research and development tax credits. Including the effect of discrete items, our ETR for the nine months ending September 30, 2019 was 1.3%.

Including the effect of discrete items, our ETR for the nine months ended September 30, 2018 was 19.1%. Discrete items for the nine months ended September 30, 2018 were less favorable than 2019 due primarily to lower research and development credit benefits.

Net income:

For the nine months ended September 30, 2019, the Company recorded net income of $4.1 million, or $0.46 per diluted share, compared to $10.1 million, or $1.23 per diluted share, for the nine months ended September 30, 2018.

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

Net cash provided by (used in) operating activities:

During the nine months ended September 30, 2019, net cash used in operating activities was $9.1 million. Our net income, adjusted for non-cash expenses, generated $20.0 million. We utilized $21.2 million of cash for managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $3.8 million due to the timing of sales and collections, and accounts payable decreased $9.7 million due to the timing of purchasing activity. We used $7.6 million in the growth of inventory to support our order backlog. In addition, we utilized $7.9 million of cash from other assets and liabilities, primarily decreased down payments from customers and decreased accruals for employee related costs.

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

Net cash used in investing activities:

During the nine months ended September 30, 2019, we used $13.3 million in cash for capital expenditures compared to $13.2 million for the nine months ended September 30, 2018. Approximately $3.8 million of the current year to date capital expenditures were payments related to the mid-size bar cell capital project at our Dunkirk, NY facility.

Net cash provided by financing activities:

Net cash provided by financing activities was $19.5 million for the nine months ended September 30, 2019. The change was driven by our capital expenditures and managed working capital needs.

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2018. The change was driven by $32.2 million of proceeds from the equity offering which we used to repay amounts outstanding under the Company’s Revolving Credit Facility, net of higher working capital levels and borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were done in conjunction with utilization of the NMTC financing program, described in Note 7 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our cash flows from continuing operations as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first nine months of 2019 and 2018. The major raw materials used in our operations include nickel, chrome, molybdenum, vanadium and carbon scrap. We continuously monitor market price fluctuations of key raw materials. We maintain sales price surcharge mechanisms on certain of our products, priced at time of order or shipment, to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors.

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants prior to the August 3, 2018 amendment to the Credit Agreement and through September 30, 2019.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million (“Minimum Liquidity”). At September 30, 2019, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the Notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2019, which was 3.86% on our Revolving Credit Facility and 4.36% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2019, we had Credit Agreement related net deferred financing costs of approximately $0.8 million. For the nine months ended September 30, 2019, we amortized $0.2 million of those deferred financing costs.

During 2018, $6.7 million was drawn on the Revolving Credit Facility to fund cash restricted for use related to the New Markets Tax Credit (“NMTC”) Financing Transaction. NMTC related restricted cash receipts totaling $8.0 million in 2018 and $0.4 million in 2019 were applied to the Company’s Revolving Credit Facility, described in Note 7 to the unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q.

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

Leases

The Company periodically enters into leases in its normal course of business. We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheet at September 30, 2019 and are amortized over the respective terms, which are five years or less. The long term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities. During the nine months ended September 30, 2019, the Company entered into three new lease agreements accounted for as operating leases.

The accounting for finance leases did not change. The right-of-use assets and lease liabilities for finance leases are recorded at the present value of minimum lease payments. The assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the nine months ended September 30, 2019 and 2018, the Company did not enter into any material new lease agreements accounted for as a finance lease.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2019

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)