Form 10-K
period 2019-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2020-02-19
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

If an emerging growth company DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based on the closing price of $16.00 per share on that date, was approximately $136,407,000.  For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 10, 2020, there were 8,788,512 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Universal Stainless & Alloy Products, Inc., which was incorporated in 1994, and its wholly-owned subsidiaries, manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other premium alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers and original equipment manufacturers (“OEMs”). Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment and general industrial markets. We also perform conversion services on materials supplied by customers.

We operate in four locations: Bridgeville and Titusville, Pennsylvania; Dunkirk, New York; and North Jackson, Ohio. Our corporate headquarters is located at our Bridgeville location. We operate these four manufacturing locations as one business segment.

We produce a wide variety of specialty steel grades using several manufacturing processes including vacuum induction melting (“VIM”), vacuum-arc remelting (“VAR”), elecro-slag remelting (“ESR”) and argon oxygen decarburization (“AOD”).  At our Bridgeville and North Jackson facilities, we produce specialty steel products in the form of semi-finished and finished long products (ingots, blooms, billets and bars). In addition, the Bridgeville facility produces flat rolled products (slabs and plates).  Semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar and rod. Finished bar products that we manufacture are primarily used by OEMs and by service center customers for distribution to a variety of end users.  We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our precision rolled products department, located at our Titusville facility.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For the years ended December 31, 2019, 2018 and 2017, approximately 70% of our net sales were derived from stainless steel products.

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

Tool Steel.  Tool steels contain elements of nickel, chrome, vanadium and molybdenum to produce specific hardness characteristics that enable tool steels to form, cut, shape and shear other materials in the manufacturing process.  Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

High-Temperature Alloy Steel.  These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have very high nickel content relative to other types of specialty steels. High-temperature alloy steels are manufactured for use generally in the aerospace industry.

Our net sales by principal product line were as follows:

For the years ended December 31,	2019	2018	2017
(dollars in thousands)
Stainless steel	$177,934	$174,743	$139,603
High-strength low alloy steel	34,164	23,829	15,693
Tool steel	22,303	40,308	32,279
High-temperature alloy steel	4,337	11,467	12,435
Conversion services and other sales	4,269	5,580	2,633
Total net sales	$243,007	$255,927	$202,643

RAW MATERIALS AND SUPPLIES

We depend on the delivery of key raw materials for our day-to-day melting operations. These key raw materials are carbon and stainless scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum, vanadium and copper. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and processors. We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and primarily originate in North America, Australia, China, Russia, South America and South Africa.

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

The cost of raw materials represents approximately 40% of the cost of products sold in 2019 and 2018, and approximately 35% of the cost of products sold in 2017.  Raw material costs can be impacted by significant price changes.  Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. The average price of several of our major raw materials, including molybdenum, vanadium, and carbon scrap, decreased in 2019 compared to the prior year. The average price of nickel increased in 2019 compared to the prior year. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

We apply a raw material surcharge in our pricing mechanism to align our pricing with fluctuations in commodity costs. Short lead time orders embed the surcharge into the price at the time of order entry. Longer lead time orders apply the raw material surcharge in effect at the time of shipment to better align the selling price with commodity costs. Surcharges are published on our website, and can fluctuate by month in line with commodity cost changes. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Our operations at our Bridgeville and North Jackson facilities also require consumable operating supplies other than raw materials. Our Bridgeville facility uses graphite electrodes in the melting process, which are sourced from various suppliers both domestically and overseas. The price of these electrodes significantly increased during 2018 and through the third quarter of 2019, resulting in increased cost on the products sold during 2019.

CUSTOMERS

Our largest customer in 2019, Reliance Steel & Aluminum Co. (“Reliance”), accounted for approximately 27%, 18% and 17% of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in 2019 is primarily due to Reliance’s acquisition of another one of our customers at the end of 2019.

Our next largest customer in 2019 was Outokumpu Stainless Bar, LLC, which accounted for approximately 11% of our net sales. No other customer accounted for more than 10% of our net sales during 2019, 2018 or 2017.

International sales approximated 7% of annual net sales in 2019, 8% in 2018, and 9% in 2017.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2019 was approximately $119.1 million compared to approximately $126.2 million at December 31, 2018. We expect substantially all of the backlog orders as of December 31, 2019 to be filled during 2020. Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue. However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

EMPLOYEE RELATIONS

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2019, 2018 and 2017, we had 795, 781, and 703 employees, respectively, of which 611, 607, and 564, respectively, were USW members.

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

We make periodic contributions for the salaried employees at all locations based upon their service and their individual contribution to the 401(k) retirement plan. Prior to the North Jackson collective bargaining agreement, we made periodic contributions based upon the employee’s age, annual salary, and their individual contributions for salaried employees at the North Jackson facility.

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2019, we have issued 251,367 shares of common stock since the Plan’s inception.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 19, 2020, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position
Dennis M. Oates (67)	2008	Chairman, President and Chief Executive Officer
Christopher M. Zimmer (46)	2010	Executive Vice President and Chief Commercial Officer
Graham McIntosh, Ph.D. (57)	2015	Executive Vice President and Chief Technology Officer
Paul A. McGrath (68)	1996	Vice President of Administration, General Counsel and Secretary
Christopher T. Scanlon (44)	2018	Vice President of Finance, Chief Financial Officer and Treasurer
Alyssa H. Snider (41)	2018	Vice President and Chief Human Resources Officer

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

Christopher T. Scanlon has been Vice President of Finance, Chief Financial Officer and Treasurer since April 2018. Mr. Scanlon previously served as Controller and Chief Accounting Officer for L.B. Foster Company, a leading manufacturer and distributor of products and services for transportation and energy infrastructure, where he joined in 2012. Mr. Scanlon also served as Division Controller for Education Management Corporation from 2009 to 2012, and held positions of increasing responsibilities with Bayer Corporation, the U.S. operations of the German-based Bayer AG, and Respironics, Inc.

Alyssa H. Snider has been Vice President and Chief Human Resource Officer since November 2018. Ms. Snider previously served as Americas HR Talent Strategy Advisor, Manufacturing for Shell Oil Company, a global group of energy and petrochemical companies, which she joined in June 2002. She held positions of increasing responsibility including HR Analyst and Business Partner, HR Manager of Capital Projects in the U.S. and Organizational Effectiveness Consultant.

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

A substantial amount of our sales is derived from a limited number of customers.

Our five largest customers in the aggregate accounted for approximately 54% of our net sales for the year ended December 31, 2019, 43% of our net sales for the year ended 2018 and 41% for the year ended 2017. The accounts receivable balance from these five customers comprised approximately 42% of total accounts receivable at December 31, 2019. An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

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

The demand for our products may be cyclical.

Demand for our products from our customers can be cyclical in nature and sensitive to various factors, including demand, production schedules and other conditions in each of our end markets, fluctuations in inventory levels throughout the supply chain, and general macroeconomic conditions. A significant adverse change in demand for any reason could have a material adverse effect on our results of operations.

A substantial amount of our sales is derived from the aerospace industry.

Approximately 70% of our sales and 55% of our tons shipped represented products sold to customers in the aerospace market in 2019. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.

The aerospace industry is currently projected to experience long-term growth; however a prolonged downturn in the industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected. The recent and continued market uncertainty regarding the production schedule and ultimate return to service of the Boeing 737 MAX aircraft could adversely impact our results.

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

We purchase carbon and stainless scrap metal and alloy additives, principally nickel, chrome, vanadium, molybdenum, manganese and copper, for our melting operation. A substantial portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials. We maintain sales price surcharges on certain of our products to help offset the impact of raw material price fluctuations.

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

Our results of operations are affected directly by the level of business activity of our customers and our suppliers, which in turn is affected by global economic and market factors, including health epidemics, impacting the industries and markets that we participate in. We are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers. We may face significant challenges if conditions in the financial markets deteriorate. There can be no assurance that global economic and market conditions will not adversely impact our results of operations, cash flow or financial position in the future.

Existing free trade laws and regulations, such as the North American Free Trade Agreement and its anticipated successor agreement, the United States-Mexico-Canada Agreement, which is still subject to legislative approval, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particularly increased trade restrictions, tariffs or taxes on imports from countries where we sell products or purchase materials could have a material adverse effect on our business and financial results. Given the uncertainty regarding the scope and duration of current, proposed, or future imposed tariffs, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs on the Company will be successful.

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

At December 31, 2019, we had 611 employees, out of a total of 795, who were covered under collective bargaining agreements with the USW expiring at various dates in 2020 to 2024. There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

Our business may be harmed by failures on critical manufacturing equipment.

Our manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, including our 50-ton electric-arc furnace and AOD vessel, our ESR, VIM and VAR furnaces, our radial hydraulic forge and our universal rolling mill. In the event a critical piece of equipment should become inoperative as a result of unexpected equipment failure, such as the fire at our North Jackson, OH forge during 2019, there can be no assurance that our operations would not be substantially curtailed, which may have a negative effect on our financial results.

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

Our credit agreement uses the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate on a substantial portion of our debt. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. Reforms may cause LIBOR to perform differently than in the past or cause its discontinuance. Further developments and the resulting consequences cannot be entirely predicted, but could include an increase in our interest expense.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected. Our credit agreement, which provides for a $110.0 million senior secured revolving credit facility and a $10.0 million senior secured term loan facility, also requires us to comply with certain covenants.  Failure to comply with the covenants contained in the credit agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt. As of December 31, 2019, we were in compliance with the covenants in our credit agreement.

We believe that our international sales and purchases are associated with various risks.

We conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities, including effects of the United Kingdom’s withdrawal from membership in the European Union (referred to as “Brexit”). We could be significantly impacted by these risks, which include the potential for volatile economic and labor conditions, political instability, collecting accounts receivable and exchange rate fluctuations (which may affect sales revenue to international customers and the margins on international sales when converted into U.S. dollars). International sales approximated 7% of annual net sales in 2019, 8% in 2018 and 9% in 2017, an immaterial portion of which is denominated in foreign currencies.

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

We are a U.S. based company with customers and suppliers in foreign countries. We import various raw materials used in our production processes and we export goods to our foreign customers. The United States, the European Commission, countries in the European Union and other countries where we do business have implemented and may consider further changes in relevant tax, border tax, accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.

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

We participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility. Our contributions to the Trust are based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, which expires in August 2023, and a fixed monthly contribution on behalf of each covered salaried employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2018. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. In the event that our contribution rates increase or if we must pay withdrawal liability because we stop participating in the Trust, our contributions decline or the Trust is terminated, our future results of operations and cash flows may be negatively impacted to a material extent.

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

We own our North Jackson, Ohio facility, which consists of approximately 257,000 square feet of floor space on approximately 110 acres. The North Jackson facility contains melting, remelting, forging, annealing and various other processing operations. Our obligations under our credit agreement, which is more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a first lien on our real property in North Jackson, Ohio. Also, our obligations under our notes, also more fully described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” are collateralized by a second lien on our North Jackson, Ohio real property.

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

Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 14, which is incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2019, a total of 8,788,512 shares of common stock, par value $0.001 per share, were issued and held by 97 holders of record. There were 294,279 shares of the issued common stock held in treasury at December 31, 2019.

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

PERFORMANCE GRAPH

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the equity securities of the NASDAQ Composite Index and a peer group selected by us.  The peer group consists of domestic specialty steel producers: Allegheny Technologies Incorporated; Materion Corporation; Carpenter Technology Corporation; and Haynes International, Inc.  The graph assumes an investment of $100 on December 31, 2014 and reinvestment of dividends, if any, on the date of dividend payment, and the peer group is weighted by each company’s market capitalization.  The performance graph represents past performance and should not be considered an indication of future performance.

Comparison of 5-Year Cumulative Total Shareholder Return among Universal Stainless & Alloy Products, Inc., the NASDAQ Composite Index and a Peer Group

	For the years ended December 31,
Company/Peer/Market	2014	2015	2016	2017	2018	2019
Universal Stainless & Alloy Products, Inc.	$100.00	$36.94	$53.72	$85.17	$64.45	$59.24
Peer Group	$100.00	$51.05	$67.49	$91.50	$76.39	$89.91
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.50

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

DIVIDENDS

We have never paid a cash dividend on our common stock. Our credit agreement does not permit the payment of cash dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,	2019	2018	2017	2016	2015
(dollars in thousands, except per share amounts)
Summary of operations:
Net sales	$243,007	$255,927	$202,643	$154,434	$180,660
Goodwill impairment	$-	$-	$-	$-	$20,268
Operating income (loss)	$7,291	$16,070	$4,237	$(3,969)	$(30,079)
Net income (loss)	$4,275	$10,662	$7,610	$(5,347)	$(20,672)
Financial position at year-end:
Cash	$170	$3,696	$207	$75	$112
Working capital	$141,342	$115,654	$101,316	$84,397	$85,006
Property, plant and equipment, net	$176,061	$177,844	$174,444	$182,398	$193,505
Total assets [1]	$368,399	$353,320	$321,231	$296,045	$297,302
Long-term debt [1]	$60,411	$42,839	$75,006	$67,998	$72,884
Stockholders’ equity	$243,136	$237,011	$191,668	$181,220	$184,977
Common share data:
Net income (loss) per common share - Basic [2]	$0.49	$1.31	$1.05	$(0.74)	$(2.92)
Net income (loss) per common share -Diluted [2]	$0.48	$1.28	$1.03	$(0.74)	$(2.92)

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

Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels.  Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels.  Our products are sold to service centers, forgers, rerollers and original equipment manufacturers.  Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment and general industrial markets.  We also perform conversion services on materials supplied by customers.

Our aerospace end market continued to strengthen throughout 2019 and reached $170.4 million and more than 70% of our total net sales, both of which were new records for the company. Aerospace will continue to be a major driver of our future results, and our aerospace backlog remains healthy going into 2020. Sales into the power generation end market were also up in 2019 compared with 2018, while sales into our other end markets declined compared with 2018. The largest decline was in the heavy equipment end market, which primarily includes our tool steel sales. 2018 was a record year for tool steel sales, and order entry has been strong in the beginning of 2020. We expect tool steel sales to increase in 2020 compared to 2019 levels.

Total Company backlog at the end of 2019 was $119.1 million, a decrease of 6% compared to $126.2 million at the end of 2018.

Our 2019 gross margin was 11.4% of net sales, a decline from 14.8% of net sales in 2018. This was due to higher operations costs in the cost of products sold during 2019, lower surcharge revenue from falling raw material indices, and a less favorable product mix, primarily, lower premium alloy and tool steel sales. The increased operations cost was in part due to a fire at our North Jackson facility at the end of the second quarter.

We expect to see margin improvement in 2020 as misalignment between surcharges and material prices lessens, strong production at the North Jackson forge continues following the 2019 fire, and we continue to see incremental operating efficiency benefit from investments in our operations, including our new mid-size bar cell unit at our Dunkirk facility.

Selling, general and administrative (“SG&A”) expenses decreased by $1.4 million in 2019. The decrease in SG&A was driven by lower employee related costs, including incentive compensation.

Overall, our operating income in 2019 was $7.3 million, compared to $16.1 million in 2018, reflecting the decrease in sales and gross margin.

During 2019, we used $4.4 million of cash in our operations, primarily due to higher inventory levels. We used $17.4 million of cash on capital expenditures, a portion of which was related to payments for a mid-size bar cell unit at our Dunkirk facility.

Our financing activities provided net cash of $17.8 million, which primarily included net borrowings under our revolving credit facility, partially offset by principal payments on our term loan and scheduled payments of finance leases.

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

Results of Operations

2019 Results Compared to 2018

For the years ended December 31,	2019		2018
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$177,934	73.2%	$174,743	68.3%	$3,191	1.8%
High-strength low alloy steel	34,164	14.0	23,829	9.3	10,335	43.4
Tool steel	22,303	9.2	40,308	15.7	(18,005)	(44.7)
High-temperature alloy steel	4,337	1.8	11,467	4.5	(7,130)	(62.2)
Conversion services and other sales	4,269	1.8	5,580	2.2	(1,311)	(23.5)
Total net sales	243,007	100.0	255,927	100.0	(12,920)	(5.0)
Cost of products sold	215,369	88.6	218,111	85.2	(2,742)	(1.3)
Gross margin	27,638	11.4	37,816	14.8	(10,178)	(26.9)
Selling, general and administrative expenses	20,347	8.4	21,746	8.5	(1,399)	(6.4)
Operating income	7,291	3.0	16,070	6.3	(8,779)	(54.6)
Interest expense	3,765	1.5	4,047	1.6	(282)	(7.0)
Deferred financing amortization	227	0.1	255	0.1	(28)	(11.0)
Other (income), net	(474)	(0.2)	(829)	(0.3)	355	42.8
Income before income taxes	3,773	1.6	12,597	4.9	(8,824)	(70.0)
(Benefit) provision for income taxes	(502)	(0.2)	1,935	0.8	(2,437)	(125.9)
Net income	$4,275	1.8%	$10,662	4.2%	$(6,387)	(59.9)%
Tons shipped	41,462		44,554		(3,092)	(6.9)%
Sales dollars per shipped ton	$5,861		$5,744		$117	2.0%

Market Segment Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$166,327	68.4%	$180,165	70.4%	$(13,838)	(7.7)%
Original equipment manufacturers	24,731	10.2	20,582	8.0	4,149	20.2
Rerollers	27,236	11.2	29,337	11.5	(2,101)	(7.2)
Forgers	20,444	8.4	20,263	7.9	181	0.9
Conversion services and other sales	4,269	1.8	5,580	2.2	(1,311)	(23.5)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

Melt Type Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$201,120	82.7%	$209,203	81.7%	$(8,083)	(3.9)%
Premium alloys	37,618	15.5	41,144	16.1	(3,526)	(8.6)
Conversion services and other sales	4,269	1.8	5,580	2.2	(1,311)	(23.5)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$170,445	70.1%	$148,850	58.2%	$21,595	14.5%
Power generation	11,530	4.7	9,278	3.6	2,251	24.3
Oil and gas	25,023	10.3	31,493	12.3	(6,470)	(20.5)
Heavy equipment	22,725	9.4	41,623	16.3	(18,899)	(45.4)
General industrial, conversion services and other sales	13,285	5.5	24,683	9.6	(11,398)	(46.2)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

Net sales:

Net sales for the year ended December 31, 2019 decreased $12.9 million, or 5.0%, compared to 2018. The decrease in our sales reflects approximately a 7% decrease in consolidated tons shipped, partially offset by a 2% increase in sales dollars per shipped ton. The decrease in our shipped tons was due to lower tool steel shipments. The increase in sales dollars per shipped ton was driven by higher aerospace end market sales, partially offset by lower surcharges.

Gross margin:

Our gross margin, as a percentage of net sales, was 11.4% in 2019, compared to 14.8% in 2018.  The decrease in gross margin is a result of misalignment of melt costs and surcharges for the majority of the year, and increased cost of operations on material sold. The increased operations cost was in part due to a fire at our North Jackson facility at the end of the second quarter, and in part due to product mix.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs including salaries, incentive compensation, payroll taxes and benefit related costs, legal and accounting services, share compensation and insurance costs. Our SG&A expenses decreased by $1.4 million for the year ended December 31, 2019 compared to 2018. The decrease is driven by lower employee related costs, primarily lower incentive compensation accruals. As a percentage of sales, our SG&A expenses were 8.4% in 2019 compared to 8.5% in 2018.

Interest expense and deferred financing amortization:

Our interest costs on our debt was $3.8 million in 2019 compared with $4.0 million in 2018. Although our total debt at December 31, 2019 increased compared to December 31, 2018, average debt for 2019 was below 2018 by approximately $2.0 million. In addition, variable interest rates charged on our Credit Agreement debt decreased during 2019. These two factors result in the $0.3 million decrease in interest expense. The interest rate on our variable rate debt is determined by a LIBOR-based rate plus an applicable margin based upon achieving certain ratios.

Other income:

Other income was $0.5 million in 2019 compared to $0.8 million in 2018. The 2019 other income includes insurance proceeds of $0.4 million received in the third quarter related to a fire that occurred at our Dunkirk facility in 2017. The prior year other income includes a favorable legal settlement of $0.7 million received in the second quarter of 2018.

(Benefit) provision from income taxes:

The 2019 income tax benefit is $0.5 million, compared to a provision for income taxes in 2018 of $1.9 million. The difference is due primarily to lower pretax income and higher research and development tax credits in 2019 compared to the prior year. The significant components of the current year tax provision include the Federal statutory rate of 21%, offset by the benefit of research and development tax credits.

Net income:

We had net income of $4.3 million for the year ended December 31, 2019, compared to $10.7 million for 2018. The decrease is due to the decrease in our net sales and our gross margin during the current year.

2018 Results Compared to 2017

For the years ended December 31,	2018		2017
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Stainless steel	$174,743	68.3%	$139,603	69.0%	$35,140	25.2%
High-strength low alloy steel	23,829	9.3	15,693	7.7	8,136	51.8
Tool steel	40,308	15.7	32,279	15.9	8,029	24.9
High-temperature alloy steel	11,467	4.5	12,435	6.1	(968)	(7.8)
Conversion services and other sales	5,580	2.2	2,633	1.3	2,947	111.9
Total net sales	255,927	100.0	202,643	100.0	53,284	26.3
Cost of products sold	218,111	85.2	179,609	88.6	38,502	21.4
Gross margin	37,816	14.8	23,034	11.4	14,782	64.2
Selling, general and administrative expenses	21,746	8.5	18,797	9.3	2,949	15.7
Operating income	16,070	6.3	4,237	2.1	11,833	NM
Interest expense	4,047	1.6	4,022	2.0	25	0.6
Deferred financing amortization	255	0.1	255	0.1	-	-
Other (income), net	(829)	(0.3)	(49)	-	(780)	NM
Income before income taxes	12,597	4.9	9	0.1	12,588	NM
Provision (benefit) for income taxes	1,935	0.8	(7,601)	(3.8)	(9,536)	(125.5)
Net income	$10,662	4.2%	$7,610	3.8%	$3,052	(40.1)%
Tons shipped	44,554		39,246		5,308	13.5%
Sales dollars per shipped ton	$5,744		$5,163		$581	11.3%

Market Segment Information:

For the years ended December 31,	2018		2017
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$180,165	70.4%	$140,259	69.2%	$39,906	28.5%
Forgers	20,263	7.9	18,442	9.1	1,821	9.9
Rerollers	29,337	11.5	23,675	11.7	5,662	23.9
Original equipment manufacturers	20,582	8.0	17,634	8.7	2,948	16.7
Conversion services and other sales	5,580	2.2	2,633	1.3	2,947	111.9
Total net sales	$255,927	100.0%	$202,643	100.0%	$53,284	26.3%

Melt Type Information:

For the years ended December 31,	2018		2017
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$209,203	81.7%	$172,715	85.2%	$36,488	21.1%
Premium alloys	41,144	16.1	27,295	13.5	13,849	50.7
Conversion services and other sales	5,580	2.2	2,633	1.3	2,947	111.9
Total net sales	$255,927	100.0%	$202,643	100.0%	$53,284	26.3%

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

Provision (benefit) from income taxes:

The 2018 income tax provision is $1.9 million, compared to an income tax benefit of $7.6 million for 2017. The significant components of the 2018 tax provision include the Federal statutory rate of 21%, offset by the benefit of research and development tax credits. The 2017 tax benefit reflects a one-time adjustment due to the tax rate reduction enacted through the Tax Cuts and Jobs Act in 2017 and a corresponding revaluation of our deferred taxes.

Net income:

We had net income of $10.7 million the year ended December 31, 2018, which reflected the increased demand for our products and successful execution of 2018 business plans. This compares to $7.6 million for 2017, all of which was generated by the one-time tax benefit discussed above.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities.

During 2018, we completed an underwritten, public offering involving the issuance and sale of approximately 1.4 million shares of common stock which resulted in net proceeds of $32.2 million. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s credit facility. We also entered into a new Credit Agreement and a qualified NMTC financing program in 2018, as further described in Notes 5 and 7, respectively, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” No similar financing activities occurred during 2019.

Net cash provided by operating activities

During 2019, we used cash from operating activities of $4.4 million. Net income adjusted for non-cash expenses generated $24.3 million of cash. Our managed working capital, defined as net accounts receivable plus net inventory minus accounts payable, used $19.4 million of cash.  Inventories increased by $15.0 million to support strong demand for our aerospace end market products. Accounts receivable increased by $3.0 million due to the timing of sales and collections activity. Accounts payable decreased by $1.4 million and Accrued employment costs decreased by $3.5 million. All other operating activities used $5.8 million of cash in 2019, primarily driven by a decrease in deferred revenue and an increase in prepaid expense.

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

Net cash used in investing activities

Our capital spending was $17.4 million during 2019 and $15.4 million during 2018. The current year capital spending includes $3.8 million to finalize our new mid-size bar finishing unit at our Dunkirk, NY facility.

Net cash used in financing activities

During 2019, financing activities provided $17.8 million in cash, which was used to finance our capital spending and working capital growth.

During 2018, financing activities provided $2.7 million in cash. We generated $32.2 million of cash through net proceeds from the equity offering, which we used to repay amounts outstanding under the Company’s credit facility. We decreased borrowings under our Credit Agreement (as defined below), our outstanding notes issued in connection with the acquisition of the North Jackson facility (collectively, the “Notes”) and capital leases by $32.2 million in the aggregate, and entered into the new Credit Agreement during the year. Financing activities were also impacted by borrowings related to the mid-size bar cell capital project at our Dunkirk, NY facility. These borrowings were made in conjunction with utilization of the NMTC financing program and higher working capital levels.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Raw materials and supplies

The cost of raw materials represents approximately 40% of the cost of products sold in 2019. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome and carbon scrap. The average price per pound of nickel increased 6% in 2019 compared to 2018, to $6.30. The average monthly price per pound of our other major raw materials steadily decreased during 2019. The average price per pound of molybdenum in 2019 was $11.46 (4% lower than 2018), vanadium was $21.40 (45% lower), chrome was $1.02 (26% lower), and carbon scrap was $0.14 (26% lower).

We maintain sales price surcharge mechanisms to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge mechanisms will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. The average price per pound for these electrodes steadily increased during 2018 and through the third quarter of 2019.

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

The Facilities, which expire on August 3, 2023 (the “Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million (“Minimum Liquidity”). At December 31, 2019, the amount of payments due on the notes relevant to the Minimum Liquidity calculation was $2 million. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company is required to pay quarterly principal installments of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of our debt outstanding under the Facilities during 2018. At December 31, 2019, the LIBOR based rate was 3.45% on our Revolving Credit Facility and 3.95% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At December 31, 2019 and 2018, we had net Credit Agreement related deferred financing costs of approximately $0.7 million and $0.9 million, respectively. For the years ended December 31, 2019 and 2018, we amortized $0.2 million and $0.3 million of those deferred financing costs, respectively. We did not incur any additional deferred financing costs to the Consolidated Balance Sheet during 2019. For the year ended December 31, 2018, we recorded $0.4 million of additional Credit Agreement related deferred financing costs to the Consolidated Balance Sheet.

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

Leases

The Company periodically enters into leases in its normal course of business. We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheet at December 31, 2019 and are amortized over the respective terms, which are five years or less. The long-term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities. During the twelve months ended December 31, 2019, the Company entered into four new lease agreements accounted for as operating leases.

The accounting for finance leases did not change. The right-of-use assets and lease liabilities for finance leases are recorded at the present value of minimum lease payments. The assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. During the twelve months ended December 31, 2019 and 2018, the Company did not enter into any material new lease agreements accounted for as a finance lease.

Share-Based Activity

We granted stock options and issued shares of our common stock to officers, employees, and non-employee directors during 2019, 2018 and 2017 through our incentive compensation plans. Refer to Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further information.

Contingent Items

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2019.

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

Critical Accounting Estimates

The Company’s revenues are primarily composed of sales of products.  Revenue from the sale of products is recognized when the Company satisfies its performance obligation under a contract by transferring control of the promised product to its customer, which in most cases coincides with shipment of the related product.  Certain sales qualify for over-time revenue recognition. Sales of certain specified product grades and shapes, and sales from conversion services, are recognized over-time. The Company’s identification of and accounting for these sales is discussed further in Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations.   PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was necessary as of December 31, 2019, 2018 or 2017.

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

At December 31, 2019, we had $47.7 million of floating rate debt outstanding with an interest rates between 3.45% and 3.95%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. A hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our annual pre-tax results by approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

Pittsburgh, Pennsylvania

February 19, 2020

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2019	2018	2017
(dollars in thousands, except per share information)
Net sales	$243,007	$255,927	$202,643
Cost of products sold	215,369	218,111	179,609
Gross margin	27,638	37,816	23,034
Selling, general and administrative expenses	20,347	21,746	18,797
Operating income	7,291	16,070	4,237
Interest expense and other financing costs	3,992	4,302	4,277
Other (income), net	(474)	(829)	(49)
Income before income taxes	3,773	12,597	9
(Benefit) provision for income taxes	(502)	1,935	(7,601)
Net income	$4,275	$10,662	$7,610
Basic earnings per share	$0.49	$1.31	$1.05
Diluted earnings per share	$0.48	$1.28	$1.03
Weighted average shares of common stock outstanding:
Basic	8,778,753	8,132,632	7,225,697
Diluted	8,873,719	8,347,692	7,374,805

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,	2019	2018	2017
(dollars in thousands)
Net income	$4,275	$10,662	$7,610
Other comprehensive income (loss), net of tax:
(Loss) reclassified into retained earnings from adoption of ASU 2018-02	(21)	-	-
Unrealized (loss) gain on foreign currency contracts, net of tax	(11)	94	(114)

Comprehensive income	$4,243	$10,756	$7,496

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018
(dollars in thousands)
ASSETS
Current assets:
Cash	$170	$3,696
Accounts receivable (less allowance for doubtful accounts of $295)	35,595	32,618
Inventory, net	147,402	134,738
Other current assets	8,300	3,756
Total current assets	191,467	174,808
Property, plant and equipment, net	176,061	177,844
Other long-term assets	871	668
Total assets	$368,399	$353,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,912	$44,379
Accrued employment costs	4,449	7,939
Current portion of long-term debt	3,934	3,907
Other current liabilities	830	2,929
Total current liabilities	50,125	59,154
Long-term debt	60,411	42,839
Deferred income taxes	10,962	11,481
Other long-term liabilities	3,765	2,835
Total liabilities	125,263	116,309
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,093,715 and 9,045,345 shares issued, respectively	9	9
Additional paid-in capital	94,982	93,100
Accumulated other comprehensive (loss) income	(31)	1
Retained earnings	150,487	146,191
Treasury stock, at cost; 294,279 and 292,855 common shares held, respectively	(2,311)	(2,290)
Total stockholders’ equity	243,136	237,011
Total liabilities and stockholders’ equity	$368,399	$353,320

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2019	2018	2017
(dollars in thousands)
Operating Activities:
Net income	$4,275	$10,662	$7,610
Adjustments for non-cash items:
Depreciation and amortization	19,133	18,918	18,823
Deferred income tax	(517)	1,850	(7,593)
Share-based compensation expense	1,390	1,442	1,564
Changes in assets and liabilities:
Accounts receivable, net	(2,977)	(7,628)	(5,567)
Inventory, net	(14,965)	(20,373)	(27,378)
Accounts payable	(1,412)	5,293	14,178
Accrued employment costs	(3,490)	3,865	272
Income taxes	84	(246)	77
Other, net	(5,930)	2,824	(881)
Net cash (used in) provided by operating activities	(4,409)	16,607	1,105
Investing Activities:
Capital expenditures	(17,354)	(15,388)	(7,996)
Proceeds from sale of property, plant and equipment	-	10	70
Net cash used in investing activities	(17,354)	(15,378)	(7,926)
Financing Activities:
Borrowings under revolving credit facility	174,907	368,910	350,314
Payments on revolving credit facility	(153,632)	(388,728)	(338,836)
Proceeds under New Markets Tax Credit financing, net	-	2,835	-
Payments on term loan facility, finance leases, and notes	(3,904)	(12,364)	(5,078)
Payments of financing costs	-	(1,109)	-
Proceeds from public offering, net of cash expenses	-	32,246	-
Proceeds from the exercise of stock options	471	865	553
Net cash provided by financing activities	17,842	2,655	6,953
Net (decrease) increase in cash and restricted cash	(3,921)	3,884	132
Cash and restricted cash at beginning of period	4,091	207	75
Cash and restricted cash at end of period	$170	$4,091	$207

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,670	$4,183	$4,027
Income taxes paid (refunded), net	$69	$102	$(85)

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

For the years ended December 31,	2019	2018	2017
Cash	$170	$3,696	$207
Restricted cash included in other long-term assets	-	395	-
Total cash and restricted cash	$170	$4,091	$207

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
Common			Additional		other
shares		Common	paid-in	Retained	comprehensive	Treasury	Treasury
(dollars in thousands)	outstanding	stock	capital	earnings	income (loss)	shares	stock

Balance at December 31, 2016	7,215,299	$8	$56,397	$127,084	$21	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	16,185	-	226	-	-	-	-
Exercise of stock options	22,125	-	327	-	-	-	-
Share-based compensation	4,178	-	1,564	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(114)	-	-
Retroactive adoption of ASU 2016-09	-	-	-	835	-	-	-
Net income	-	-	-	7,610	-	-	-
Balance at December 31, 2017	7,257,787	8	58,514	135,529	(93)	292,855	(2,290)

Common stock issuance under
Employee Stock Purchase Plan	7,922	-	149	-	-	-	-
Exercise of stock options	50,770	-	716	-	-	-	-
Public offering	1,408,163	1	32,246
Share-based compensation	27,848	-	1,442	-	-	-	-
Capital investment	-	-	33
Net gain on derivative instruments	-	-	-	-	94	-	-
Net income	-	-	-	10,662	-	-	-
Balance at December 31, 2018	8,752,490	9	93,100	146,191	1	292,855	(2,290)

Common stock issuance under
Employee Stock Purchase Plan	31,376	-	418	-	-	-	-
Exercise of stock options	5,325	-	53	-	-	-	-
Share-based compensation	10,245	-	1,411	-	-	1,424	(21)
Net loss on derivative instruments	-	-	-	-	(11)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	4,275	-	-	-
Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when necessary, require letters of credit, guarantees or cash collateral.  During 2019, we had one customer which accounted for approximately 27% of our total net sales and 9% of our total accounts receivable balance, and a second customer which accounted for approximately 11% of our total net sales and 17% of our total accounts receivable. During 2018, we had one customer which accounted for approximately 18% of our total net sales and 6% of our total accounts receivable balance. During 2017, we had one customer that accounted for approximately 17% of our total net sales and 3% of our total accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 7% of 2019 total net sales, 8% of 2018 total net sales, and 9% of 2017 total net sales. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible. Receivables are charged-off to the allowance when they are deemed to be uncollectible. There was no bad debt expense recorded for the years ended December 31, 2019 and 2018.  Bad debt expense, net of recoveries, was $0.2 million for the year ended December 31, 2017.

Inventories.  Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2019 was an increase of $0.2 million. The net change for the year ended December 31, 2018 was an increase of $0.4 million, and the net change for the year ended December 31, 2017 was an increase of $0.7 million.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives.  During the years ended December 31, 2019, 2018 and 2017, we amortized these operating materials in the amount of $2.3 million, $2.3 million and $2.1 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a 12 to 36 month period.  Other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2019, 2018 and 2017 was $19.7 million, $18.3 million and $18.8 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between five and 20 years.  Our total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $16.7 million, $16.4 million and $16.5 million, respectively, of which $16.1 million, $15.9 million and $16.2 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was necessary as of December 31, 2019, 2018 and 2017.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.3 million and $0.3 million, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows. During 2018, the Company recorded $0.7 million of additional deferred financing costs related to the New Markets Tax Credits financing effective March 9, 2018, and $0.4 million of additional deferred financing costs related to the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) effective August 3, 2018.  At December 31, 2019 and 2018, we had $1.4 million and $1.6 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2019, 2018 and 2017.

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

Net Income per Common Share.  Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.  Potentially dilutive impacts of shares issuable under our outstanding notes issued in connection with the acquisition of the North Jackson facility (collectively, the “Notes”) were excluded from the calculations in 2017 as their inclusion would have been antidilutive.  The conversion option expired in 2017 and is not applicable in 2018 or 2019.

Treasury Stock.  We account for treasury stock under the cost method and include such shares as a reduction of total stockholders’ equity.

Financial Instruments.  Financial instruments held by us include cash, accounts receivable, and accounts payable and current and long-term debt.  The carrying value of cash, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments.  Refer to Note 8 for fair value disclosures of our financial instruments.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We will adopt this guidance effective January 1, 2020, and we do not believe adoption of the guidance will have a material effect on our consolidated financial statements.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue. Payment terms vary depending upon various considerations, including credit worthiness and prior payment history.

The Company’s revenue is primarily from products transferred to customers at a point in time. The Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon shipment.

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.2 million and $1.0 million are included in Accounts Receivable in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, respectively.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping activities are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Twelve Months Ended
	December 31,
	2019	2018
Net sales:
Specialty alloys	$201,120	209,203
Premium alloys (A)	37,618	41,144
Conversion services and other sales	4,269	5,580

Total net sales	$243,007	$255,927

(A) Premium alloys represent all vacuum induction melted (VIM) products.

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2019	2018
(dollars in thousands)
Raw materials and starting stock	$9,815	$9,555
Semi-finished and finished steel products	127,713	115,627
Operating materials	13,090	12,515
Gross inventory	150,618	137,697
Inventory reserves	(3,216)	(2,959)
Total inventory, net	$147,402	$134,738

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2019	2018
(dollars in thousands)
Land and land improvements	$7,847	$7,543
Buildings	50,974	50,607
Machinery and equipment	281,008	269,034
Construction in progress	9,441	7,184
Gross property, plant and equipment	349,270	334,368
Accumulated depreciation	(173,209)	(156,524)
Property, plant and equipment, net	$176,061	$177,844

Note 5: Long-Term Debt

Long-term debt consists of the following:

December 31,	2019	2018
(dollars in thousands)
Term loan	$8,215	$9,643
Revolving credit facility	39,480	18,204
Notes	17,000	19,000
Finance leases	1,026	1,502
	65,721	48,349
Less: current portion of long-term debt	(3,934)	(3,907)
Less: deferred financing costs	(1,376)	(1,603)

Long-term debt	$60,411	$42,839

Credit Facility

On August 3, 2018, we entered into the Credit Agreement with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement amended the prior Revolving Credit, Term Loan and Security Agreement (“Prior Agreement”), and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all applicable covenants prior to the August 3, 2018 amendment to the Credit Agreement and through December 31, 2019 and 2018.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). At December 31, 2019, the amount of payments due on the notes relevant to the Minimum Liquidity calculation was $2.0 million. This requirement exists until the Notes are paid in full, refinanced or extended.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company must pay quarterly installments of the principal of approximately $0.4 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on September 30, 2018. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities during 2019. At December 31, 2019, the LIBOR based rate was 3.45% on our Revolving Credit Facility and 3.95% for the Term Loan.

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

At December 31, 2019 and 2018, we had net Credit Agreement related deferred financing costs of approximately $0.7 million and $0.9 million, respectively. For the years ended December 31, 2019 and 2018, we amortized $0.2 million and $0.3 million of those deferred financing costs, respectively. We did not record any additional deferred financing costs to the Consolidated Balance Sheet during 2019. For the year ended December 31, 2018, we recorded $0.4 million of additional Credit Agreement related deferred financing costs to the Consolidated Balance Sheet.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2019, are as follows:

(dollars in thousands)
2020	$1,429
2021	1,429
2022	1,429
2023	43,408
$47,695

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

Note 6: Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2019, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheet at December 31, 2019 and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. During the twelve months ended December 31, 2019, the Company entered into four new lease agreements accounted for as operating leases.

For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt. The Company did not enter into any material new lease agreements accounted for as a finance lease during the twelve months ended December 31, 2019.

As of December 31, 2019, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2020	$212	$583
2021	192	471
2022	181	56
2023	87	15
2024	11	-
Total minimum lease payments	$683	$1,125
Less amounts representing interest	(41)	(99)
Present value of minimum lease payments	$642	$1,026
Less current obligations	(208)	(507)
Total long-term lease obligations, net	$434	$519
Weighted-average remaining lease term	4 years	2 years

Right-of-use assets recorded to the consolidated balance sheet at December 31, 2019 were $0.6 million for operating leases and $0.8 million for finance leases. For the twelve months ended December 31, 2019, the amortization of finance lease assets was $0.5 million and was included in cost of products sold in the Consolidated Statements of Operations.

The Company elected the practical expedient allowed under Leases (Topic 842) to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the interest rate implicit in the lease, when available, or the Company’s incremental borrowing rate. The incremental borrowing rate was determined with reference to the interest rate applicable under our senior secured revolving credit facility discussed in Note 5, as this facility is collateralized by a first lien on substantially all of the assets of the Company and its term is similar to the term of our leases.

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

As of December 31, 2019 and 2018, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase PNC New Markets Investment Partners, LLC’s interest in the Investment Fund. The Company believes that PNC New Markets Investment Partners, LLC will exercise the put option in March 2025, at the end of the recapture period, resulting in a gain of $2.8 million at that time. The value attributed to the put/call is immaterial.

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

Note 8: Fair Value Measurements

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2019 and 2018 due to their short-term nature (Level 1).  The fair value of the Term Loan and Revolver at December 31, 2019 and 2018 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).  The fair value of the Notes was approximately $16.9 million at December 31, 2019 and $18.8 million at December 31, 2018 (Level 2).

Note 9:  Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.

The notional value of these contracts was $4.9 million at December 31, 2019 and $7.4 million at December 31, 2018. The contracts had a related unrealized loss recorded in accumulated other comprehensive income at December 31, 2019 of less than $0.1 million, and a related unrealized gain of less than $0.1 million at December 31, 2018.

Note 10: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2019, 2018 and 2017 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2019	2018	2017
(dollars in thousands)
Current (benefit) provision
Federal	$(7)	$(1)	$(28)
State	22	86	21
Deferred (benefit) provision
Federal	(279)	2,100	114
State	(238)	(250)	568
Benefit related to a change in enacted tax law	-	-	(8,276)
(Benefit) provision for income taxes	$(502)	$1,935	$(7,601)

The income tax (benefit) provision reconciled to taxes computed at the statutory federal rate is as follows:

For the years ended December 31,	2019	2018	2017
Tax provision at statutory tax rate	$792	$2,645	$3
State income taxes, net of federal impact	38	74	3
Research and development tax credit	(1,233)	(874)	(425)
Valuation allowance, net of federal impact	(193)	(167)	475
Impact of changes in enacted tax law	-	-	(8,276)
Adjustments to deferred taxes	41	277	506
Other, net	53	(20)	113
(Benefit) provision for income taxes	$(502)	$1,935	$(7,601)

We continue to record a full valuation allowance against our New York deferred tax assets due to the zero percent state income tax rate for qualified manufacturers. We continue to record a partial valuation allowance against our Pennsylvania net operating loss deferred tax asset due to annual usage limitations. We have determined that federal and other state deferred tax assets are expected to be realized and have not recorded any additional valuation allowances.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2019	2018
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$7,659	$8,331
Inventory	970	787
Share-based compensation	2,029	1,909
Receivables	166	239
Accrued liabilities	333	836
Other	7	5
Total deferred tax assets	$11,164	$12,107
Deferred tax liabilities:
Property, plant and equipment	$21,312	$22,951
Other	814	637
Total deferred tax liabilities	$22,126	$23,588
Total noncurrent deferred income taxes	$10,962	$11,481

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $8.6 million and $18.7 million of net operating loss carryforwards at December 31, 2019 and 2018, respectively. The net operating loss carryforwards begin to expire in 2031.  In addition, we have credit carryforwards associated with our research and development activities of $5.2 million and $4.0 million as of December 31, 2019 and 2018, respectively.  The research and development credit carryforwards begin to expire in 2030.

We have state net operating loss carryforwards of $8.8  million at December 31, 2019 and 2018, and the related valuation allowances were $2.8 million and $5.2 million at December 31, 2019 and 2018, respectively. We have state credit carryforwards of $0.2 million at December 31, 2019 and 2018. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2015.  We are subject to examination by most state tax jurisdictions for tax years after 2015.

Note 11: Net Income (Loss) Per Common Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2019, 2018 and 2017 is as follows:

For the years ended December 31,	2019	2018	2017
(dollars in thousands, except per share amounts)
Numerator:
Net income	$4,275	$10,662	$7,610

Denominator:
Weighted average number of shares of common stock outstanding	8,778,753	8,132,632	7,225,697
Weighted average effect of dilutive share-based compensation	94,966	215,060	149,108
Diluted weighted average number of shares of common stock outstanding	8,873,719	8,347,692	7,374,805

Net income per common share:
Basic earnings per share	$0.49	$1.31	$1.05
Diluted earnings per share	$0.48	$1.28	$1.03

On May 25, 2018, the Company completed an underwritten, public offering involving the issuance and sale by the Company of 1,224,490 shares of common stock at a public offering price of $24.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 183,673 shares of common stock. On June 1, 2018, the underwriters exercised the option in full, and an additional 183,673 shares of common stock were issued and sold on June 5, 2018. The public offering resulted in gross proceeds to the Company of approximately $34.5 million, or $32.2 million net of the underwriting discount and other offering fees and expenses. We used the net proceeds from the public offering to repay amounts outstanding under the Company’s revolving credit facility. The public offering’s impact on the weighted average number of shares for the year ended December 31, 2018 was 0.8 million shares.

There were 593,975, 323,250, and 590,350 options to purchase shares of common stock, at an average price of $26.91, $32.36, and $30.63 for the years ended December 31, 2019, 2018 and 2017, respectively, that were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of our common stock.

An adjustment for interest expense on convertible notes was excluded from the income per share calculation for the years ended December 31, 2017 as it would have been antidilutive.

The calculations of diluted earnings per share for the year ended December 31, 2017 exclude 268,351 shares for the assumed conversion of the Notes as inclusion would have been antidilutive.

Note 12: Share-Based Compensation

At December 31, 2019, we had the following share-based compensation plans:

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

When adopted, the 2017 Plan replaced the Omnibus Incentive Plan (“OIP”).  Any awards outstanding under the OIP will remain subject to and be paid under the OIP.  No new awards will be granted under the OIP.  Any shares subject to outstanding awards under the OIP that cease to be subject to such awards after the adoption of the 2017 Plan will increase the shares authorized under the 2017 Plan.  At December 31, 2019, there were 473,351 shares available for grant under the 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012. The OIP permitted the issuance of stock options, restricted stock, restricted stock units and other share-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who were expected to contribute to our future growth and success.  With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2019 under OIP.

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

A summary of stock option activity as of and for the year ended December 31, 2019 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)
Outstanding at December 31, 2018	263,783	$9.04	862,025	$22.56
Stock options granted	112,550	6.71	112,550	14.56
Stock options exercised	-	-	(5,325)	10.10
Stock options vested	(103,697)	8.05	-	-
Stock options forfeited	(19,900)	8.60	(72,450)	17.99
Outstanding at December 31, 2019	252,736	$8.45	896,800	$22.01	5.8
Exercisable at December 31, 2019			644,064	$23.75	4.5

Proceeds from stock option exercises totaled $0.1 million, $0.7 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $14.90 at December 31, 2019, the aggregate intrinsic value of outstanding and exercisable stock options was $0.8 million and $0.6 million, respectively. Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.  The aggregate intrinsic value of stock options exercised for the years ended December 31, 2019 was less than $0.1 million, and was $0.6 million for the year ended December 31, 2018.

The total fair value of stock option awards vested during the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $0.8 million and $1.2 million, respectively.

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

Share-based compensation expense related to stock options totaled $0.8 million, $0.8 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards.  Unrecognized share-based compensation expense related to non-vested stock option awards totaled $1.9 million at December 31, 2019, and the weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $6.71, $10.33 and $9.60, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2019	2018	2017
Risk-free interest rate	1.41% to 2.56%	2.63% to 3.10%	1.92% to 2.29%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	47% to 52%	45% to 52%	45% to 53%
Weighted-average expected market price volatility	49.4%	49.1%	47.4%
Expected term	4.6 to 6.5 years	4.7 to 6.8 years	5.6 to 7.5 years

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2019 and 2018 is presented below:

		Weighted-
		average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2017	82,280	$15.45
Restricted stock granted in February	9,530	26.23
Restricted stock granted in May	5,136	24.20
Restricted stock vested in May	(2,260)	18.00
Restricted stock granted in November	10,666	19.46
Restricted stock vested in December	(25,000)	14.75

Balance, December 31, 2018	80,352	17.97
Restricted stock granted in May	6,368	12.88
Restricted stock vested in May	(4,528)	20.56
Restricted stock granted in November	18,000	14.39

Balance, December 31, 2019	100,192	$16.89

Share-based compensation expense related to restricted stock totaled $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019 and 2018, we granted 24,368 and 25,332 time-based restricted stock units, respectively, to certain employees and directors. The restricted stock units typically vest over four years for employees and three years for directors. The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.

As of December 31, 2019, total unrecognized compensation cost related to non-vested time-based restricted stock units was $0.9 million.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2019, we have issued 251,367 shares of common stock since the Plan’s inception.

Note 13: Retirement Plans

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, and a fixed monthly contribution on behalf of each salary employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2018. As of that date, the Trust is not fully funded. We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2019	2018	implemented	2019	2018	2017	imposed
Trust	23-6648508 / 499	Green	Green	No	$945	$880	$773	No

The total expense of all retirement plans for the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.1 million and $1.8 million, respectively.  No other post-retirement benefit plans exist.

Note 14: Commitments and Contingencies

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2019, our total purchase obligations were approximately $21.7 million, of which approximately $15.9 million will be due in 2020.

Note 15: Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
(dollars in thousands, except per share amounts)
2019 Data:
Net sales	$60,271	$70,997	$56,568	$55,171
Gross margin	$7,370	$9,106	$5,308	$5,854
Operating income	$2,404	$3,502	$783	$602
Provision (benefit) for income taxes	$248	$384	$(577)	$(557)
Net income	$1,222	$2,086	$767	$200
Net income per common share
Basic	$0.14	$0.24	$0.09	$0.02
Diluted	$0.14	$0.24	$0.09	$0.02
2018 Data:
Net sales	$63,737	$66,071	$69,056	$57,063
Gross margin	$9,272	$11,695	$10,425	$6,424
Operating income	$4,065	$5,846	$5,294	$865
Provision (benefit) for income taxes	$777	$1,139	$460	$(441)
Net income	$2,125	$4,038	$3,916	$583
Net income per common share:
Basic	$0.29	$0.52	$0.45	$0.07
Diluted	$0.28	$0.50	$0.44	$0.07

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

During the last fiscal quarter of the fiscal year ended December 31, 2019, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2019 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2019 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	896,800	$22.01	521,984
Equity compensation plans not approved by security holders	-	-	-
Total	896,800	$22.01	521,984

(A) Includes 473,351 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 48,633 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2019, 2018 and 2017	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2019	$295	-	-	$295
Year ended December 31, 2018	456	-	(161)	295
Year ended December 31, 2017	309	159	(12)	456
Valuation allowance for deferred income taxes:
Year ended December 31, 2019	$2,298	-	(193)	$2,105
Year ended December 31, 2018	2,465	-	(167)	2,298
Year ended December 31, 2017	1,553	912	-	2,465

(A)

Credits to the allowance for doubtful accounts represent the write-off of bad debts net of recoveries. Credits to the valuation allowance for deferred income taxes represent adjustments to existing valuation allowances.

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2017.

3.2	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Amended and Restated Note, dated January 21, 2016	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on January 25, 2016

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2017.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.6	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.7	Employment Agreement dated April 2, 2018, between the Company and Christopher T. Scanlon	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.8	Employment Agreement dated November 5, 2018, between the Company and Alyssa H. Snider	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.9	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.10	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION
10.11	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.12	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

10.14	Amendment to the Universal Stainless & Alloy Products, Inc. Employee Stock Purchase Plan, dated as of May 12, 2016.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Universal Stainless & Alloy Products, Inc. on May 13, 2016.

10.15	Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.16	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.17	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.18	Form of Employee Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.19	Form of Employee RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Form of Retention Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.21	Form of Retention RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.22	Amendment to the Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Filed herewith.

10.23	Amendment to the Employment Agreement dated February 21, 2008 between the Company and Paul A. McGrath	Filed herewith.

10.24	Amendment to the Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Filed herewith.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2020.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 19, 2020
Dennis M. Oates	Director (Principal Executive)

/s/ Christopher T. Scanlon	Vice President of Finance, Chief Financial Officer and	February 19, 2020
Christopher T. Scanlon	Treasurer (Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 19, 2020
Christopher L. Ayers

/s/ Judith L. Bacchus	Director	February 19, 2020
Judith L. Bacchus

/s/ M. David Kornblatt	Director	February 19, 2020
M. David Kornblatt

/s/ Udi Toledano	Director	February 19, 2020
Udi Toledano