Form 10-Q
period 2020-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2020-04-22
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 17, 2020, there were 8,803,116 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Net sales	$58,494	$60,271
Cost of products sold	53,585	52,901

Gross margin	4,909	7,370
Selling, general and administrative expenses	5,908	4,966

Operating (loss) income	(999)	2,404
Interest expense and other financing costs	952	913
Other (income) expense, net	(17)	21

(Loss) income before income taxes	(1,934)	1,470
(Benefit) provision for income taxes	(523)	248

Net (loss) income	$(1,411)	$1,222

Net (loss) income per common share - Basic	$(0.16)	$0.14

Net (loss) income per common share - Diluted	$(0.16)	$0.14

Weighted average shares of common stock outstanding
Basic	8,801,337	8,761,538
Diluted	8,801,337	8,860,525

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Net (loss) income	$(1,411)	$1,222
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	-	(21)
Unrealized gain (loss) on foreign currency contracts	120	(67)
Comprehensive (loss) income	$(1,291)	$1,134

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$233	$170
Accounts receivable (less allowance for doubtful accounts of $295)	36,614	35,595
Inventory, net	146,779	147,402
Other current assets	8,877	8,300

Total current assets	192,503	191,467

Property, plant and equipment, net	173,994	176,061
Other long-term assets	758	871

Total assets	$367,255	$368,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,907	$40,912
Accrued employment costs	3,762	4,449
Current portion of long-term debt	17,203	3,934
Other current liabilities	799	830

Total current liabilities	51,671	50,125

Long-term debt, net	59,075	60,411
Deferred income taxes	10,472	10,962
Other long-term liabilities, net	3,681	3,765

Total liabilities	124,899	125,263

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,097,395 and 9,093,715 shares issued, respectively	9	9
Additional paid-in capital	95,493	94,982
Accumulated other comprehensive income (loss)	89	(31)
Retained earnings	149,076	150,487
Treasury stock, at cost; 294,279 common shares held	(2,311)	(2,311)

Total stockholders’ equity	242,356	243,136

Total liabilities and stockholders’ equity	$367,255	$368,399

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Operating Activities:
Net (loss) income	$(1,411)	$1,222
Adjustments for non-cash items:
Depreciation and amortization	5,025	4,646
Deferred income tax	(525)	235
Share-based compensation expense	511	432
Changes in assets and liabilities:
Accounts receivable, net	(1,019)	(2,003)
Inventory, net	12	(12,962)
Accounts payable	(9,161)	(1,314)
Accrued employment costs	(687)	(4,390)
Income taxes	7	12
Other, net	(524)	(3,719)

Net cash used in operating activities	(7,772)	(17,841)

Investing Activity:
Capital expenditures	(4,042)	(5,557)

Net cash used in investing activity	(4,042)	(5,557)

Financing Activities:
Borrowings under revolving credit facility	49,232	50,450
Payments on revolving credit facility	(34,872)	(29,339)
Payments on term loan facility, finance leases, and notes	(2,483)	(2,472)
Bank overdrafts	-	1,276
Proceeds from the exercise of stock options	-	41

Net cash provided by financing activities	11,877	19,956

Net increase (decrease) in cash and restricted cash	63	(3,442)
Cash and restricted cash at beginning of period	170	4,091

Cash and restricted cash at end of period	$233	$649

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

	March 31, 2020	March 31, 2019
Cash	$233	$237
Restricted cash included in other long-term assets	-	412
Total cash and restricted cash	$233	$649

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the three months ended March 31, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)

For the three months ended March 31, 2019

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-
Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the December 31, 2019 consolidated balance sheet data was derived from the audited financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE, and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 7, New Markets Tax Credit Financing Transaction, for a description of the VIEs included in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity is permitted to early adopt the guidance, and we early adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2020	2019

Numerator:
Net (loss) income	$(1,411)	$1,222

Denominator:
Weighted average number of shares of common stock outstanding	8,801,337	8,761,538
Weighted average effect of dilutive share-based compensation	-	98,987
Diluted weighted average number of shares of common stock outstanding	8,801,337	8,860,525

Net (loss) income per common share:
Net (loss) income per common share - Basic	$(0.16)	$0.14
Net (loss) income per common share - Diluted	$(0.16)	$0.14

We had options to purchase 741,550 and 641,500 shares of common stock outstanding at a weighted average price of $24.27 and $26.35 for the three months ended March 31, 2020 and 2019, respectively, which were excluded in the computation of diluted net (loss) income per common share. These options were not included in the computation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted net (loss) per share for the three months ended March 31, 2020 excluded 19,650 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

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

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2020	2019
Net sales:
Specialty alloys	$49,920	$49,764
Premium alloys (A)	7,664	9,370
Conversion services and other sales	910	1,137

Total net sales	$58,494	60,271

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2020 and 2019, we amortized these operating materials in the amount of $0.6 million in each period. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019

Raw materials and starting stock	$11,108	$9,815
Semi-finished and finished steel products	125,880	127,713
Operating materials	13,126	13,090

Gross inventory	150,114	150,618
Inventory reserves	(3,335)	(3,216)

Total inventory, net	$146,779	$147,402

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2020, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheets and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to five years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt.

The Company did not enter into any new lease agreements accounted for as operating or finance leases during the first quarter of 2020.

As of March 31, 2020, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2020	$159	$434
2021	192	471
2022	181	56
2023	87	15
2024	11	-
Total minimum lease payments	$630	$976
Less amounts representing interest	(36)	(75)
Present value of minimum lease payments	$594	$901
Less current obligations	(204)	(774)
Total long-term lease obligations, net	$390	$127
Weighted-average remaining lease term	3.2 years	1.1 years

Right-of-use assets recorded to the consolidated balance sheet at March 31, 2020 were $0.6 million for operating leases and $0.6 million for finance leases. For the three months ended March 31, 2020, the amortization of finance lease assets was $0.1 million, and was included in cost of products sold in the Consolidated Statements of Operations.

The Company elected the practical expedient allowed under Leases (Topic 842) to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the interest rate implicit in the lease, when available, or the Company’s incremental borrowing rate. The incremental borrowing rate was determined with reference to the interest rate applicable under our senior secured revolving credit facility discussed in Note 6, Long-Term Debt, as this facility is collateralized by a first lien on substantially all of the assets of the Company and its term is similar to the term of our leases.

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019

Revolving credit facility	$53,840	$39,480
Notes	15,000	17,000
Term loan	7,857	8,215
Finance leases	901	1,026

Total debt	77,598	65,721
Less: current portion of long-term debt	(17,203)	(3,934)
Less: deferred financing costs	(1,320)	(1,376)

Long-term debt, net	$59,075	$60,411

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through March 31, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum

Liquidity”). At March 31, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2020, which was 2.76% on our Revolving Credit Facility and 3.84% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At March 31, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.7 million. For the three months ended March 31, 2020, we amortized $0.1 million of those deferred financing costs.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million (the “Notes”), each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes. The Holder’s conversion rights expired and are no longer subject to exercise.

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million were made in March 2019.

On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2021, principal payments in the aggregate of $2.0 million were made in March 2020.

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of March 31, 2020.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Note 7: New Markets Tax Credit Financing Transaction

On March 9, 2018, the Company entered into a qualified New Markets Tax Credit (“NMTC”) financing program with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility.  PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC (“Investment Fund”) under the qualified NMTC program. Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

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

As of March 31, 2020 and December 31, 2019, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2020 and December 31, 2019 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at March 31, 2020 and December 31, 2019 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at March 31, 2020 and $16.9 million at December 31, 2019 (Level 2).

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

Note 10:  Income Taxes

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision includes tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2020 and 2019, our estimated annual effective tax rates applied to ordinary income were 28.3% and 16.8%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 28.3% for 2020 is primarily due to research and development credits.

Discrete items during the three months ended March 31, 2020 and 2019 were not significant, and our ETR for the first quarter in each year was 27.0% and 16.9%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2020 and 2019 for a portion of these sales, and has designated these contracts as cash flow hedges.

At March 31, 2020, the notional value of contracts was $3.4 million, and a related accumulated unrealized gain of $0.1 million was recorded in other comprehensive income.

At December 31, 2019, the notional value of contracts was $4.9 million, and the related unrealized loss recorded in other comprehensive income was less than $0.1 million.

Note 12: Subsequent Events

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

On April 15, 2020, the Company entered into a term note with PNC Bank, National Association (“PNC”), with a principal amount of $10.0 million pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to PNC for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, and original equipment manufacturers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment and general industrial markets. We also perform conversion services on materials supplied by customers.

Sales in the first quarter of 2020 were $58.5 million, an increase of $3.3 million, or 6.0%, from the fourth quarter of 2019. During this period, sales to our largest end market, aerospace, increased $4.8 million, or 12.7%. Sales also increased in our heavy equipment end market, up $1.4 million, or 29.2%, compared to the fourth quarter of 2019. The heavy equipment sales primarily include our sales of tool steel plate. Sales decreased in our other end markets.

Compared to the first quarter of 2019, sales decreased by $1.8 million, or 2.9%. Sales in all our end markets were flat-to-down in the first quarter of 2020 compared to the first quarter of 2019. The largest decline was $1.0 million, or 18.1%, in our oil and gas end market sales, which have been negatively impacted by falling worldwide oil prices and other macroeconomic factors.

During the first quarter of 2020, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $7.7 million, or 13.1% of total sales. This was an increase compared to the fourth quarter of 2019, and a decrease compared to the first quarter of 2019. Our premium alloy products are primarily sold to the aerospace end market.

Total company backlog, before surcharges, at the end of the first quarter of 2020 was $110.7 million, a decrease of $8.4 million, or 7.0%, compared to the end of 2019.

Our gross margin for the first quarter of 2020 was $4.9 million, or 8.4% of net sales, compared to $5.9 million, or 10.6% of net sales, for the fourth quarter of 2019 and $7.4 million, or 12.2% of net sales, for the first quarter of 2019. The decrease in gross margin in the current quarter was primarily due to unfavorable product mix, including cold rolled and semi-finished product.

Selling, General and Administrative (“SG&A”) expenses were $5.9 million, or 10.1% of net sales, in the first quarter of 2020 compared to $5.3 million, or 9.5% of net sales, in the fourth quarter of 2019 and $5.0 million, or 8.2% of net sales, in the first quarter of 2019. SG&A increased compared to both comparison periods due primarily to an increase in employee incentive compensation accruals.

The Company’s net loss for the quarter was $1.4 million, compared to net income of $0.2 million for the fourth quarter of 2019 and $1.2 million for the first quarter of 2019.

COVID-19 Pandemic

While the Company’s four plants continued to operate throughout the first quarter, COVID-19 related challenges arose which negatively impacted the efficiency of our operations. These challenges are expected to continue through the second quarter and may continue to do so thereafter. All of these factors may have far reaching impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, is highly uncertain and will depend on future developments and as such effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

	Three months ended March 31,
(in thousands, except shipped ton information)	2020		2019

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	58,494	100.0	60,271	100.0	(1,777)	(2.9)
Cost of products sold	53,585	91.6	52,901	87.8	684	1.3

Gross margin	4,909	8.4	7,370	12.2	(2,461)	(33.4)
Selling, general and administrative expenses	5,908	10.1	4,966	8.2	942	19.0

Operating (loss) income	(999)	(1.7)	2,404	4.0	(3,403)	(141.6)
Interest expense	896	1.5	854	1.4	42	4.9
Deferred financing amortization	56	0.1	59	0.1	(3)	(5.1)
Other (income) expense, net	(17)	-	21	-	38	181.0

(Loss) income before income taxes	(1,934)	(3.3)	1,470	2.5	(3,404)	(231.6)
(Benefit) provision for income taxes	(523)	(0.9)	248	0.4	(771)	(310.9)

Net (loss) income	$(1,411)	(2.4)%	$1,222	2.1%	$(2,633)	(215.5)

Tons shipped	10,120		10,160		(40)	(0.4)

Sales dollars per shipped ton	$5,780		$5,932		$(152)	(2.6)%

Market Segment Information
	Three months ended March 31,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$42,884	73.3%	$43,056	71.4%	$(172)	(0.4)%
Original equipment manufacturers	5,695	9.7	5,226	8.7	469	9.0
Rerollers	5,105	8.7	6,031	10.0	(926)	(15.4)
Forgers	3,900	6.7	4,821	8.0	(921)	(19.1)
Conversion services and other sales	910	1.6	1,137	1.9	(227)	(20.0)

Total net sales	$58,494	100.0%	$60,271	100.0%	$(1,777)	(2.9)%

Melt Type Information
	Three months ended March 31,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$49,920	85.3%	$49,764	82.6%	$156	0.3%
Premium alloys (A)	7,664	13.1	9,370	15.5	(1,706)	(18.2)
Conversion services and other sales	910	1.6	1,137	1.9	(227)	(20.0)

Total net sales	$58,494	100.0%	$60,271	100.0%	$(1,777)	(2.9)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$42,398	72.5%	$42,607	70.7%	$(209)	(0.5)%
Power generation	2,217	3.8	2,503	4.2	(286)	(11.4)
Oil & gas	4,404	7.5	5,376	8.9	(972)	(18.1)
Heavy equipment	6,141	10.5	6,444	10.7	(303)	(4.7)
General industrial, conversion services and other sales	3,334	5.7	3,341	5.5	(7)	(0.2)

Total net sales	$58,494	100.0%	$60,271	100.0%	$(1,777)	(2.9)%

Net sales:

Net sales for the three months ended March 31, 2020 decreased $1.8 million, or 2.9%, compared to the prior year. This is primarily driven by a decrease in average sales dollar per shipped ton of 2.6%, which is a result of product mix and lower surcharges.

Sales in all our end markets were flat-to-down in the first quarter of 2020 compared to the first quarter of 2019. The largest decline was $1.0 million, or 18.1%, in our oil and gas end market sales, which have been negatively impacted by falling worldwide oil prices and other macroeconomic factors.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2020 was 8.4% compared to 12.2% for the three months ended March 31, 2019. The decrease is primarily the result of less favorable product mix including, cold rolled and semi-finished product.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.9 million for the three months ended March 31, 2020 compared to the same period in the prior year. The primary drivers of the increase were higher business insurance expenses and higher employee incentive compensation accruals.

Interest expense and other financing costs:

Interest expense totaled approximately $0.9 million for both periods. The benefit of lower interest rates in the current quarter was offset by higher debt levels compared to the first quarter of 2019.

Income tax (benefit) provision:

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision includes tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2020 our estimated annual effective tax rate applied to ordinary income was 28.3%. The difference between the statutory rate and the projected annual ETR is primarily due to research and development credits. Discrete items were not significant, and our ETR for the first quarter was 27.0%.

For the three months ended March 31, 2019 our estimated annual effective tax rate applied to ordinary income was 16.8%. The difference between the statutory rate and the projected annual ETR for 2019 was primarily due to research and development credits. Discrete items were not significant during the three months ended March 31, 2019, and our ETR for the first quarter was 16.9%.

Net (loss) income:

For the three months ended March 31, 2020, the Company recorded a net loss of $1.4 million, or $0.16 per diluted share, compared to net income of $1.2 million, or $0.14 per diluted share, for the three months ended March 31, 2019.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At March 31, 2020, we maintained approximately $41.9 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

On April 15, 2020, the Company entered into a term note with PNC Bank, National Association (“PNC”), with a principal amount of $10.0 million pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to PNC for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

Net cash provided by (used in) operating activities:

During the three months ended March 31, 2020, net cash used in operating activities was $7.8 million. Our net loss, after adjustments for non-cash expenses, generated $3.6 million. We utilized $10.2 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $1.0 million, due to higher sales, while inventory was approximately flat. Accounts payable decreased $9.2 million due to decreased melt activity and timing of payments in the quarter, and a reduction in operational spend activity. In addition, we utilized $1.2 million of cash from other assets and liabilities, primarily consisting of payments of accrued employment costs.

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

Net cash used in investing activities:

During the three months ended March 31, 2020, we used $4.0 million of cash for capital expenditures, compared to $5.6 million for the same period in the prior year. 2020 capital spending is expected to approximate $10.0 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $11.9 million the three months ended March 31, 2020, compared to $20.0 million for the same period in the prior year. The decrease was due to lower capital expenditures and managed working capital needs.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first three months of 2020 and 2019. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome and carbon scrap. We maintain sales price surcharge mechanisms to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge mechanisms will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through March 31, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). At March 31, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2020, which was 2.76% on our Revolving Credit Facility and 3.84% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At March 31, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.7 million. For the three months ended March 31, 2020, we amortized $0.1 million of those deferred financing costs.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million (the “Notes”), each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes are collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes. The Holder’s conversion rights expired and are no longer subject to exercise.

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate of $2.0 million were made in March 2019.

On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2021, principal payments in the aggregate of $2.0 million were made in March 2020.

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of March 31, 2020.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Leases

The Company periodically enters into leases in its normal course of business. We adopted the guidance effective in Leases (Topic 842) on January 1, 2019. As a result of adopting the guidance, the Company recorded lease liabilities and right-of-use assets related to its operating leases to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheets and are amortized over the respective terms, which are five years or less. The long-term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities.

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

The Company did not enter into any new lease agreements accounted for as operating or finance leases during the first quarter of 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A. “Risk Factors.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the additional factor described below.

Our business and operations, and the operations of our customers and suppliers, have been and are expected to continue to be adversely impacted by the COVID-19 pandemic.

The recent outbreak of COVID-19 has been declared by the World Health Organization to be a “pandemic” and has spread across the world, including the United States and many countries where the Company sells its products or sources raw materials.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, a global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance cannot be determined at this time. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices; and the pace of recovery when the COVID-19 pandemic subsides.

We have begun to experience, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays and deferrals directly and indirectly to the COVID-19 pandemic that adversely impact our businesses.  We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  A continued worldwide disruption could materially affect our future access to our sources of liquidity, financial condition, capitalization and capital investments.  In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.  Additionally, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1	Paycheck Protection Program Term Note, dated as of April 15, 2020 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2020

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)