Form 10-Q
period 2020-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2020-07-29
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 17, 2020, there were 8,829,732 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$52,479	$70,997	$110,973	$131,268
Cost of products sold	50,542	61,891	104,127	114,792

Gross margin	1,937	9,106	6,846	16,476
Selling, general and administrative expenses	5,397	5,604	11,305	10,570

Operating (loss) income	(3,460)	3,502	(4,459)	5,906
Interest expense and other financing costs	807	1,022	1,759	1,935
Other expense (income), net	3	10	(14)	31

(Loss) income before income taxes	(4,270)	2,470	(6,204)	3,940
(Benefit) provision for income taxes	(939)	384	(1,462)	632

Net (loss) income	$(3,331)	$2,086	$(4,742)	$3,308

Net (loss) income per common share - Basic	$(0.38)	$0.24	$(0.54)	$0.38

Net (loss) income per common share - Diluted	$(0.38)	$0.24	$(0.54)	$0.37

Weighted average shares of common stock outstanding
Basic	8,810,396	8,773,263	8,805,866	8,769,242
Diluted	8,810,396	8,847,827	8,805,866	8,860,143

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(3,331)	$2,086	$(4,742)	$3,308
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	-	-	-	(21)
Unrealized (loss) gain on foreign currency contracts	(25)	154	95	87
Comprehensive (loss) income	$(3,356)	$2,240	$(4,647)	$3,374

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$263	$170
Accounts receivable (less allowance for doubtful accounts of $295)	33,189	35,595
Inventory, net	135,072	147,402
Other current assets	6,446	8,300

Total current assets	174,970	191,467

Property, plant and equipment, net	172,059	176,061
Other long-term assets	752	871

Total assets	$347,781	$368,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,504	$40,912
Accrued employment costs	5,469	4,449
Current portion of long-term debt	16,689	3,934
Other current liabilities	752	830

Total current liabilities	39,414	50,125

Long-term debt, net	55,794	60,411
Deferred income taxes	9,546	10,962
Other long-term liabilities, net	3,618	3,765

Total liabilities	108,372	125,263

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,124,011 and 9,093,715 shares issued, respectively	9	9
Additional paid-in capital	95,902	94,982
Accumulated other comprehensive income (loss)	64	(31)
Retained earnings	145,745	150,487
Treasury stock, at cost; 294,279 common shares held	(2,311)	(2,311)

Total stockholders’ equity	239,409	243,136

Total liabilities and stockholders’ equity	$347,781	$368,399

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019

Operating Activities:
Net (loss) income	$(4,742)	$3,308
Adjustments for non-cash items:
Depreciation and amortization	9,989	9,422
Deferred income tax	(1,443)	608
Share-based compensation expense	834	768
Changes in assets and liabilities:
Accounts receivable, net	2,406	(8,399)
Inventory, net	11,279	(6,494)
Accounts payable	(21,583)	(8,115)
Accrued employment costs	1,020	(3,227)
Income taxes	230	(1)
Other, net	1,593	(3,535)

Net cash used in operating activities	(417)	(15,665)

Investing Activity:
Capital expenditures	(7,224)	(9,396)

Net cash used in investing activity	(7,224)	(9,396)

Financing Activities:
Borrowings under revolving credit facility	82,680	108,777
Payments on revolving credit facility	(82,070)	(84,532)
Proceeds from Paycheck Protection Program Note	10,000	-
Payments on term loan facility, finance leases, and notes	(2,962)	(2,944)
Issuance of common stock under share-based plans	86	327
Net cash provided by financing activities	7,734	21,628

Net increase (decrease) in cash and restricted cash	93	(3,433)
Cash and restricted cash at beginning of period	170	4,091

Cash and restricted cash at end of period	$263	$658

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

	June 30, 2020	June 30, 2019
Cash	$263	$228
Restricted cash included in other long-term assets	-	430
Total cash and restricted cash	$263	$658

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

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the six months ended June 30, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	11,884	-	86	-	-	-	-
Share-based compensation	14,732	-	323	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(25)	-	-
Net loss	-	-	-	(3,331)	-	-	-
Balance at June 30, 2020	8,829,732	$9	$95,902	$145,745	$64	294,279	$(2,311)

For the six months ended June 30, 2019

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-
Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,182	-	152	-	-	-	-
Exercise of stock options	600	-	17	-	-	-	-
Share-based compensation	3,844	-	357	-	-	1,424	(21)
Net gain on derivative instruments	-	-	-	-	154	-	-
Net income	-	-	-	2,086	-	-	-
Balance at June 30, 2019	8,787,837	$9	$94,227	$149,520	$67	294,279	$(2,311)

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed here were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019

Numerator:
Net (loss) income	$(3,331)	$2,086	$(4,742)	$3,308

Denominator:
Weighted average number of shares of common stock outstanding	8,810,396	8,773,263	8,805,866	8,769,242
Weighted average effect of dilutive share-based compensation	-	74,564	-	90,901
Diluted weighted average number of shares of common stock outstanding	8,810,396	8,847,827	8,805,866	8,860,143

Net (loss) income per common share:
Net (loss) income per common share - Basic	$(0.38)	$0.24	$(0.54)	$0.38
Net (loss) income per common share - Diluted	$(0.38)	$0.24	$(0.54)	$0.37

We had options to purchase 863,025 and 651,900 shares of common stock outstanding at a weighted average price of $21.94 and $26.16 for the three months ended June 30, 2020 and 2019, respectively, which were excluded in the computation of diluted net (loss) income per common share. We had options to purchase 810,100 and 646,900 shares of common stock outstanding at a weighted average price of $22.81 and $26.25 for the six months ended June 30, 2020 and 2019, respectively, which were excluded in the computation of diluted net (loss) income per common share. These options were not included in the computation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted net (loss) per share excluded 55 shares and 7,571 shares, for the three and six months ended June 30, 2020, respectively, for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.0 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales:
Specialty alloys	$39,102	$57,017	$89,022	$106,781
Premium alloys (A)	12,442	12,814	20,106	22,184
Conversion services and other sales	935	1,166	1,845	2,303

Total net sales	$52,479	70,997	$110,973	131,268

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2020 and 2019, we amortized these operating materials in the amount of $1.1 million in each period. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019

Raw materials and starting stock	$10,171	$9,815
Semi-finished and finished steel products	116,077	127,713
Operating materials	12,664	13,090

Gross inventory	138,912	150,618
Inventory reserves	(3,840)	(3,216)

Total inventory, net	$135,072	$147,402

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2020, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new lease agreement accounted for as an operating lease and one new lease agreement accounted for as a modification of an existing finance lease during the second quarter of 2020.

As of June 30, 2020, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2020	$107	$165
2021	197	319
2022	186	278
2023	93	242
2024	19	225
2025	-	112
Total minimum lease payments	$602	$1,341
Less amounts representing interest	(31)	(184)
Present value of minimum lease payments	$571	$1,157
Less current obligations	(203)	(261)
Total long-term lease obligations, net	$368	$896
Weighted-average remaining lease term	3.1 years	4.1 years

Right-of-use assets recorded to the consolidated balance sheet at June 30, 2020 were $0.6 million for operating leases and $0.8 million for finance leases. For the three and six months ended June 30, 2020, the amortization of finance lease assets was $0.1 million and $0.3 million, respectively, and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019

Revolving credit facility	$40,090	$39,480
Notes	15,000	17,000
Paycheck Protection Program Note	10,000	-
Term loan	7,500	8,215
Finance leases	1,157	1,026

Total debt	73,747	65,721
Less: current portion of long-term debt	(16,689)	(3,934)
Less: deferred financing costs	(1,264)	(1,376)

Long-term debt, net	$55,794	$60,411

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through June 30, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum

Liquidity”). At June 30, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2020, which was 1.93% on our Revolving Credit Facility and 2.43% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At June 30, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.6 million. For the six months ended June 30, 2020, we amortized $0.1 million of those deferred financing costs.

Paycheck Protection Program Term Note

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association (“PNC”), evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note is bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of June 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $4.4 million of the principal amount would be due within twelve months.

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

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2020 and December 31, 2019 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at June 30, 2020 and December 31, 2019 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at June 30, 2020 and $16.9 million at December 31, 2019 (Level 2).

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

For the six months ended June 30, 2020 and 2019, our estimated annual effective tax rates applied to ordinary income were 24.7% and 16.0%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 24.7% for 2020 is primarily due to research and development credits.

Discrete items during the six months ended June 30, 2020 and 2019 were not significant, and our ETR for the first half of each year was 23.6% and 16.0%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2020 and 2019 for a portion of these sales, and has designated these contracts as cash flow hedges.

At June 30, 2020, the notional value of contracts was $2.4 million, and a related accumulated unrealized gain of $0.1 million was recorded in other comprehensive income.

At December 31, 2019, the notional value of contracts was $4.9 million, and the related unrealized loss recorded in other comprehensive income was less than $0.1 million.

Note 12: Subsequent Events

There are many uncertainties regarding the currently ongoing coronavirus ("COVID-19") pandemic, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how it will continue to impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

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

Sales in the second quarter of 2020 were $52.5 million, a decrease of $6.0 million, or 10.3%, from the first quarter of 2020. During this period, sales to our largest end market, aerospace, decreased $5.2 million, or 12.4%. Sales to our other end markets also decreased, except for general industrial, which increased $0.7 million, or 27.7%.

Compared to the second quarter of 2019, sales decreased by $18.5 million, or 26.1%. The decrease was attributable to all our end markets except for general industrial, which increased $0.7 million, or 30.1%. The largest decline was $12.2 million, or 24.7%, in our aerospace end market, which is a result of the current significant challenges facing the commercial airline industry caused primarily by the COVID-19 pandemic. The next largest decline was $4.1 million, or 53.2%, in our oil and gas end market, and is primarily due to by decreased worldwide oil prices and other macroeconomic factors.

During the second quarter of 2020, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $12.4 million, or 23.7% of total sales. This was an increase of $4.8 million compared to the first quarter of 2020, and a decrease of $0.4 million compared to the second quarter of 2019. Our premium alloy products are primarily sold to the aerospace end market.

Total company backlog, before surcharges, at the end of the second quarter of 2020 was $71.8 million, a decrease of $47.2 million, or 39.7%, compared to the end of 2019.

Our gross margin for the second quarter was $1.9 million, or 3.7% of net sales, compared to $4.9 million, or 8.4% of net sales, for the first quarter of 2020 and $9.1 million, or 12.8% of net sales, for the second quarter of 2019. The decrease in gross margin in the current quarter was primarily due to direct charges associated with lower activity levels and costs associated with the response to the economic downturn in our largest end markets. These charges included $0.2 million of unabsorbed fixed costs and $0.4 million of a loss on the sale of excess scrap executed to generate cash. Excluding these charges, gross margin totaled $2.5 million or 4.8% of net sales.

Selling, General and Administrative (“SG&A”) expenses were $5.4 million, or 10.3% of net sales, in the second quarter of 2020 compared to $5.9 million, or 10.1% of net sales, in the first quarter of 2020 and $5.6 million, or 7.9% of net sales, in the second quarter of 2019. SG&A expenses in the current quarter include $0.6 million of employee severance costs. SG&A decreased compared to both prior periods due primarily to strategic actions to reduce spending and a decrease in employee incentive compensation accruals.

The Company’s net loss for the quarter was $3.3 million, compared to a net loss of $1.4 million for the first quarter of 2020 and net income of $2.1 million for the second quarter of 2019. Net loss, as adjusted for COVID-19 pandemic related charges of $1.2 million, which include gross margin and SG&A items, totaled $2.4 million.

COVID-19 Pandemic

While the Company’s four plants continued to operate throughout the second quarter, COVID-19 related challenges continued which negatively impacted the efficiency of our operations. These challenges are expected to continue through the year and may continue to do so thereafter. All of these factors may impact the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, is highly uncertain and will depend on future developments. As such, the effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

	Three months ended June 30,
(in thousands, except shipped ton information)	2020		2019

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$52,479	100.0	$70,997	100.0	(18,518)	(26.1)
Cost of products sold	50,542	96.3	61,891	87.2	(11,349)	(18.3)

Gross margin	1,937	3.7	9,106	12.8	(7,169)	(78.7)
Selling, general and administrative expenses	5,397	10.3	5,604	7.9	(207)	(3.7)

Operating (loss) income	(3,460)	(6.6)	3,502	4.9	(6,962)	(198.8)
Interest expense	750	1.4	966	1.4	(216)	(22.4)
Deferred financing amortization	57	0.1	56	0.1	1	1.8
Other expense, net	3	-	10	-	7	70.0

(Loss) income before income taxes	(4,270)	(8.1)	2,470	3.4	(6,740)	(272.9)
(Benefit) provision for income taxes	(939)	(1.8)	384	0.5	(1,323)	(344.5)

Net (loss) income	$(3,331)	(6.3)%	$2,086	2.9%	$(5,417)	(259.7)

Tons shipped	8,987		11,720		(2,733)	(23.3)

Sales dollars per shipped ton	$5,839		$6,058		$(219)	(3.6)%

Market Segment Information
	Three months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$35,010	66.7%	$48,247	68.0%	$(13,237)	(27.4)%
Original equipment manufacturers	6,524	12.4	9,230	13.0	(2,706)	(29.3)
Rerollers	5,334	10.2	7,356	10.4	(2,022)	(27.5)
Forgers	4,676	8.9	4,998	7.0	(322)	(6.4)
Conversion services and other sales	935	1.8	1,166	1.6	(231)	(19.8)

Total net sales	$52,479	100.0%	$70,997	100.0%	$(18,518)	(26.1)%

Melt Type Information
	Three months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$39,102	74.5%	$57,017	80.3%	$(17,915)	(31.4)%
Premium alloys (A)	12,442	23.7	12,814	18.0	(372)	(2.9)
Conversion services and other sales	935	1.8	1,166	1.7	(231)	(19.8)

Total net sales	$52,479	100.0%	$70,997	100.0%	$(18,518)	(26.1)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$37,150	70.8%	$49,335	69.5%	$(12,185)	(24.7)%
Power generation	2,116	4.0	3,201	4.5	(1,085)	(33.9)
Oil & gas	3,619	6.9	7,738	10.9	(4,119)	(53.2)
Heavy equipment	5,561	10.6	7,177	10.1	(1,616)	(22.5)
General industrial, conversion services and other sales	4,033	7.7	3,546	5.0	487	13.7

Total net sales	$52,479	100.0%	$70,997	100.0%	$(18,518)	(26.1)%

Net sales:

Net sales for the three months ended June 30, 2020 decreased $18.5 million, or 26.1%, compared to the same quarter in the prior year. This is primarily driven by a decrease in tons shipped, primarily in our aerospace and oil and gas end markets. The decrease in aerospace is a result of the current significant challenges facing the commercial airline industry caused primarily by the COVID-19 pandemic. The decrease in oil and gas is primarily a result of a general decline in demand in the sector caused by the COVID-19 pandemic.

Gross margin:

As a percent of sales, our gross margin for the three months ended June 30, 2020 was 3.7% compared to 12.8% for the three months ended June 30, 2019. The decrease is primarily the result of direct charges associated with lower activity levels and actions taken in response to the economic downturn in our largest end markets. These charges included $0.2 million of unabsorbed fixed costs $0.4 million of a loss on the sale of excess scrap executed to generate cash. Excluding these charges, gross margin totaled $2.5 million or 4.8% of sales.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.2 million for the three months ended June 30, 2020 compared to the same period in the prior year as higher costs in the current period for employee severance and business insurance were offset by a decrease in employee incentive compensation accruals and strategic actions to reduce spending.

Interest expense and other financing costs:

Interest expense totaled approximately $0.8 million for the three months ended June 30, 2020, compared with $1.0 million for the same period in the prior year. Interest expense was lower due to lower interest rates on our debt.

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

For the three months ended June 30, 2020, our estimated annual effective tax rate applied to ordinary income was 24.7%. The difference between the statutory rate and the projected annual ETR is primarily due to research and development credits. Discrete items were not significant, and our ETR for the quarter was 22.0%.

For the three months ended June 30, 2019, our estimated annual effective tax rate applied to ordinary income was 16.0%. The difference between the statutory rate and the projected annual ETR for 2019 was primarily due to research and development credits. Discrete items were not significant during the three months ended June 30, 2019, and our ETR for the period was 15.5%.

Net (loss) income:

For the three months ended June 30, 2020, the Company recorded a net loss of $3.3 million, or $0.38 per diluted share, compared to net income of $2.1 million, or $0.24 per diluted share, for the three months ended June 30, 2019.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

	Six months ended June 30,
(in thousands, except shipped ton information)	2020		2019

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	$110,973	100.0	$131,268	100.0	(20,295)	(15.5)
Cost of products sold	104,127	93.8	114,792	87.4	(10,665)	(9.3)

Gross margin	6,846	6.2	16,476	12.6	(9,630)	(58.4)
Selling, general and administrative expenses	11,305	10.2	10,570	8.1	735	7.0

Operating (loss) income	(4,459)	(4.0)	5,906	4.5	(10,365)	(175.5)
Interest expense	1,646	1.5	1,820	1.4	(174)	(9.6)
Deferred financing amortization	113	0.1	115	0.1	(2)	(1.7)
Other (income) expense, net	(14)	-	31	-	(45)	(145.2)

(Loss) income before income taxes	(6,204)	(5.6)	3,940	3.0	(10,144)	(257.5)
(Benefit) provision for income taxes	(1,462)	(1.3)	632	0.5	(2,094)	(331.3)

Net (loss) income	$(4,742)	(4.3)%	$3,308	2.5%	$(8,050)	243.3

Tons shipped	19,107		21,880		(2,773)	(12.7)

Sales dollars per shipped ton	$5,808		$5,999		$(191)	(3.2)%

Market Segment Information
	Six months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$77,894	70.2%	$91,303	69.5%	$(13,409)	(14.7)%
Original equipment manufacturers	12,219	11.0	14,456	11.0	(2,237)	(15.5)
Rerollers	10,439	9.4	13,387	10.2	(2,948)	(22.0)
Forgers	8,576	7.7	9,819	7.5	(1,243)	(12.7)
Conversion services and other sales	1,845	1.7	2,303	1.8	(458)	(19.9)

Total net sales	$110,973	100.0%	$131,268	100.0%	$(20,295)	(15.5)%

Melt Type Information
	Six months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$89,022	80.2%	$106,781	81.3%	$(17,759)	(16.6)%
Premium alloys (A)	20,106	18.1	22,184	16.9	(2,078)	(9.4)
Conversion services and other sales	1,845	1.7	2,303	1.8	(458)	(19.9)

Total net sales	$110,973	100.0%	$131,268	100.0%	$(20,295)	(15.5)%

(B)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$79,548	71.7%	$91,942	70.0%	$(12,394)	(13.5)%
Power generation	4,333	3.9	5,704	4.3	(1,371)	(24.0)
Oil & gas	8,023	7.2	13,114	10.0	(5,091)	(38.8)
Heavy equipment	11,702	10.5	13,621	10.4	(1,919)	(14.1)
General industrial, conversion services and other sales	7,367	6.7	6,887	5.3	480	7.0

Total net sales	$110,973	100.0%	$131,268	100.0%	$(20,295)	(15.5)%

Net sales:

Net sales for the six months ended June 30, 2020 decreased $20.3 million, or 15.5%, compared to the six months ended June 30, 2019. This reflects decreases in consolidated shipment volume of 12.7% and average sales dollar per shipped ton of 3.2%.

The decrease in volume is primarily driven by our aerospace and oil and gas end markets. The decrease in aerospace is a result of the current significant challenges facing the commercial airline industry caused primarily by the COVID-19 pandemic. The decrease in oil and gas is primarily a result of a cyclical decline in demand for our products in line with a decline in worldwide oil prices, which has also been exacerbated by the COVID-19 pandemic.

Gross margin:

Our gross margin, as a percent of sales, was 6.2% for the six months ended June 30, 2020 compared to 12.6% for the six months ended June 30, 2019. The decrease is primarily the result of direct charges associated with lower activity levels, actions taken in response to the economic downturn in our largest end markets, and product mix.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.7 million in the six months ended June 30, 2020 compared to the same period in the prior year. The increase is primarily due to higher business insurance costs and employee severance costs, partially offset by lower employee incentive compensation accruals.

Interest expense and other financing costs:

Interest expense for the six months ended June 30, 2020 was $0.2 million lower than the same period in the prior year due to lower interest rates on our debt.

Income tax provision:

For the six months ended June 30, 2020 and 2019, our estimated annual effective tax rates applied to ordinary income were 24.7% and 16.0%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 24.7% for 2020 is primarily due to research and development credits.

Discrete items during the six months ended June 30, 2020 and 2019 were not significant, and our ETR for the first half of each year was 23.6% and 16.0%, respectively

Net income:

For the six months ended June 30, 2020, the Company recorded a net loss of $4.7 million, or $0.54 per diluted share, compared to net income of $3.3 million, or $0.38 per diluted share, for the six months ended June 30, 2019.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At June 30, 2020, we maintained approximately $46.3 million of remaining availability under our revolving credit facility.

We currently believe that our cash flows from continuing operations and available borrowing capacity under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months. This belief is based in part on the anticipated benefits of strategic cost savings and spend reduction actions recently implemented by the Company, as well as the Company’s assumption that the PPP Term Note (as defined below) will be forgiven in full in accordance with its terms.

Net cash used in operating activities:

During the six months ended June 30, 2020, net cash used in operating activities was $0.4 million. Our net loss, after adjustments for non-cash expenses, generated $4.6 million. We utilized $7.9 million of cash on managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable decreased due to lower sales, and both inventory and accounts payable decreased due to lower melt activity levels and lower purchasing related to strategic spend reduction initiatives. In addition, we generated $2.8 million of cash from other assets and liabilities, primarily consisting of timing of business insurance payments and cash received under a prior insurance claim.

During the six months ended June 30, 2019, net cash used in operating activities was $15.7 million. Our net income, adjusted for non-cash expenses, generated $14.1 million. We utilized $23.0 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable increased $8.4 million due to the timing of sales and collections, and accounts payable decreased $8.1 million due to the timing of purchasing activity. We used $6.5 million in the growth of inventory to support our order backlog. In addition, we utilized $6.8 million of cash from other assets and liabilities, primarily decreased down payments from customers and decreased accruals for employee related costs.

Net cash used in investing activities:

During the six months ended June 30, 2020, we used $7.2 million of cash for capital expenditures, compared to $9.4 million for the same period in the prior year. 2020 capital spending is expected to approximate $9.0 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $7.7 million the six months ended June 30, 2020, compared to $21.6 million for the same period in the prior year. The decrease was due to less cash used in operations and lower capital expenditures. The cash provided by financing activities includes the $10.0 million PPP Term Note (as defined below) which is recorded within long term debt on the consolidated balance sheet at June 30, 2020.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first six months of 2020 and 2019. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome and carbon scrap. We maintain sales price surcharge mechanisms to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge mechanisms will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement and provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through June 30, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). At June 30, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2020, which was 1.93% on our Revolving Credit Facility and 2.43% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At June 30, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.6 million. For the six months ended June 30, 2020, we amortized $0.1 million of those deferred financing costs.

Paycheck Protection Program Term Note

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association (“PNC”), evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note is bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of June 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $4.4 million of the principal amount would be due within twelve months.

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

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of June 30, 2020.

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

The Company entered into one new lease agreement accounted for as an operating lease and one new lease agreement accounted for as a modification of an existing finance lease during the second quarter of 2020.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding our continued operations, we have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays and deferrals directly and indirectly to the COVID-19 pandemic that have adversely impacted, and are expected to continue to adversely impact, our businesses. For example, a significant portion of the sales result from products sold to customers in the commercial aerospace industry. In recent months, several commercial aerospace companies have announced cost-cutting and other measures in response to declining demand stemming from the COVID-19 pandemic, including measures to reduce inventory and/or downward adjustments to their production rates. Likewise, the COVID-19 pandemic has exacerbated declines in consumer activity and supply issues in the oil & gas end market. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity position in relation to our anticipated future liquidity needs. Under the terms of our Credit Agreement, our borrowing availability is based on eligible accounts receivable and inventory, which have been reduced to lower levels as a result of the challenging economic environment we have faced during the COVID-19 pandemic, and which may continue to be reduced as the COVID-19 pandemic persists. Also, a continued worldwide disruption could materially affect our future access to our sources of liquidity, financial condition, capitalization and capital investments.  In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.  Additionally, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2020

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)