Form 10-Q
period 2020-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2020-10-21
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 001-39467

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	25-1724540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Mayer Street

Bridgeville, PA 15017

(Address of principal executive offices, including zip code)

(412) 257-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	USAP	The Nasdaq Stock Market, LLC The Nasdaq Stock Market, LLC

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

As of October 14, 2020, there were 8,829,732 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$37,434	$56,568	$148,407	$187,836
Cost of products sold	41,861	51,260	145,988	166,052

Gross margin	(4,427)	5,308	2,419	21,784
Selling, general and administrative expenses	4,153	4,525	15,458	15,095

Operating (loss) income	(8,580)	783	(13,039)	6,689
Interest expense and other financing costs	642	1,045	2,401	2,980
Other income, net	(288)	(452)	(302)	(421)

(Loss) income before income taxes	(8,934)	190	(15,138)	4,130
(Benefit) provision for income taxes	(1,934)	(577)	(3,396)	55

Net (loss) income	$(7,000)	$767	$(11,742)	$4,075

Net (loss) income per common share - Basic	$(0.79)	$0.09	$(1.33)	$0.46

Net (loss) income per common share - Diluted	$(0.79)	$0.09	$(1.33)	$0.46

Weighted average shares of common stock outstanding
Basic	8,829,732	8,787,837	8,813,880	8,780,590
Diluted	8,829,732	8,879,441	8,813,880	8,870,240

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net (loss) income	$(7,000)	$767	$(11,742)	$4,075
Other comprehensive income (loss), net of tax
Adoption of ASU 2018-02	-	-	-	(21)
Unrealized (loss) gain on foreign currency contracts	(63)	58	32	145
Comprehensive (loss) income	$(7,063)	$825	$(11,710)	$4,199

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$58	$170
Accounts receivable (less allowance for doubtful accounts of $203 and $295, respectively)	26,451	35,595
Inventory, net	120,947	147,402
Other current assets	4,824	8,300

Total current assets	152,280	191,467

Property, plant and equipment, net	168,623	176,061
Other long-term assets	997	871

Total assets	$321,900	$368,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,443	$40,912
Accrued employment costs	3,235	4,449
Current portion of long-term debt	16,690	3,934
Other current liabilities	1,664	830

Total current liabilities	34,032	50,125

Long-term debt, net	43,879	60,411
Deferred income taxes	7,609	10,962
Other long-term liabilities, net	3,739	3,765

Total liabilities	89,259	125,263

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,124,011 and 9,093,715 shares issued, respectively	9	9
Additional paid-in capital	96,197	94,982
Accumulated other comprehensive income (loss)	1	(31)
Retained earnings	138,745	150,487
Treasury stock, at cost; 294,279 common shares held	(2,311)	(2,311)

Total stockholders’ equity	232,641	243,136

Total liabilities and stockholders’ equity	$321,900	$368,399

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019

Operating Activities:
Net (loss) income	$(11,742)	$4,075
Adjustments for non-cash items:
Depreciation and amortization	14,721	14,235
Deferred income tax	(3,380)	577
Share-based compensation expense	1,129	1,100
Changes in assets and liabilities:
Accounts receivable, net	9,144	(3,804)
Inventory, net	25,093	(7,628)
Accounts payable	(25,399)	(9,728)
Accrued employment costs	(1,214)	(4,109)
Income taxes	207	(56)
Other	4,045	(3,735)

Net cash provided by (used in) operating activities	12,604	(9,073)

Investing Activity:
Capital expenditures	(8,480)	(13,308)

Net cash used in investing activity	(8,480)	(13,308)

Financing Activities:
Borrowings under revolving credit facility	101,559	145,688
Payments on revolving credit facility	(112,498)	(123,097)
Proceeds from Paycheck Protection Program Note	10,000	-
Payments on term loan facility, finance leases, and notes	(3,383)	(3,424)
Issuance of common stock under share-based plans	86	327
Net cash (used in) provided by financing activities	(4,236)	19,494

Net decrease in cash and restricted cash	(112)	(2,887)
Cash and restricted cash at beginning of period	170	4,091

Cash and restricted cash at end of period	$58	$1,204

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	income (loss)	shares	stock

For the nine months ended September 30, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	11,884	-	86	-	-	-	-
Share-based compensation	14,732	-	323	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(25)	-	-
Net loss	-	-	-	(3,331)	-	-	-
Balance at June 30, 2020	8,829,732	$9	$95,902	$145,745	$64	294,279	$(2,311)
Share-based compensation	-	-	295	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(63)	-	-
Net loss	-	-	-	(7,000)	-	-	-
Balance at September 30, 2020	8,829,732	$9	$96,197	$138,745	$1	294,279	$(2,311)

For the nine months ended September 30, 2019

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	9,270	-	128	-	-	-	-
Exercise of stock options	4,050	-	41	-	-	-	-
Share-based compensation	6,401	-	432	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(67)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	1,222	-	-	-
Balance at March 31, 2019	8,772,211	$9	$93,701	$147,434	$(87)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	11,182	-	152	-	-	-	-
Exercise of stock options	600	-	17	-	-	-	-
Share-based compensation	3,844	-	357	-	-	1,424	(21)
Net gain on derivative instruments	-	-	-	-	154	-	-
Net income	-	-	-	2,086	-	-	-
Balance at June 30, 2019	8,787,837	$9	$94,227	$149,520	$67	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	-	-	(11)	-	-	-	-
Share-based compensation	-	-	332	-	-	-	-
Net gain on derivative instruments	-	-	-	-	58	-	-
Net income	-	-	-	767	-	-	-
Balance at September 30, 2019	8,787,837	$9	$94,548	$150,287	$125	294,279	$(2,311)

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

Note 2: Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019

Numerator:
Net (loss) income	$(7,000)	$767	$(11,742)	$4,075

Denominator:
Weighted average number of shares of common stock outstanding	8,829,732	8,787,837	8,813,880	8,780,590
Weighted average effect of dilutive share-based compensation	-	91,604	-	89,650
Diluted weighted average number of shares of common stock outstanding	8,829,732	8,879,441	8,813,880	8,870,240

Net (loss) income per common share:
Net (loss) income per common share - Basic	$(0.79)	$0.09	$(1.33)	$0.46
Net (loss) income per common share - Diluted	$(0.79)	$0.09	$(1.33)	$0.46

We had options to purchase 821,025 and 609,750 shares of common stock outstanding at a weighted average price of $21.71 and $26.71 for the three months ended September 30, 2020 and 2019, respectively, which were excluded in the computation of diluted net (loss) income per common share. We had options to purchase 791,025 and 609,750 shares of common stock outstanding at a weighted average price of $22.23 and $26.71 for the nine months ended September 30, 2020 and 2019, respectively, which were excluded in the computation of diluted net (loss) income per common share. These options were not included in the computation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted net (loss) per share excluded 510 shares and 4,803 shares, for the three and nine months ended September 30, 2020, respectively, for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

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

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales:
Specialty alloys	$27,847	$47,730	$116,869	$154,511
Premium alloys (A)	9,165	8,043	29,271	30,227
Conversion services and other sales	422	795	2,267	3,098

Total net sales	$37,434	56,568	$148,407	187,836

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory primarily includes ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials primarily include forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2020 and 2019, we amortized these operating materials in the amount of $1.4 million and $1.7 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to lower activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory. As a result, $4.3 million of fixed overhead costs were not absorbed into inventory and $2.1 million of negative operating efficiency variances were incurred. The total impact of $6.4 million was charged directly to expense in the quarter.

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019

Raw materials and starting stock	$9,510	$9,815
Semi-finished and finished steel products	103,606	127,713
Operating materials	12,210	13,090

Gross inventory	125,326	150,618
Inventory reserves	(4,379)	(3,216)

Total inventory, net	$120,947	$147,402

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2020, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new lease agreement accounted for as an operating lease during the third quarter of 2020.

As of September 30, 2020, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2020	$72	$82
2021	269	319
2022	258	278
2023	165	242
2024	70	225
2025	3	112
Total minimum lease payments	$837	$1,258
Less amounts representing interest	(38)	(165)
Present value of minimum lease payments	$799	$1,093
Less current obligations	(270)	(261)
Total long-term lease obligations, net	$529	$832
Weighted-average remaining lease term	3.3 years	3.8 years

Right-of-use assets recorded to the consolidated balance sheet at September 30, 2020 were $0.8 million for operating leases and $0.7 million for finance leases. For the three and nine months ended September 30, 2020, the amortization of finance lease assets was $0.1 million and $0.3 million, respectively, and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019

Revolving credit facility	$28,541	$39,480
Notes	15,000	17,000
Paycheck Protection Program Note	10,000	-
Term loan	7,143	8,215
Finance leases	1,093	1,026

Total debt	61,777	65,721
Less: current portion of long-term debt	(16,690)	(3,934)
Less: deferred financing costs	(1,208)	(1,376)

Long-term debt, net	$43,879	$60,411

Credit Facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through September 30, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum

Liquidity”). At September 30, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2020, which was 1.91% on our Revolving Credit Facility and 2.41% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.6 million. For the nine months ended September 30, 2020, we amortized approximately $0.2 million of those deferred financing costs.

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

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company may be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of September 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $6.1 million of the principal amount would be due within twelve months.

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

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2020 and December 31, 2019 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at September 30, 2020 and December 31, 2019 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at September 30, 2020 and $16.9 million at December 31, 2019 (Level 2).

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

For the nine months ended September 30, 2020 and 2019, our estimated annual effective tax rates applied to ordinary income were 23.7% and 11.2%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 23.7% for 2020 is primarily due to research and development credits.

Discrete items during the nine months ended September 30, 2020 and 2019 were not significant, and our ETR for each period was 22.4% and 1.3%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company entered into foreign exchange forward contracts during 2020 and 2019 for a portion of these sales, and has designated these contracts as cash flow hedges.

At September 30, 2020, the notional value of contracts was $1.4 million, and the related accumulated unrealized gain included in other comprehensive loss was less than $0.1 million.

At December 31, 2019, the notional value of contracts was $4.9 million, and the related unrealized loss recorded in other comprehensive income was less than $0.1 million.

Note 12: Subsequent Events

There are many uncertainties regarding the currently ongoing coronavirus ("COVID-19") pandemic, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how it will continue to impact its customers, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

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

Sales in the third quarter of 2020 were $37.4 million, a decrease of $15.0 million, or 28.7%, from the second quarter of 2020. During this period, sales to our largest end market, aerospace, decreased $12.0 million, or 32.3%, and sales to each of our other end markets also decreased. Compared to the third quarter of 2019, sales decreased by $19.1 million, or 33.8%. This decrease was attributable to each of our end markets except for general industrial and heavy equipment, which increased $0.9 million, or 42.9%, and $0.3 million, or 7.1%, respectively.

The decrease in sales is a result of the current significant challenges facing all our end markets caused primarily by the COVID-19 pandemic. The most significant direct impact on our business has been the slowdown in the global commercial airline industry, which is the largest driver of the decline in sales for our aerospace end market.

During the third quarter of 2020, our sales of premium alloy products, which we define as all vacuum induction melt products, represented $9.2 million, or 24.5% of total sales. As a percent of sales, this was an increase compared to both the second quarter of 2020 and the third quarter of 2019. Our premium alloy products are primarily sold to the aerospace end market.

Total company backlog, before surcharges, at the end of the third quarter of 2020 was $54.8 million, a decrease of $64.3 million, or 54.0%, compared to the end of 2019. The decrease in the backlog is due to a decline in new order entry caused by the COVID-19 pandemic.

Our gross margin for the third quarter was negative $4.4 million, or negative 11.8% of net sales. The negative gross margin in the current quarter was primarily due to direct charges associated with lower activity levels. Due to the lower activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory. As a result, $4.3 million of fixed overhead costs were not absorbed into inventory and $2.1 million of negative operating efficiency variances were incurred. The total impact of $6.4 million was charged directly to expense in the quarter.

Selling, General and Administrative (“SG&A”) expenses were $4.2 million, or 11.1% of net sales, in the third quarter of 2020 compared to $5.4 million, or 10.3% of net sales, in the second quarter of 2020 and $4.5 million, or 8.0% of net sales, in the third quarter of 2019. Although increased as a percent of sales, SG&A expenses have decreased for the second consecutive quarter due primarily to strategic actions to reduce spending.

The Company’s net loss for the quarter was $7.0 million, compared to a net loss of $3.3 million for the second quarter of 2020 and net income of $0.8 million for the third quarter of 2019. Net loss for the third quarter, as adjusted for the fixed cost absorption charge of $3.3 million (net of tax) and a gain on receipt of insurance proceeds of $0.2 million (net of tax), totaled $3.9 million.

COVID-19 Pandemic

While the Company’s four plants continued to operate throughout the third quarter, COVID-19 related challenges continued to negatively impact the efficiency of our operations. These challenges are expected to continue in the fourth quarter and into 2021. The far-reaching impacts of the pandemic have impacted and will continue to impact the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, is highly uncertain and will depend on future developments. As such, the effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	Three months ended September 30,
(in thousands, except shipped ton information)	2020		2019

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
			-
Net sales	$37,434	100.0	$56,568	100.0	(19,134)	(33.8)
Cost of products sold	41,861	111.8	51,260	90.6	(9,399)	(18.3)
			-
Gross margin	(4,427)	(11.8)	5,308	9.4	(9,735)	(183.4)
Selling, general and administrative expenses	4,153	11.1	4,525	8.0	(372)	(8.2)
			-
Operating (loss) income	(8,580)	(22.9)	783	1.4	(9,363)	NM
Interest expense	586	1.6	989	1.7	(403)	(40.7)
Deferred financing amortization	56	0.1	56	0.1	-	-
Other expense, net	(288)	(0.8)	(452)	(0.8)	(164)	36.3
			-
(Loss) income before income taxes	(8,934)	(23.8)	190	0.4	(9,124)	NM
(Benefit) provision for income taxes	(1,934)	(5.2)	(577)	(1.0)	(1,357)	235.2
			-
Net (loss) income	$(7,000)	(18.6)%	$767	1.4%	$(7,767)	NM
			-
Tons shipped	6,046		9,776		(3,730)	(38.2)
			-
Sales dollars per shipped ton	$6,192		$5,786		$406	7.0%

Market Segment Information
	Three months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$25,983	69.4%	$38,693	68.4%	$(12,710)	(32.8)%
Original equipment manufacturers	4,405	11.8	4,862	8.6	(457)	(9.4)
Rerollers	3,173	8.5	6,629	11.7	(3,456)	(52.1)
Forgers	3,451	9.2	5,589	9.9	(2,138)	(38.3)
Conversion services and other sales	422	1.1	795	1.4	(373)	(46.9)
			-
Total net sales	$37,434	100.0%	$56,568	100.0%	$(19,134)	(33.8)%

Melt Type Information
	Three months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$27,847	74.4%	$47,730	84.4%	$(19,883)	(41.7)%
Premium alloys (A)	9,165	24.5	8,043	14.2	1,122	14.0
Conversion services and other sales	422	1.1	795	1.4	(373)	(46.9)

Total net sales	$37,434	100.0%	$56,568	100.0%	$(19,134)	(33.8)%

(A)    Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$25,138	67.2%	$40,876	72.3%	$(15,738)	(38.5)%
Power generation	1,590	4.2	2,884	5.1	(1,294)	(44.9)
Oil & gas	2,755	7.4	5,653	10.0	(2,898)	(51.3)
Heavy equipment	4,662	12.5	4,352	7.7	310	7.1
General industrial, conversion services and other sales	3,289	8.7	2,803	4.9	486	17.3

Total net sales	$37,434	100.0%	$56,568	100.0%	$(19,134)	(33.8)%

Net sales:

Net sales for the three months ended September 30, 2020 decreased $19.1 million, or 33.8%, compared to the same quarter in the prior year. This is driven by a decrease in tons shipped, primarily in our aerospace and oil and gas end markets. The decrease in aerospace is a result of the current significant challenges facing the commercial airline industry caused primarily by the COVID-19 pandemic. The decrease in oil and gas is primarily a result of a general decline in demand in the sector caused by the COVID-19 pandemic.

Gross margin:

As a percent of sales, our gross margin for the three months ended September 30, 2020 was negative 11.8% compared to positive 9.4% for the three months ended September 30, 2019. The decrease is primarily the result of direct charges associated with lower activity levels and actions taken in response to the economic downturn in our largest end markets. The direct charges totaled $6.4 million and included $4.3 million of excess fixed costs that were not absorbed into inventory and $2.1 million of negative operating efficiency variances incurred.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.4 million for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was driven by strategic actions to reduce spending and a decrease in employee-related costs, partially offset by an increase in the cost of business insurance.

Interest expense and other financing costs:

Interest expense totaled approximately $0.6 million for the three months ended September 30, 2020, compared with $1.0 million for the same period in the prior year. Interest expense was lower due to lower interest rates on our debt and lower average outstanding debt levels.

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

Our estimated annual effective tax rate applied to ordinary income at September 30, 2020 was 23.7%. The difference between the statutory rate and the projected annual ETR is primarily due to research and development credits. Our ETR for the quarter was 21.6%, which is lower than the projected annual ETR primarily due to discrete expense for the expiration of stock options.

Our estimated annual effective tax rate applied to ordinary income at September 30, 2019 was 11.2%. Including the effect of discrete items, we recorded an income tax benefit for the three months ended September 30, 2019, primarily due to increased research and development tax credits.

Net (loss) income:

For the three months ended September 30, 2020, the Company recorded a net loss of $7.0 million, or $0.79 per diluted share, compared to net income of $0.8 million, or $0.09 per diluted share, for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine months ended September 30,
(in thousands, except shipped ton information)	2020		2019

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	$148,407	100.0	$187,836	100.0	(39,429)	(21.0)
Cost of products sold	145,988	98.4	166,052	88.4	(20,064)	(12.1)

Gross margin	2,419	1.6	21,784	11.6	(19,365)	(88.9)
Selling, general and administrative expenses	15,458	10.4	15,095	8.0	363	2.4

Operating (loss) income	(13,039)	(8.8)	6,689	3.6	(19,728)	(294.9)
Interest expense	2,232	1.5	2,809	1.5	(577)	(20.5)
Deferred financing amortization	169	0.1	171	0.1	(2)	(1.2)
Other income, net	(302)	(0.2)	(421)	(0.2)	119	(28.3)

(Loss) income before income taxes	(15,138)	(10.2)	4,130	2.2	(19,268)	(466.5)
(Benefit) provision for income taxes	(3,396)	(2.3)	55	-	(3,451)	NM

Net (loss) income	$(11,742)	(7.9)%	$4,075	2.2%	$(15,817)	388.1

Tons shipped	25,153		31,656		(6,503)	(20.5)

Sales dollars per shipped ton	$5,900		$5,934		$(34)	(0.6)%

Market Segment Information
	Nine months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$103,877	70.0%	$129,996	69.2%	$(26,119)	(20.1)%
Original equipment manufacturers	16,624	11.2	19,318	10.3	(2,694)	(13.9)
Rerollers	13,612	9.2	20,016	10.7	(6,404)	(32.0)
Forgers	12,027	8.1	15,408	8.2	(3,381)	(21.9)
Conversion services and other sales	2,267	1.5	3,098	1.6	(831)	(26.8)

Total net sales	$148,407	100.0%	$187,836	100.0%	$(39,429)	(21.0)%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$116,869	78.8%	$154,511	82.3%	$(37,642)	(24.4)%
Premium alloys (A)	29,271	19.7	30,227	16.1	(956)	(3.2)
Conversion services and other sales	2,267	1.5	3,098	1.6	(831)	(26.8)

Total net sales	$148,407	100.0%	$187,836	100.0%	$(39,429)	(21.0)%

(A)    Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2020		2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$104,686	70.5%	$132,818	70.7%	$(28,132)	(21.2)%
Power generation	5,923	4.0	8,588	4.5	(2,665)	(31.0)
Oil & gas	10,778	7.3	18,767	10.0	(7,989)	(42.6)
Heavy equipment	16,364	11.0	17,973	9.6	(1,609)	(9.0)
General industrial, conversion services and other sales	10,656	7.2	9,690	5.2	966	10.0

Total net sales	$148,407	100.0%	$187,836	100.0%	$(39,429)	(21.0)%

Net sales:

Net sales for the nine months ended September 30, 2020 decreased $39.4 million, or 21.0%, compared to the nine months ended September 30, 2019. This is primarily due to a decrease in consolidated shipment volume of 20.5%. The decrease in volume is driven by significant challenges facing the end markets in which we participate, most notably aerospace and oil & gas. Challenges in our aerospace end market are primarily related to the decline in the commercial airline industry caused by the COVID-19 pandemic. The decrease in oil and gas is primarily a result of a cyclical decline in demand for our products in line with a decline in worldwide oil prices, which has also been exacerbated by the COVID-19 pandemic.

Gross margin:

Our gross margin, as a percent of sales, was 1.6% for the nine months ended September 30, 2020 compared to 11.6% for the nine months ended September 30, 2019. The decrease is primarily the result of direct charges associated with lower activity levels, actions taken in response to the economic downturn in our largest end markets, and product mix.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.4 million for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase is primarily due to higher business insurance costs and employee severance costs, partially offset by lower employee incentive compensation accruals.

Interest expense and other financing costs:

Interest expense for the nine months ended September 30, 2020 was $0.6 million lower than the same period in the prior year due to lower interest rates on our debt and lower average outstanding debt levels.

Income tax provision:

For the nine months ended September 30, 2020 and 2019, our estimated annual effective tax rates applied to ordinary income were 23.7% and 11.2%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 23.7% for 2020 is primarily due to research and development credits.

Discrete items during the nine months ended September 30, 2019 reduced tax expense by $0.4 million, primarily due to increased research and development tax credits. Including the effect of discrete items, our ETR for the nine months ending September 30, 2019 was 1.3%

Net income:

For the nine months ended September 30, 2020, the Company recorded a net loss of $11.7 million, or $1.33 per diluted share, compared to net income of $4.1 million, or $0.46 per diluted share, for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At September 30, 2020, we maintained approximately $44.1 million of remaining availability under our revolving credit facility.

We currently believe that our cash flows from continuing operations and available borrowing capacity under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months. This belief is based in part on the continued benefits of strategic cost savings and spend reduction actions implemented by the Company.

Net cash used in operating activities:

During the nine months ended September 30, 2020, net cash provided by operating activities was $12.6 million. Our net loss, after adjustments for non-cash expenses, generated $0.7 million. We generated $8.6 million of cash from managed working capital, which we define as net accounts receivable, plus inventory and minus accounts payable. Accounts receivable decreased due to lower sales, and both inventory and accounts payable decreased due to lower melt activity levels and lower purchasing related to strategic spend reduction initiatives. In addition, we generated $3.3 million of cash from other assets and liabilities, primarily due to cash received from insurance claims.

During the nine months ended September 30, 2019, net cash used in operating activities was $9.1 million. Our net income, adjusted for non-cash expenses, generated $20.0 million. We utilized $21.2 million of cash for managed working capital. Accounts receivable increased $3.8 million due to the timing of sales and collections, and accounts payable decreased $9.7 million due to the timing of purchasing activity. We used $7.6 million in the growth of inventory to support our order backlog. In addition, we utilized $7.9 million of cash from other assets and liabilities, primarily decreased down payments from customers and decreased accruals for employee related costs.

Net cash used in investing activities:

During the nine months ended September 30, 2020, we used $8.5 million of cash for capital expenditures, compared to $13.3 million for the same period in the prior year. 2020 capital spending is expected to approximate $9.0 million to $10.0 million.

Net cash provided by financing activities:

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2020. This includes the proceeds from our $10.0 million PPP Term Note (as defined below) received during the second quarter.

Net cash provided by financing activities was $19.5 million for the nine months ended September 30, 2019 and was driven by borrowings under our revolving credit facility to fund capital expenditures and managed working capital needs.

Raw materials

The cost of raw materials represents approximately 45 and 40% of the cost of products sold in the first nine months of 2020 and 2019, respectively. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome and carbon scrap. We maintain sales price surcharge mechanisms to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge mechanisms will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit facility

On August 3, 2018, we entered into the First Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all the applicable financial covenants at all reporting periods through September 30, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement of at least an amount equal to payments due on the notes issued in connection with the acquisition of the

North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). At September 30, 2020, there were no payments due on the notes relevant to the Minimum Liquidity calculation. This requirement exists until the notes are paid in full, refinanced or extended.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2020, which was 1.91% on our Revolving Credit Facility and 2.41% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At September 30, 2020, we had Credit Agreement related net deferred financing costs of approximately $0.6 million. For the nine months ended September 30, 2020, we amortized approximately $0.2 million of those deferred financing costs.

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

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company may be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of September 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $6.7 million of the principal amount would be due within twelve months.

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

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of September 30, 2020.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President of Finance, Chief Financial Officer and Treasurer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 21, 2020

/s/ Dennis M. Oates	/s/ Christopher T. Scanlon
Dennis M. Oates	Christopher T. Scanlon
Chairman, President and Chief Executive Officer	Vice President of Finance,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)