Form 10-K
period 2020-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2021-02-17
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price of $8.60 per share on that date, was approximately $72,990,000.  For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 1, 2021, there were 8,883,788 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

We make strategic investments in our business and capabilities over time to support our growth initiatives. This includes the mid-size bar cell finishing unit that was installed at our Dunkirk facility at the end of 2019, which delivered modernization and automation of our intermediate bar processing, bringing lower costs and better quality control. Projects scheduled for completion in 2021 include a new vacuum arc remelt furnace and an 18-ton crucible for our vacuum induction melting operation at our North Jackson facility. These investments will expand our premium alloy production capabilities and reduce our costs.

INDUSTRY OVERVIEW

The specialty steel industry is a relatively small but distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For the years ended December 31, 2020, 2019 and 2018, approximately 70% of our net sales were derived from stainless steel products.

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

Tool Steel.  Tool steels contain elements of chrome, vanadium and molybdenum to produce specific hardness characteristics that enable tool steels to form, cut, shape and shear other materials in the manufacturing process.  Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

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

The cost of raw materials represents approximately 35% to 40% of the cost of products sold in 2020, 2019 and 2018. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. The average price of several of our major raw materials, including iron, molybdenum, vanadium, and chrome, decreased in 2020 compared to the prior year. The average price of nickel in 2020 was relatively flat compared to the prior year. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

We apply a raw material surcharge in our pricing to align our pricing with fluctuations in commodity costs. Short lead time orders embed the surcharge into the price at the time of order entry. Longer lead time orders apply the raw material surcharge in effect at the time of shipment to better align the selling price with commodity costs. Surcharges are published on our website, and can fluctuate by month in line with commodity cost changes. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Our operations at our Bridgeville and North Jackson facilities also require consumable operating supplies other than raw materials. Our Bridgeville facility uses graphite electrodes in the melting process, which are sourced from various suppliers both domestically and overseas.

CUSTOMERS

Our largest customer in 2020, Reliance Steel & Aluminum Co. (“Reliance”), accounted for approximately 23%, 27% and 18% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in 2019 was primarily due to Reliance’s acquisition of another one of our customers at the end of 2019. No other customer accounted for more than 10% of our net sales during 2020.

International sales approximated 7% of our annual net sales in 2020 and 2019, and approximately 8% in 2018.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2020 was approximately $48.0 million compared to approximately $119.1 million at December 31, 2019. We expect substantially all of the backlog orders as of December 31, 2020 to be filled during 2021. Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue. However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

HUMAN CAPITAL MANAGEMENT

Employee Relations

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2020, 2019 and 2018, we had 566, 795 and 781 employees, respectively, of which 430, 611 and 607, respectively, were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville, Dunkirk and North Jackson facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment. The following collective bargaining agreements are currently in place:

Facility	Commencement Date	Expiration Date
Bridgeville	September 2018	August 2023
North Jackson	July 2018	June 2024
Dunkirk	November 2017	October 2022
Titusville	October 2020	September 2025

We believe a critical component of our collective bargaining agreements is the inclusion of a profit sharing plan.

Employee Benefit Plans

We maintain a 401(k) retirement plan for our hourly and salaried employees. Pursuant to the 401(k) plan, participants may elect to make pre-tax and after-tax contributions, subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. In addition, we make periodic contributions to the 401(k) plan for the hourly employees employed at the North Jackson, Dunkirk and Titusville facilities, based on service.  In addition, we make periodic contributions for the salaried employees at all locations based upon their service and their individual contribution to the 401(k) retirement plan.

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

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2020, we have issued 273,307 shares of common stock since the Plan’s inception.

Employee Safety

COVID-19 emerged at or around the beginning of 2020 bringing significant uncertainty in our end markets. Recognizing the potential for disruption in our operations, we began to deploy safety protocols and processes beginning in the March timeframe to help keep our employees safe while continuing to serve our customer base. The safety protocols in place are in line with state and CDC recommendations and Occupational Safety and Health Administration (“OSHA”) requirements such as face coverings, physical distancing, temperature checks, work from home where applicable, enhanced cleaning, encouraging self-health checks as well as contact tracing and quarantining as required

The safety of our employees is a paramount concern in managing our operations. We strive to minimize workplace injuries as much as possible and to provide a safe, open and accountable work environment for our employees. Our safety performance, as measured by our OSHA recordable rate, marked a record low in 2020. We encourage employees to provide feedback, ask questions and report concerns related to ethics or safety violations. We take employee concerns seriously and evaluate appropriate actions in response.

Employee Inclusion

We are an Equal Opportunity Employer. All qualified applicants for positions with the Company receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability, or veteran status. We strive to provide an equitable and inclusive environment for all our employees. We are committed to achieving representation across all levels of our workforce that reflects the diversity of the communities in which we live and work.

GOVERNMENT REGULATIONS

We are subject to federal, state and local environmental laws and regulations (collectively, “Environmental Laws”), including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances. We monitor our compliance with applicable Environmental Laws and, accordingly, believe that we are currently in compliance with all laws and regulations in all material respects.  We are subject periodically to environmental compliance reviews by various regulatory offices. We may be liable for the remediation of contamination associated with generation, handling and disposal activities. Environmental costs could be incurred, which may be significant, related to environmental compliance, at any time or from time to time in the future. In the ordinary course of business, we are also subject to government regulations including those enforced by OSHA.

EXECUTIVE OFFICERS

The following table sets forth, as of February 17, 2021, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position
Dennis M. Oates (68)	2008	Chairman, President and Chief Executive Officer
Christopher M. Zimmer (47)	2010	Executive Vice President and Chief Commercial Officer
Graham McIntosh, Ph.D. (58)	2015	Executive Vice President and Chief Technology Officer
Christopher T. Scanlon (45)	2018	Vice President of Finance, Chief Financial Officer and Treasurer
John J. Arminas (49)	2020	Vice President, General Counsel and Corporate Secretary

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

Christopher M. Zimmer has been Executive Vice President and Chief Commercial Officer since 2014. Mr. Zimmer served as Vice President of Sales and Marketing from 2008 to 2014. Mr. Zimmer previously served as Vice President of Sales and Marketing for Schmoltz+Bickenbach USA from 1995 to 2008. He previously held positions of increasing responsibility including inside sales, Commercial Manager—stainless bar, General Manager—nickel alloy products, and National Sales Manager.

Graham McIntosh, Ph.D. has been Executive Vice President and Chief Technology Officer since May 2018. Dr. McIntosh also served as the Company’s Vice President and Chief Technology Officer from 2013 until May 2018. Dr. McIntosh previously served as Director of Global Technology Initiatives for Carpenter Technology Corporation where he joined in 2008. Dr. McIntosh also served as Vice President of Technology and Director of Quality for Firth Rixson Viking from 2001 to 2008, and also held several management and technical positions at Wyman-Gordon Livingston from 1987 to 2001, where he began his career.

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

John J. Arminas was appointed Vice President, General Counsel and Corporate Secretary for the Company effective April 1, 2020. Mr. Arminas also served as the Company’s Corporate Counsel from 2013 until April 2020. Prior to his tenure at the Company, Mr. Arminas served as an attorney for the Law Firm of Goldberg, Kamin & Garvin from July 2004 to 2013.

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

Macroeconomic Risks

Our business and operations, and the operations of our customers and suppliers, have been and are expected to continue to be adversely impacted by the COVID-19 pandemic.

The outbreak of COVID-19 was declared by the World Health Organization to be a “pandemic” and has spread across the world, including the United States and many countries where the Company sells its products or sources raw materials.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, a global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance cannot be determined at this time. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices; vaccination activities; and the pace of recovery when the COVID-19 pandemic subsides.

Notwithstanding our continued operations, we have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays and deferrals directly and indirectly to the COVID-19 pandemic that have adversely impacted, and are expected to continue to adversely impact, our businesses. For example, a significant portion of our sales result from products sold to customers in the commercial aerospace industry. In recent months, several commercial aerospace companies have announced cost-cutting and other measures in response to declining demand stemming from the COVID-19 pandemic, including measures to reduce inventory and/or downward adjustments to their production rates. Likewise, the COVID-19 pandemic has exacerbated declines in consumer activity and supply issues in the oil & gas end market. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

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

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particularly increased trade restrictions, tariffs or taxes on imports from countries where we sell products or purchase materials could have a material adverse effect on our business and financial results. Given the uncertainty regarding the scope and duration of current, proposed, or future imposed tariffs, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs on the Company will be successful.

Commercial Risks

A substantial amount of our sales is derived from a limited number of customers.

Our five largest customers in the aggregate accounted for approximately 47% of our net sales for the year ended December 31, 2020, 54% of our net sales for the year ended 2019 and 43% for the year ended 2018. An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

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

Approximately 70% of our sales and 50% of our tons shipped represented products sold to customers in the aerospace market in 2020. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.

A prolonged downturn in the aerospace industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected. The continued market uncertainty regarding impacts of COVID-19 on the aerospace business, has and could continue to adversely impact our results.

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

International sales approximated 7% of annual net sales in 2020 and 2019 and 8% in 2018, an immaterial portion of which is denominated in foreign currencies.

Financial Risks

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

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected. Our credit agreement, which provides for a $110.0 million senior secured revolving credit facility and a $10.0 million senior secured term loan facility, also requires us to comply with certain covenants.  Failure to comply with the covenants contained in the credit agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt. As of December 31, 2020, we were in compliance with the applicable covenants in our credit agreement.

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

Our ability to recognize tax benefits on our existing net operating loss positions may be limited.

We have generated meaningful net operating loss carryforwards, tax credit carryforwards and other tax attributes (collectively, the “Tax Benefits”), which potentially can be utilized in certain circumstances to reduce our future income tax obligations. As of December 31, 2020, we had estimated U.S. federal net operating losses of approximately $22.1 million, state net operating losses of approximately $9.9 million, U.S. federal tax credit carryforwards of approximately $5.6 million and state tax credit carryforwards of approximately $0.3 million. We expect that our Tax Benefits may increase during 2021. Our ability to use our Tax Benefits would be substantially limited if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code (the “Tax Code”). In general, a corporation would experience an ownership change if the percentage of the corporation’s stock owned by one or more “5% shareholders,” as defined under Section 382 of the Tax Code, increases by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. On August 24, 2020, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Plan”) designed to protect the availability of our Tax Benefits. The Plan contains an ownership trigger threshold of 4.95% and reduces the likelihood that changes in our investor base would limit our future use of its Tax Benefits, which would significantly impair the value of such Tax Benefits. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets or that Stockholders will vote to extend.  Further, if we continue to be unable to generate sufficient taxable income, these Tax Benefits may expire unutilized, and we may not be able to recognize the benefits that could arise from such Tax Benefits.

Forgiveness of our PPP Loan is not yet certain, and the Small Business Association’s review of our forgiveness application is not complete.

On April 16, 2020, we entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association, evidencing an unsecured loan with a principal amount of $10.0 million made to us pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In accordance with the requirements of the CARES Act, our PPP loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement of the PPP loan or restored by December 31, 2020. We used 100% of the proceeds of the PPP loan to pay eligible payroll costs, and we applied for forgiveness of our PPP loan during the third quarter of 2020. While we believe we have met all of the requirements of the CARES Act, no assurance can be given that our PPP loan will be forgiven in full or in any part. In addition, based on guidance from the Department of the Treasury, since our PPP loan proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the Small Business Administration, including with respect to our certification that the economic uncertainty at the time of our application made our request for a PPP loan necessary to support our ongoing operations. Such certification does not contain any objective criteria and is subject to interpretation. If we are found to have been ineligible to receive our PPP loan, or in violation of any of the laws or regulations that may apply to us in connection with the PPP loan, we may be subject to fines and penalties, and could be required to repay the PPP loan. In addition, our receipt of our PPP loan and our submission of a forgiveness application may result in adverse publicity and damage to our reputation, governmental investigations, inquiries, reviews and audits, which could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition. Even if our PPP loan ultimately is forgiven, we cannot give any assurance as to the amount that will be forgiven or the timing for any forgiveness determination.

Human Capital Risks

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

At December 31, 2020, we had 430 employees, out of a total of 566, who were covered under collective bargaining agreements with the USW expiring at various dates in 2022 to 2025. There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

Costs related to our participation in a multi-employer pension plan could increase significantly.

We participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2019. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. Changes to any of these factors could negatively impact our future results of operations and cash flows to a material extent.

Operational Risks

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

We own our Bridgeville, Pennsylvania facility, which consists of approximately 760,000 square feet of floor space and our executive offices on approximately 74 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing, testing and various other processing equipment.  Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

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

We own our Dunkirk, New York facility, which consists of approximately 680,000 square feet of floor space on approximately 81 acres. The Dunkirk facility processes semi-finished billet and bar stock through one or more of its five rolling mills, a high temperature annealing facility and/or its round and shape bar finishing and testing equipment.

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

At December 31, 2020, a total of 8,883,788 shares of common stock, par value $0.001 per share, were issued and held by 93 holders of record. There were no shares of the issued common stock held in treasury at December 31, 2020 after the Company retired all shares previously held in treasury during 2020. Our common stock trades under the symbol “USAP” on the Nasdaq Global Select Market.

DIVIDENDS

We have never paid a cash dividend on our common stock. Our credit agreement does not permit the payment of cash dividends on our common stock. Accordingly, we do not expect to pay a cash dividend on our common stock in the near future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our aerospace end market continued to represent approximately 70% of our total net sales and will continue to be a major driver of our future results, although the COVID-19 pandemic negatively impacted sales in 2020. Sales decreased in all of our end markets in 2020 compared with 2019 except general industrial, which includes sales to the semiconductor, medical and general manufacturing markets. Total Company backlog at the end of 2020 was $48.0 million, down from $119.1 million at the end of 2019.

Our 2020 gross margin was negative 1.5% of net sales, down from 11.4% of net sales in 2019. The decrease was primarily due to the impacts of the COVID-19 pandemic, including direct charges recorded to the income statement as a result of low activity levels. Due to the lower activity levels at our production facilities, management revised its accounting estimates for the absorption of costs into inventory. As a result, $8.3 million of fixed overhead costs were not absorbed into inventory and $4.9 million of negative operating efficiency variances were incurred. The total impact of $13.2 million was charged directly to expense during 2020. We expect to see margin improvement in 2021 as production activity at our facilities increases and we anticipate the benefit of increased productivity.

Selling, general and administrative (“SG&A”) expenses decreased by $0.6 million in 2020 despite approximately $0.6 million of severance costs recorded in the second quarter. The decrease in SG&A was due to cost reduction initiatives enacted in the second half of 2020 in response to our decrease in volume.

During 2020, we generated $23.8 million of cash from our operations, primarily from reducing our working capital and our spending in response to lower volumes. We used $9.2 million of cash on capital expenditures, which is a decrease of $8.2 million compared to 2019, and we used $14.7 million of cash in financing activities. Our financing activities consisted primarily of $24.8 million in net debt and finance lease payments, partially offset by proceeds from a Paycheck Protection Program Note in the amount of $10.0 million.

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

COVID-19 Pandemic

While the Company’s four plants continued to operate throughout 2020, COVID-19 related challenges continued to negatively impact the efficiency of our operations. These challenges are expected to continue into 2021. The pandemic has impacted and will continue to impact the Company’s backlog, end markets, overall operations, cash flows and financial results. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, is highly uncertain and will depend on future developments. As such, the effects could exist for an extended period, even after the pandemic may end.

Results of Operations

2020 Results Compared to 2019

For the years ended December 31,	2020		2019
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	$179,731	100.0	$243,007	100.0	$(63,276)	(26.0)
Cost of products sold	182,387	101.5	215,369	88.6	(32,982)	(15.3)
Gross margin	(2,656)	(1.5)	27,638	11.4	(30,294)	(109.6)
Selling, general and administrative expenses	19,752	11.0	20,347	8.4	(595)	(2.9)
Operating (loss) income	(22,408)	(12.5)	7,291	3.0	(29,699)	(407.3)
Interest expense	2,784	1.5	3,765	1.5	(981)	(26.1)
Deferred financing amortization	225	0.1	227	0.1	(2)	(0.9)
Other (income), net	(1,123)	(0.6)	(474)	(0.2)	(649)	136.9
(Loss) income before income taxes	(24,294)	(13.5)	3,773	1.6	(28,067)	(743.9)
(Benefit) provision for income taxes	(5,247)	(2.9)	(502)	(0.2)	(4,745)	945.2
Net (loss) income	$(19,047)	(10.6)%	$4,275	1.8%	$(23,322)	(545.5)%
Tons shipped	30,821		41,462		(10,641)	(25.7)%
Sales dollars per shipped ton	$5,831		$5,861		$(30)	(0.5)%

Market Segment Information:

For the years ended December 31,	2020		2019
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$126,122	70.2%	$166,327	68.4%	$(40,205)	(24.2)%
Original equipment manufacturers	20,783	11.5	24,731	10.2	(3,948)	(16.0)
Rerollers	15,928	8.9	27,236	11.2	(11,308)	(41.5)
Forgers	14,244	7.9	20,444	8.4	(6,200)	(30.3)
Conversion services and other sales	2,654	1.5	4,269	1.8	(1,615)	(37.8)
Total net sales	$179,731	100.0%	$243,007	100.0%	$(63,276)	(26.0)%

Melt Type Information:

For the years ended December 31,	2020		2019
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$141,838	78.9%	$201,120	82.7%	$(59,282)	(29.5)%
Premium alloys	35,239	19.6	37,618	15.5	(2,379)	(6.3)
Conversion services and other sales	2,654	1.5	4,269	1.8	(1,615)	(37.8)
Total net sales	$179,731	100.0%	$243,007	100.0%	$(63,276)	(26.0)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2020		2019
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$121,900	67.8%	$170,445	70.1%	$(48,545)	(28.5)%
Power generation	6,879	3.8	11,530	4.7	(4,651)	(40.3)
Oil and gas	13,065	7.3	25,023	10.3	(11,958)	(47.8)
Heavy equipment	22,400	12.5	22,725	9.4	(325)	(1.4)
General industrial, conversion services and other sales	15,487	8.6	13,284	5.5	2,203	16.6
Total net sales	$179,731	100.0%	$243,007	100.0%	$(63,276)	(26.0)%

Net sales:

Net sales for the year ended December 31, 2020 decreased $63.3 million, or 26.0%, compared to 2019. The decrease in our sales is primarily due to a decrease in consolidated tons shipped driven by lower business activity as a result of significant challenges facing all our end markets caused primarily by the COVID-19 pandemic. The most significant impact on our business has been the slowdown in the global commercial airline industry, which is the largest driver of the decline in sales for our aerospace end market.

Gross margin:

Our 2020 gross margin was negative 1.5% of net sales, down from 11.4% of net sales in 2019. The decrease was primarily due to the impacts of the COVID-19 pandemic, including direct charges recorded to the income statement as a result of low activity levels in our production facilities, and an unfavorable change in product mix away from higher-margin finished products to semi-finished plate and billet products.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs including salaries, incentive compensation, payroll taxes and benefit related costs, legal and accounting services, share compensation and insurance costs. Our SG&A expenses decreased by $0.6 million in 2020 due to cost reduction initiatives enacted in the second half of 2020 in response to our decrease in volume.

Interest expense and deferred financing amortization:

Our interest expense was $2.8 million in 2020 compared to $3.8 million in 2019 due in part to lower total debt balances year over year and due in part to lower interest rates on our variable rate debt. The interest rates on our variable rate debt under our Credit Agreement, which is described further below under “Liquidity and Capital Resources – Credit Facility,” are primarily determined by a LIBOR-based rate plus an applicable margin, and the LIBOR rate was lower in 2020 compared to 2019.

Other income:

Other income was $1.1 million in 2020 compared to $0.5 million in 2019. The increase is related to increased insurance recoveries during 2020.

(Benefit) from income taxes:

The 2020 income tax benefit is $5.2 million compared to a 2019 income tax benefit of $0.5 million. The difference is primarily due to our 2020 pretax loss.

Net (loss) income:

We had a net loss of $19.0 million in 2020 compared to net income of $4.3 million in 2019 due to the significant decrease in sales volume and the direct charges due to lower plant activity in 2020.

2019 Results Compared to 2018

For the years ended December 31,	2019		2018
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	243,007	100.0	255,927	100.0	(12,920)	(5.0)
Cost of products sold	215,369	88.6	218,111	85.2	(2,742)	(1.3)
Gross margin	27,638	11.4	37,816	14.8	(10,178)	(26.9)
Selling, general and administrative expenses	20,347	8.4	21,746	8.5	(1,399)	(6.4)
Operating income	7,291	3.0	16,070	6.3	(8,779)	(54.6)
Interest expense	3,765	1.5	4,047	1.6	(282)	(7.0)
Deferred financing amortization	227	0.1	255	0.1	(28)	(11.0)
Other (income), net	(474)	(0.2)	(829)	(0.3)	355	42.8
Income before income taxes	3,773	1.6	12,597	5.0	(8,824)	(70.0)
Provision (benefit) for income taxes	(502)	(0.2)	1,935	0.8	2,437	(125.9)
Net income	$4,275	1.8%	$10,662	4.2%	$(6,387)	(59.9)%
Tons shipped	41,462		44,554		(3,092)	(6.9)%
Sales dollars per shipped ton	$5,861		$5,744		$117	2.0%

Market Segment Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$166,327	68.4%	$180,165	70.4%	$(13,838)	(7.7)%
Forgers	20,444	8.4	20,263	7.9	181	0.9
Rerollers	27,236	11.2	29,337	11.5	(2,101)	(7.2)
Original equipment manufacturers	24,731	10.2	20,582	8.0	4,149	20.2
Conversion services and other sales	4,269	1.8	5,580	2.2	(1,311)	(23.5)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

Melt Type Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$201,120	82.7%	$209,203	81.7%	$(8,083)	(3.9)%
Premium alloys	37,618	15.5	41,144	16.1	(3,526)	(8.6)
Conversion services and other sales	4,269	1.8	5,580	2.2	(1,311)	(23.5)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

The majority of our products are sold to service centers rather than the ultimate end market customers.  The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2019		2018
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$170,445	70.1%	$148,850	58.2%	$21,595	14.5%
Power generation	11,530	4.7	9,278	3.6	2,252	24.3
Oil and gas	25,023	10.3	31,493	12.3	(6,470)	(20.5)
Heavy equipment	22,725	9.4	41,623	16.3	(18,898)	(45.4)
General industrial, conversion services and other sales	13,284	5.5	24,683	9.6	(11,399)	(46.2)
Total net sales	$243,007	100.0%	$255,927	100.0%	$(12,920)	(5.0)%

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

Net income:

We had net income of $4.3 million for the year ended December 31, 2019, compared to $10.7 million for 2018. The decrease is due to the decrease in our net sales and our gross margin from 2018 to 2019.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At December 31, 2020, we maintained approximately $43.8 million of remaining availability under our revolving credit facility.

Net cash provided by operating activities

During 2020, we generated $23.8 million of cash from our operating activities. Net loss adjusted for non-cash expenses used $3.4 million of cash while our managed working capital, defined as net accounts receivable plus net inventory, minus accounts payable and other current liabilities, generated $27.1 million of cash. The decrease in managed working capital is the direct result of our reduced spending and inventory management, and focused cash collections activities.

During 2019, we used cash from operating activities of $4.4 million. Net income adjusted for non-cash expenses generated $24.3 million of cash. Our managed working capital used $21.5 million of cash. Inventories increased by $15.0 million to support strong demand for our aerospace end market products. Accounts receivable increased by $3.0 million due to the timing of sales and collections activity. Accounts payable decreased by $1.4 million and other accrued liabilities decreased by $2.1 million. All other operating activities used $7.2 million of cash in 2019, primarily driven by a decrease in accrued employment costs and an increase in prepaid expense.

Net cash used in investing activities

Our capital spending was $9.2 million during 2020 and $17.4 million during 2019, consistent with our overall spend reduction initiatives in 2020.

Net cash used in financing activities

During 2020, we used $24.8 million of cash to make net payments on our debt, partially offset by $10.0 of proceeds from a Paycheck Protection Program Note.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Raw materials and supplies

The cost of raw materials represents approximately 35% of the cost of products sold in 2020. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. The average price of several of our major raw materials, including iron, molybdenum, vanadium, and chrome, decreased in 2020 compared to the prior year. The average price of nickel in 2020 was relatively flat compared to the prior year.

We maintain sales price surcharge to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit Facility

On August 3, 2018, we entered into the Credit Agreement with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all applicable covenants at December 31, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement at certain times of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). This requirement exists until the Notes are paid in full, refinanced or extended. At December 31, 2020, the Company was in compliance with the Minimum Liquidity calculation.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities during 2020. At December 31, 2020, the LIBOR based rate was 2.16% on our Revolving Credit Facility and 2.66% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At December 31, 2020 and 2019, we had net Credit Agreement related deferred financing costs of approximately $0.5 million and $0.7 million, respectively. We amortized $0.2 million of those deferred financing costs during each of the years ended December 31, 2020 and 2019. We did not record any additional deferred financing costs to the Consolidated Balance Sheet during 2020 or 2019.

Paycheck Protection Program Note

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association, evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (the “PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. According to the terms of the PPP Term Note, the Company would begin to make 18 equal monthly payments of principal and interest in November 2020 with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. As of December 31, 2020, the Company has not made any principal or interest payments related to the PPP Term Note.

The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of December 31, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $7.7 million of the principal amount would be due within twelve months.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company may be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered lease and utility payments.

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

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate amount of $2.0 million were made in March 2019. On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2021, principal payments in the aggregate amount of $2.0 million were made in March 2020.

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of December 31, 2020. The classification is consistent with our intent to pay the notes off in the first quarter of 2021.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2020, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

During the twelve months ended December 31, 2020, the Company entered into two new lease agreements accounted for as finance leases and two new lease agreements accounted for as operating leases.

Share-Based Activity

We granted stock options and issued shares of our common stock to officers, employees, and non-employee directors during 2020, 2019 and 2018 through our incentive compensation plans. Refer to Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further information.

Contingent Items

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2020.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations. PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was necessary as of December 31, 2020, 2019 or 2018.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations.  Our deferred tax assets include net operating loss carry forwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  These deferred tax assets will expire, if unused, at various times beginning in 2027.  Deferred tax liabilities primarily relate to book / tax depreciation differences.  Management assesses the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

We maintain a sales price surcharge on certain of our products to help offset the impact of raw material price fluctuations. For certain products, the surcharge is calculated at the time of order entry, based on current raw material prices or prices at the time of shipment. For certain finished products, the surcharge is calculated based on the monthly average raw material prices two months prior to the promised ship date. While the material surcharge is designed to offset modest fluctuations in raw material prices, it cannot immediately absorb significant spikes in raw material prices. A material change in raw material prices within a short period of time could have a material effect on our financial results and there can be no assurance that the raw material surcharge will completely offset immediate changes in our raw material costs.

At December 31, 2020, we had $25.3 million of floating rate debt outstanding with an interest rates between 2.16% and 2.66%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. Exclusive of any interest rate hedges, a hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our annual pre-tax results by approximately $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for the consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s net inventory totaled $111 million as of December 31, 2020 and is stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method.  Such costs include the acquisition cost over the production period for raw materials, including scrap, and supplies, direct labor and applied manufacturing overhead within the guidelines of normal operating capacity.  The Company establishes reserves based upon assessments of slow-moving inventory, the results of quality control reviews, the determination of normal capacity levels in the manufacturing process, and whether the product is valued at the lower of cost or net realizable value.

We identified auditing the valuation of inventory as a critical audit matter.  The production cycle for a unit of inventory generally lasts several months and involves the accumulation of different types of costs at various cost centers.  The ultimate cost of a unit in inventory may be subject to reductions related to abnormal production levels, scrap valuation and recovery, achieving customer specifications, or changes in the market, customer needs, and commodity pricing.  Additionally, for certain new products, there is limited historical data for which to evaluate recoverability of the cost of the unit.  The complexity surrounding the production process and the high degree of estimation involved in assessing net realizable value results in significant auditor judgment around auditing the valuation of inventory.

How the Critical Audit Matter Was Addressed in the Audit

We evaluated and tested: the design and operating effectiveness of the Company’s internal controls over the accumulation of inventory costs, the calculation to support estimated scrap values within the inventory costing model, management’s assessment of normal capacity levels and calculation to establish an estimate of excess costs, the calculation of lower of cost or net realizable value reserves and the calculation of slow-moving inventory.  Our audit procedures involved testing the assumptions significant to management’s inventory valuation assessment including plant capacity levels, expected selling prices, demand forecasts, scrap values, and recovery percentages as well as the relevant underlying data.

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.

We have served as the Company’s auditor since 2003.

Pittsburgh, Pennsylvania

February 17, 2021

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2020	2019	2018
(dollars in thousands, except per share information)
Net sales	$179,731	$243,007	$255,927
Cost of products sold	182,387	215,369	218,111
Gross margin	(2,656)	27,638	37,816
Selling, general and administrative expenses	19,752	20,347	21,746
Operating (loss) income	(22,408)	7,291	16,070
Interest expense and other financing costs	3,009	3,992	4,302
Other (income), net	(1,123)	(474)	(829)
(Loss) income before income taxes	(24,294)	3,773	12,597
(Benefit) provision for income taxes	(5,247)	(502)	1,935
Net (loss) income	$(19,047)	$4,275	$10,662
Basic earnings per share	$(2.16)	$0.49	$1.31
Diluted earnings per share	$(2.16)	$0.48	$1.28
Weighted average shares of common stock outstanding:
Basic	8,818,974	8,778,753	8,132,632
Diluted	8,818,974	8,873,719	8,347,692

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31,	2020	2019	2018
(dollars in thousands)
Net (loss) income	$(19,047)	$4,275	$10,662
Other comprehensive (loss) income, net of tax:
(Loss) reclassified into retained earnings from adoption of ASU 2018-02	-	(21)	-
Unrealized (loss) gain on derivatives, net of tax	(14)	(11)	94

Comprehensive (loss) income	$(19,061)	$4,243	$10,756

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
(dollars in thousands)
ASSETS
Current assets:
Cash	$164	$170
Accounts receivable (less allowance for doubtful accounts of $203 and $295, respectively)	18,101	35,595
Inventory, net	111,380	147,402
Other current assets	7,471	8,300
Total current assets	137,116	191,467
Property, plant and equipment, net	164,983	176,061
Other long-term assets	947	871
Total assets	$303,046	$368,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,632	$40,912
Accrued employment costs	1,826	4,449
Current portion of long-term debt	16,713	3,934
Other current liabilities	2,722	830
Total current liabilities	33,893	50,125
Long-term debt	33,471	60,411
Deferred income taxes	5,725	10,962
Other long-term liabilities	4,277	3,765
Total liabilities	77,366	125,263
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,883,788 and 9,093,715 shares issued, respectively	9	9
Additional paid-in capital	94,276	94,982
Accumulated other comprehensive loss	(45)	(31)
Retained earnings	131,440	150,487
Treasury stock, at cost; zero and 294,279 common shares held, respectively	-	(2,311)
Total stockholders’ equity	225,680	243,136
Total liabilities and stockholders’ equity	$303,046	$368,399

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2020	2019	2018
(dollars in thousands)
Operating Activities:
Net (loss) income	$(19,047)	$4,275	$10,662
Adjustments for non-cash items:
Depreciation and amortization	19,449	19,133	18,918
Deferred income tax	(5,231)	(517)	1,850
Share-based compensation expense	1,455	1,390	1,442
Changes in assets and liabilities:
Accounts receivable, net	17,494	(2,977)	(7,628)
Inventory, net	34,326	(14,965)	(20,373)
Accounts payable	(25,282)	(1,412)	5,293
Accrued employment costs	(1,983)	(3,490)	3,865
Income taxes	243	84	(246)
Other, net	2,387	(5,930)	2,824
Net cash provided by (used in) operating activities	23,811	(4,409)	16,607
Investing Activities:
Capital expenditures	(9,157)	(17,354)	(15,388)
Proceeds from sale of property, plant and equipment	-	-	10
Net cash used in investing activities	(9,157)	(17,354)	(15,378)
Financing Activities:
Borrowings under revolving credit facility	115,876	174,907	368,910
Payments on revolving credit facility	(136,877)	(153,632)	(388,728)
Proceeds under New Markets Tax Credit financing, net	-	-	2,835
Proceeds from Paycheck Protection Program Note	10,000	-	-
Payments on term loan facility, finance leases, and notes	(3,809)	(3,904)	(12,364)
Payments of financing costs	-	-	(1,109)
Proceeds from public offering, net of cash expenses	-	-	32,246
Issuance of common stock under share-based plans	150	471	865

Net cash (used in) provided by financing activities	(14,660)	17,842	2,655

Net (decrease) increase in cash and restricted cash	(6)	(3,921)	3,884
Cash and restricted cash at beginning of period	170	4,091	207

Cash and restricted cash at end of period	$164	$170	$4,091

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,885	$3,670	$4,183
Income taxes (refunded) paid, net	$(213)	$69	$102

The following table reconciles cash and restricted cash above to the Consolidated Balance Sheets

For the years ended December 31,	2020	2019	2018
Cash	$164	$170	$3,696
Restricted cash included in other long-term assets	-	-	395
Total cash and restricted cash	$164	$170	$4,091

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
Common			Additional		other
shares		Common	paid-in	Retained	comprehensive	Treasury	Treasury
(dollars in thousands)	outstanding	stock	capital	earnings	income (loss)	shares	stock

Balance at December 31, 2017	7,257,787	$8	$58,514	$135,529	$(93)	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	7,922	-	149	-	-	-	-
Exercise of stock options	50,770	-	716	-	-	-	-
Public offering	1,408,163	1	32,246
Share-based compensation	27,848	-	1,442	-	-	-	-
Capital investment	-	-	33
Net gain on derivative instruments	-	-	-	-	94	-	-
Net income	-	-	-	10,662	-	-	-
Balance at December 31, 2018	8,752,490	9	93,100	146,191	1	292,855	(2,290)

Common stock issuance under
Employee Stock Purchase Plan	31,376	-	418	-	-	-	-
Exercise of stock options	5,325	-	53	-	-	-	-
Share-based compensation	10,245	-	1,411	-	-	1,424	(21)
Net loss on derivative instruments	-	-	-	-	(11)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	4,275	-	-	-
Balance at December 31, 2019	8,799,436	9	94,982	150,487	(31)	294,279	(2,311)

Common stock issuance under
Employee Stock Purchase Plan	21,940	-	150	-	-	-	-
Share-based compensation	62,412	-	1,455	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(14)	-	-
Treasury Stock retirement	-	-	(2,311)	-	-	(294,279)	2,311
Net loss	-	-	-	(19,047)	-	-	-
Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)	-	$-

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when necessary, require letters of credit, guarantees or cash collateral. During 2020, we had one customer which accounted for approximately 23% of our total net sales and 8% of our total accounts receivable balance. The percent of accounts receivable made up by our largest customer is lower than the percent of sales primarily due to timing, as sales to that customer were lowest in the fourth quarter compared to each of the first three quarters. During 2019, we had one customer which accounted for approximately 27% of our total net sales and 9% of our total accounts receivable, and a second customer which accounted for approximately 11% of our total net sales and 17% of our total accounts receivable. During 2018, we had one customer which accounted for approximately 18% of our total net sales and 6% of our total accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 7% of 2020 total net sales, 7% of 2019 total net sales, and 8% of 2018 total net sales. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible. Receivables are charged-off to the allowance when they are deemed to be uncollectible. There was no bad debt expense recorded for the years ended December 31, 2020, 2019 and 2018.

Inventories.  Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and operating supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2020 was an increase of $1.1 million. The net change for the year ended December 31, 2019 was an increase of $0.2 million, and the net change for the year ended December 31, 2018 was an increase of $0.4 million.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives.  During the years ended December 31, 2020, 2019 and 2018, we amortized these operating materials in the amount of $1.7 million, $2.3 million and $2.3 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

We experienced significantly lower activity levels at our production facilities during 2020 caused primarily by the impacts of the COVID-19 pandemic. Due to the lower activity levels, management revised its accounting estimates for the absorption of costs into inventory and, as a result, $8.3 million of fixed overhead costs were not absorbed into inventory and $4.9 million of negative operating efficiency variances were incurred. The total impact of $13.2 million was charged directly to expense during 2020.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a 12 to 36 month period.  Other maintenance costs are expensed as incurred.  Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2020, 2019 and 2018 was $15.9 million, $19.7 million and $18.3 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between five and 20 years.  Our total depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $17.5 million, $16.7 million and $16.4 million, respectively, of which $17.0 million, $16.1 million and $15.9 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was necessary as of December 31, 2020, 2019 and 2018.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.2 million and $0.3 million, respectively, and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows. At December 31, 2020 and 2019, we had $1.2 million and $1.4 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2020, 2019 and 2018.

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

Net (Loss) Income per Common Share.  Net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.

Treasury Stock.  We account for treasury stock under the cost method and include such shares as a reduction of total stockholders’ equity. During 2020, we retired all treasury stock previously acquired.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs.  Recently issued ASUs not listed were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.3 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, respectively.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping activities are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, and consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Twelve Months Ended
	December 31,
	2020	2019
Net sales:
Specialty alloys	$141,838	201,120
Premium alloys (A)	35,239	37,618
Conversion services and other sales	2,654	4,269

Total net sales	$179,731	$243,007

(A) Premium alloys represent all vacuum induction melted (VIM) products.

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2020	2019
(dollars in thousands)
Raw materials and starting stock	$9,286	$9,815
Semi-finished and finished steel products	94,928	127,713
Operating materials	11,502	13,090
Gross inventory	115,716	150,618
Inventory reserves	(4,336)	(3,216)
Total inventory, net	$111,380	$147,402

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2020	2019
(dollars in thousands)
Land and land improvements	$7,847	$7,847
Buildings	52,160	50,974
Machinery and equipment	291,134	281,008
Construction in progress	4,664	9,441
Gross property, plant and equipment	355,805	349,270
Accumulated depreciation	(190,822)	(173,209)
Property, plant and equipment, net	$164,983	$176,061

Note 5: Long-Term Debt

Long-term debt consists of the following:

December 31,	2020	2019
(dollars in thousands)
Term loan	$6,786	$8,215
Revolving credit facility	18,479	39,480
Notes	15,000	17,000
Paycheck Protection Program Note	10,000	-
Finance leases	1,070	1,026
	51,335	65,721
Less: current portion of long-term debt	(16,713)	(3,934)
Less: deferred financing costs	(1,151)	(1,376)

Long-term debt	$33,471	$60,411

Credit Facility

On August 3, 2018, we entered into the Credit Agreement with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility not to exceed $110.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $10.0 million (together with the Revolving Credit Facility, the “Facilities”). The Company was in compliance with all applicable covenants at December 31, 2020.

The Facilities, which expire on August 3, 2023 (the ‘Expiration Date”), are collateralized by a first lien in substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. Further, the Company must maintain undrawn availability under the Credit Agreement at certain times of at least an amount equal to payments due on the notes issued in connection with the acquisition of the North Jackson facility, as defined in the Credit Agreement, plus 12.5% of the maximum borrowing amount of $110.0 million “(Minimum Liquidity”). This requirement exists until the Notes are paid in full, refinanced or extended. At December 31, 2020, the Company was in compliance with the Minimum Liquidity calculation.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities during 2020. At December 31, 2020, the LIBOR based rate was 2.16% on our Revolving Credit Facility and 2.66% for the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. If a triggering event occurs as defined in the Credit Agreement, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling four quarter basis and calculated in accordance with the terms of the Credit Agreement.

At December 31, 2020 and 2019, we had net Credit Agreement related deferred financing costs of approximately $0.5 million and $0.7 million, respectively. We amortized $0.2 million of those deferred financing costs during each of the years ended December 31, 2020 and 2019. We did not record any additional deferred financing costs to the Consolidated Balance Sheet during 2020 or 2019.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2020, are as follows:

(dollars in thousands)
2021	$1,429
2022	1,429
2023	1,429
2024	20,978
$25,265

Paycheck Protection Program Term Note

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association, evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (the “PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. According to the terms of the PPP Term Note, the Company would begin to make 18 equal monthly payments of principal and interest in November 2020 with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. As of December 31, 2020, the Company has not made any principal or interest payments related to the PPP Term Note.

The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the entire principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of December 31, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted approximately $7.7 million of the principal amount would be due within twelve months

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company may be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered lease and utility payments.

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

The Notes were originally scheduled to mature on March 17, 2019. On March 30, 2018, the Company provided notification of its intent to extend the maturity date to March 17, 2020 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2020, principal payments in the aggregate amount of $2.0 million were made in March 2019. On March 18, 2019, the Company provided notification of its intent to extend the maturity date to March 17, 2021 in accordance with the terms of the Notes. Upon the Company’s extension of the maturity date of the Notes to March 17, 2021, principal payments in the aggregate amount of $2.0 million were made in March 2020.

There are no further extension options remaining, and the remaining aggregate principal balance of the Notes outstanding of $15.0 million has been classified within Current portion of long-term debt as of December 31, 2020. The classification is consistent with our intent to pay the notes off in the first quarter of 2021.

In accordance with the terms of the Notes, the Notes have borne interest at a rate of 6.0% per year since August 17, 2017. All accrued and unpaid interest is payable quarterly in arrears on each September 18, December 18, March 18 and June 18.

Note 6: Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2020, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

As of December 31, 2020, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2021	$269	$344
2022	258	319
2023	165	240
2024	71	240
2025	3	80
Total minimum lease payments	$766	$1,223
Less amounts representing interest	(33)	(153)
Present value of minimum lease payments	$733	$1,070
Less current obligations	(265)	(284)
Total long-term lease obligations, net	$468	$786
Weighted-average remaining lease term	3 years	3.5 years

Right-of-use assets recorded to the consolidated balance sheet at December 31, 2020 were $0.7 million for operating leases and $0.8 million for finance leases. For the twelve months ended December 31, 2020, the amortization of finance lease assets was $0.4 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 7: New Markets Tax Credit Financing Transaction

On March 9, 2018, the Company entered into a New Markets Tax Credit financing program with PNC New Markets Investment Partners, LLC and Boston Community Capital, Inc. related to a new mid-size bar cell capital project at the Company’s Dunkirk, NY facility.  PNC New Markets Investment Partners, LLC made a capital contribution and the Company made a loan to Dunkirk Investment Fund, LLC (“Investment Fund”) under the qualified NMTC financing program. Through this financing transaction, the Company secured low interest financing and the potential for other future benefits related to its mid-size bar cell capital project.

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

As of December 31, 2020 and 2019, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2020 and 2019 due to their short-term nature (Level 1). The fair value of the Term Loan and Revolver at December 31, 2020 and 2019 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of the Notes was approximately $15.0 million at December 31, 2020 and $16.9 million at December 31, 2019 (Level 2).

Note 9:  Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.

The notional value of these contracts was $1.2 million at December 31, 2020 and $4.9 million at December 31, 2019. The contracts had a related unrealized loss recorded in accumulated other comprehensive income of less than $0.1 million at December 31, 2020 and 2019.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception was $16 million, and the notional amount will step down throughout the term. The contract had a related unrealized loss recorded in accumulated other comprehensive income of less than $0.1 million at December 31, 2020.

Note 10: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2020, 2019 and 2018 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2020	2019	2018
(dollars in thousands)
Current (benefit) provision
Federal	$(16)	$(7)	$(1)
State	-	22	86
Deferred (benefit) provision
Federal	(5,154)	(279)	2,100
State	(77)	(238)	(250)
(Benefit) provision for income taxes	$(5,247)	$(502)	$1,935

The income tax (benefit) provision reconciled to taxes computed at the statutory federal rate is as follows:

For the years ended December 31,	2020	2019	2018
Tax (benefit) provision at statutory tax rate	$(5,102)	$792	$2,645
State income taxes, net of federal impact	(129)	38	74
Research and development tax credit	(372)	(1,233)	(874)
Valuation allowance, net of federal impact	-	(193)	(167)
Adjustments to deferred taxes	279	41	277
Other, net	77	53	(20)
(Benefit) provision for income taxes	$(5,247)	$(502)	$1,935

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2020	2019
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$10,950	$7,659
Inventory	1,409	970
Share-based compensation	1,919	2,029
Receivables	59	166
Accrued liabilities	271	333
Other	12	7
Total deferred tax assets	$14,620	$11,164
Deferred tax liabilities:
Property, plant and equipment	$19,672	$21,312
Other	673	814
Total deferred tax liabilities	$20,345	$22,126
Total noncurrent deferred income taxes	$5,725	$10,962

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $22.1 million and $8.6 million of net operating loss carryforwards at December 31, 2020 and 2019, respectively. The net operating loss carryforwards begin to expire in 2033.  In addition, we have credit carryforwards associated with our research and development activities of $5.6 million and $5.2 million as of December 31, 2020 and 2019, respectively.  The research and development credit carryforwards begin to expire in 2030.

We have state net operating loss carryforwards of $9.9  million at December 31, 2020 and $8.8 million at December 31, 2019, and the related valuation allowances were $2.8 million at each date. We have state credit carryforwards of $0.2 million at December 31, 2020 and 2019. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2016.  We are subject to examination by most state tax jurisdictions for tax years after 2016.

Note 11: Net Income (Loss) Per Common Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2020, 2019 and 2018 is as follows:

For the years ended December 31,	2020	2019	2018
(dollars in thousands, except per share amounts)
Numerator:
Net (loss) income	$(19,047)	$4,275	$10,662

Denominator:
Weighted average number of shares of common stock outstanding	8,818,974	8,778,753	8,132,632
Weighted average effect of dilutive share-based compensation	-	94,966	215,060
Diluted weighted average number of shares of common stock outstanding	8,818,974	8,873,719	8,347,692

Net (loss) income per common share:
Basic earnings per share	$(2.16)	$0.49	$1.31
Diluted earnings per share	$(2.16)	$0.48	$1.28

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

There were 776,025, 593,975 and 323,250 options to purchase shares of common stock, at an average price of $22.02, $26.91, and $32.36 for the years ended December 31, 2020, 2019 and 2018, respectively, that were not included in the computation of diluted net income per common share because their respective exercise prices were greater than the average market price of our common stock.

Note 12: Share-Based Plans

At December 31, 2020, we had the following share-based compensation plans:

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

When adopted, the 2017 Plan replaced the Omnibus Incentive Plan (“OIP”).  Any awards outstanding under the OIP will remain subject to and be paid under the OIP.  No new awards will be granted under the OIP.  Any shares subject to outstanding awards under the OIP that cease to be subject to such awards after the adoption of the 2017 Plan will increase the shares authorized under the 2017 Plan.  At December 31, 2020, there were 310,142 shares available for grant under the 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012. The OIP permitted the issuance of stock options, restricted stock, restricted stock units and other share-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who were expected to contribute to our future growth and success.  With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2020 under the OIP.

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

A summary of stock option activity as of and for the year ended December 31, 2020 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)
Outstanding at December 31, 2019	252,736	$8.45	896,800	$22.01
Stock options granted	122,300	2.99	122,300	6.91
Stock options vested	(94,230)	8.35	-	-
Stock options forfeited	(36,050)	7.43	(125,525)	21.57
Outstanding at December 31, 2020	244,756	$5.87	893,575	$20.00	5.7
Exercisable at December 31, 2019			648,819	$22.77	4.4

There were no proceeds from stock option exercises during 2020. Proceeds from stock option exercises totaled $0.1 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively. Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $7.48 at December 31, 2020, the aggregate intrinsic value of outstanding stock options was $0.1 million, of which a nominal amount was related to options that were exercisable. Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options. There were no stock options exercised for the year ended December 31, 2020. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2019 was less than $0.1 million.

The total fair value of stock option awards vested during each of the years ended December 31, 2020, 2019 and 2018 was approximately $0.8 million.

Share-based compensation to employees and directors is recognized as compensation expense in the consolidated statements of operations based on the stock options fair value on the measurement date, which is the date of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  The compensation expense recognized, and its related tax effects, are included in additional paid-in capital.

Share-based compensation expense related to stock options totaled $0.8 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $1.2 million at December 31, 2020, and the weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $2.99, $6.71 and $10.33, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2020	2019	2018
Risk-free interest rate	0.37% to 0.94%	1.41% to 2.56%	2.63% to 3.10%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	46% to 51%	47% to 52%	45% to 52%
Weighted-average expected market price volatility	49.2%	49.4%	49.1%
Expected term	4.6 to 6.5 years	4.6 to 6.5 years	4.7 to 6.8 years

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2020 and 2019 is presented below:

		Weighted-average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2018	80,352	$17.97
Restricted stock granted in May	6,368	12.88
Restricted stock vested in May	(4,528)	20.56
Restricted stock granted in November	18,000	14.39
Balance, December 31, 2019	100,192	16.89
Restricted stock granted in May	6,308	7.84
Restricted stock vested in May	(6,652)	18.11
Restricted stock granted in October	11,866	5.80
Restricted stock granted in November	139,500	6.42
Restricted stock vested in December	(44,000)	14.75
Balance, December 31, 2020	207,214	$9.25

Share-based compensation expense related to restricted stock totaled $0.5 million, $0.4 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020 and 2019, we granted 157,674 and 24,368 time-based restricted stock units, respectively, to certain employees and directors. The restricted stock units typically vest over four years for employees and three years for directors. The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.

As of December 31, 2020, total unrecognized compensation cost related to non-vested time-based restricted stock units was $1.9 million.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2020, we have issued 273,307 shares of common stock since the Plan’s inception.

Tax Benefits Preservation Plan

On August 24, 2020, the Company's Board of Directors (the “Board”) adopted the Tax Benefits Preservation Plan (“Rights Agreement”), which is a stockholder rights plan designed to reduce the risk that the Company’s ability to use its net operating loss carryforwards and certain other tax attributes to reduce potential future income tax obligations would become subject to limitation by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986.

Under the Rights Agreement, the Board declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”). The dividend will be paid to the stockholders of record at the close of business on September 3, 2020 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a price of $35.00 (the “Exercise Price”), subject to certain adjustments. The fair value of the Rights was not significant.

The Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person or group of affiliated or associated persons has become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons that, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the Company’s outstanding shares of Common Stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

The Rights, which are not exercisable until the Distribution Date, will expire at or prior to the earliest of (i) the close of business on August 24, 2023; (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; (iv) the time at which the Rights are terminated upon the occurrence of certain mergers or other transactions approved in advance by the Board; and (v) the close of business on the date set by the Board following a determination by the Board that (x) the Rights Agreement is no longer necessary or desirable for the preservation of the Tax Benefits or (y) no Tax Benefits are available to be carried forward or are otherwise available.

There were no issuances of Series A Preferred Stock during the twelve months ended December 31, 2020.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, and a fixed monthly contribution on behalf of each salary employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2019. As of that date, the Trust is not fully funded. We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2020	2019	implemented	2020	2019	2018	imposed
Trust	23-6648508 / 499	Green	Green	No	$711	$945	$880	No

The total expense of all retirement plans for the years ended December 31, 2020, 2019 and 2018 was $1.8 million, $2.1 million and $2.1 million, respectively.  No other post-retirement benefit plans exist.

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2020, our total purchase obligations were approximately $19.3 million, of which approximately $16.9 million will be due in 2021.

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

During the last fiscal quarter of the fiscal year ended December 31, 2020, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2020 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference.  With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2020 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act, to the extent required to be included therein, is incorporated and made a part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2020 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	893,575	$20.00	336,835
Total	893,575	$20.00	336,835

(A) Includes 310,142 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 26,693 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2020, 2019 and 2018	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2020	$295	-	(92)	$203
Year ended December 31, 2019	295	-	-	$295
Year ended December 31, 2018	456	-	(161)	295
Valuation allowance for deferred income taxes:
Year ended December 31, 2020	$2,105	-	-	$2,105
Year ended December 31, 2019	2,298	-	(193)	$2,105
Year ended December 31, 2018	2,465	-	(167)	2,298

(A)

Credits to the allowance for doubtful accounts represent the write-off of bad debts net of recoveries. Credits to the valuation allowance for deferred income taxes represent adjustments to existing valuation allowances.

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.2	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2014.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Universal Stainless & Alloy Products, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Form of Amended and Restated Note, dated January 21, 2016	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2016

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.

4.4	Tax Benefits Preservation Plan, date as of August 24, 2020, by and between Universal Stainless & Alloy Products, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.6	Employment Agreement dated April 2, 2018, between the Company and Christopher T. Scanlon	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.7	Employment Agreement dated April 1, 2020, between the Company and John J. Arminas	Filed herewith.

10.8	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.9	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION
10.10	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.11	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018.

10.13	Universal Stainless & Alloy Products, Inc. 1996 Employee Stock Purchase Plan.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-13511).

10.14	Amendment to the Universal Stainless & Alloy Products, Inc. Employee Stock Purchase Plan, dated as of February 3, 2012.	Incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-184336).

10.15	Amendment to the Universal Stainless & Alloy Products, Inc. 1996 Employee Stock Purchase Plan, dated as of May 12, 2016.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2016.

10.16	Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.17	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.18	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.19	Form of Employee Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Form of Employee RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

EXHIBIT NUMBER	DESCRIPTION
10.21	Form of Retention Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.22	Form of Retention RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.23	Amendment to the Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.24	Amendment to the Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.25	Paycheck Protection Program Term Note, date as of April 15, 2020	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2020.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019 (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL).	Contained in Exhibit 101.

* -	Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2021.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each of the officers and directors of Universal Stainless & Alloy Products, Inc., whose signature appears below in so signing also makes, constitutes and appoints Dennis M. Oates and John Arminas, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 17, 2021
Dennis M. Oates	Director (Principal Executive)

/s/ Christopher T. Scanlon	Vice President of Finance, Chief Financial Officer and	February 17, 2021
Christopher T. Scanlon	Treasurer (Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 17, 2021
Christopher L. Ayers

/s/ Judith L. Bacchus	Director	February 17, 2021
Judith L. Bacchus

/s/ M. David Kornblatt	Director	February 17, 2021
M. David Kornblatt

/s/ Udi Toledano	Director	February 17, 2021
Udi Toledano