Form 10-Q
period 2021-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2021-04-21
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 16, 2021, there were 8,894,822 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Net sales	$37,038	$58,494
Cost of products sold	37,286	53,585

Gross margin	(248)	4,909
Selling, general and administrative expenses	5,231	5,908

Operating loss	(5,479)	(999)
Interest expense and other financing costs	550	952
Other expense (income), net	16	(17)

Loss before income taxes	(6,045)	(1,934)
Income taxes	(1,516)	(523)

Net loss	$(4,529)	$(1,411)

Net loss per common share - Basic	$(0.51)	$(0.16)

Net loss per common share - Diluted	$(0.51)	$(0.16)

Weighted average shares of common stock outstanding
Basic	8,888,815	8,801,337
Diluted	8,888,815	8,801,337

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Net loss	$(4,529)	$(1,411)
Other comprehensive income, net of tax
Unrealized gain on derivatives	15	120
Comprehensive loss	$(4,514)	$(1,291)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$423	$164
Accounts receivable (less allowance for doubtful accounts of $203)	20,669	18,101
Inventory, net	111,596	111,380
Other current assets	7,177	7,471

Total current assets	139,865	137,116

Property, plant and equipment, net	163,693	164,983
Other long-term assets	1,079	947

Total assets	$304,637	$303,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,151	$12,632
Accrued employment costs	3,087	1,826
Current portion of long-term debt	1,893	16,713
Other current liabilities	840	2,722

Total current liabilities	24,971	33,893

Long-term debt, net	49,672	33,471
Deferred income taxes	4,214	5,725
Other long-term liabilities, net	4,305	4,277

Total liabilities	83,162	77,366

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,894,822 and 8,883,788 shares issued, respectively	9	9
Additional paid-in capital	94,585	94,276
Accumulated other comprehensive loss	(30)	(45)
Retained earnings	126,911	131,440

Total stockholders’ equity	221,475	225,680

Total liabilities and stockholders’ equity	$304,637	$303,046

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Operating Activities:
Net loss	$(4,529)	$(1,411)
Adjustments for non-cash items:
Depreciation and amortization	4,834	5,025
Deferred income tax	(1,518)	(525)
Share-based compensation expense	309	511
Changes in assets and liabilities:
Accounts receivable, net	(2,568)	(1,019)
Inventory, net	(639)	12
Accounts payable	6,149	(9,161)
Accrued employment costs	1,261	(687)
Income taxes	7	7
Other	(1,689)	(524)

Net cash provided by (used in) operating activities	1,617	(7,772)

Investing Activity:
Capital expenditures	(2,683)	(4,042)

Net cash used in investing activity	(2,683)	(4,042)

Financing Activities:
Borrowings under revolving credit facility	29,541	49,232
Payments on revolving credit facility	(20,820)	(34,872)
Proceeds from term loan facility	8,571	-
Payments on term loan facility, finance leases, and notes	(15,428)	(2,483)
Payments of financing costs	(539)	-

Net cash provided by financing activities	1,325	11,877

Net increase in cash	259	63
Cash at beginning of period	164	170

Cash at end of period	$423	$233

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	loss	shares	stock

For the three months ended March 31, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)	-	$-
Share-based compensation	11,034	-	309	-	-	-	-
Net gain on derivative instruments	-	-	-	-	15	-	-
Net loss	-	-	-	(4,529)	-	-	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)	-	$-

For the three months ended March 31, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the December 31, 2020 consolidated balance sheet data was derived from the audited financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity is permitted to early adopt the guidance, and we early adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net loss per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2021	2020

Numerator:
Net loss	$(4,529)	$(1,411)

Denominator:
Weighted average number of shares of common stock outstanding	8,888,815	8,801,337
Weighted average effect of dilutive share-based compensation	-	-
Diluted weighted average number of shares of common stock outstanding	8,888,815	8,801,337

Net loss per common share:
Net loss per common share - Basic	$(0.51)	$(0.16)
Net loss per common share - Basic	$(0.51)	$(0.16)

We had options to purchase 757,775 and 741,550 shares of common stock outstanding at a weighted average price of $21.78 and $24.27 for the three months ended March 31, 2021 and 2020, respectively, which were excluded in the computation of diluted net loss per common share. These options were not included in the computation of diluted net loss per common share because their exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020, respectively, excluded 30,553 and 19,650 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $2.0 million and $2.3 million are included in Accounts Receivable in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2021	2020
Net sales:
Specialty alloys	$29,091	$49,920
Premium alloys (A)	7,553	7,664
Conversion services and other sales	394	910

Total net sales	$37,038	58,494

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2021 and 2020, we amortized these operating materials in the amount of $0.4 million and $0.6 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during 2020. As a result, $2.6 million of fixed overhead costs were not absorbed into inventory and $1.8 million of negative operating efficiency variances were incurred during the three months ended March 31, 2021. The total impact of $4.4 million was charged directly to expense in the quarter.

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020

Raw materials and starting stock	$8,944	$9,286
Semi-finished and finished steel products	95,423	94,928
Operating materials	11,198	11,502

Gross inventory	115,565	115,716
Inventory reserves	(3,969)	(4,336)

Total inventory, net	$111,596	$111,380

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2021, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new lease agreement accounted for as an operating lease, and did not enter into any new lease agreements accounted for as a finance lease, during the first quarter of 2021.

As of March 31, 2021, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2021	$238	$255
2022	308	319
2023	214	240
2024	118	240
2025	6	80
Total minimum lease payments	884	1,134
Less amounts representing interest	(37)	(135)
Present value of minimum lease payments	847	999
Less current obligations	(312)	(286)
Total long-term lease obligations, net	$535	$713
Weighted-average remaining lease term	3.0 years	3.2 years

Right-of-use assets recorded to the consolidated balance sheet at March 31, 2021 were $0.8 million for operating leases and $1.0 million for finance leases. For the three months ended March 31, 2021, the amortization of finance lease assets was $0.1 million, and was included in cost of products sold in the Consolidated Statements of Operations.

The Company applies the practical expedient allowed under Leases (Topic 842) to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the interest rate implicit in the lease, when available, or the Company’s incremental borrowing rate. The incremental borrowing rate was determined with reference to the interest rate applicable under revolving credit facility discussed in Note 6, Long-Term Debt, as this facility is collateralized by a first lien on substantially all of the assets of the Company and its term is similar to the term of our leases.

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020

Revolving credit facility	$27,200	$18,479
Term loan	15,000	6,786
Paycheck Protection Program Note	10,000	10,000
Notes	-	15,000
Finance leases	999	1,070

Total debt	53,199	51,335
Less: current portion of long-term debt	(1,893)	(16,713)
Less: deferred financing costs	(1,634)	(1,151)

Long-term debt, net	$49,672	$33,471

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the New Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner (“PNC Capital Markets”). The Credit Agreement replaces our prior credit agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and at March 31, 2021.

The Facilities, which expire on March 17, 2026 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. The Company must maintain undrawn availability under the Credit Agreement of at least $11.0 million. That requirement can be overcome if the Company maintains a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling two-quarter basis and calculated in accordance with the terms of the Credit Agreement.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company pays quarterly installments of the principal of approximately $0.5 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning after June 30, 2021. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2021, which was 2.61% on our Revolving Credit Facility and 3.11% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at March 31, 2021 and will be amortized to interest expense over the life of the Credit Agreement. At March 31, 2021, we had total Credit Agreement related net deferred financing costs of approximately $1.0 million. For the three months ended March 31, 2021, we amortized $0.1 million of those deferred financing costs.

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

As of March 31, 2021, the Company has not made any principal or interest payments related to the PPP Term Note.

The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the full principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of March 31, 2021. Under the existing terms of the PPP Term Note, if no forgiveness were granted the entire principal amount would be due within approximately twelve months.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million (the “Notes”), each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes were collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes.

The Notes were originally scheduled to mature on March 17, 2019. In 2019, the Company extended the maturity date to March 17, 2020 in accordance with the terms of the Notes. In 2020, the Company extended the maturity date to March 17, 2021 in accordance with the terms of the Notes. The Company made partial principal payments on the notes upon extension, and an aggregate principal amount of $15.0 million remained outstanding at the 2021 maturity date. On March 17, 2021, the Company paid the remaining principal balance and all applicable interest to settle the notes obligation.

The Notes had an applicable interest at a rate of 6.0% per year from August 17, 2017 until the time they were paid off. All accrued and unpaid interest was payable quarterly in arrears on September 18, December 18, March 18 and June 18 of each year.

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

As of March 31, 2021 and December 31, 2020, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2021 and December 31, 2020 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at March 31, 2021 and December 31, 2020 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at December 31, 2020 (Level 2).

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

For the three months ended March 31, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 25.8% and 28.3%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 25.8% for 2021 is primarily due to research and development credits.

Discrete items during the three months ended March 31, 2021 and 2020 were not significant, and our ETR for the first quarter in each year was 25.1% and 27.0%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $0.9 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively, and a related unrealized loss of less than $0.1 million was recorded in accumulated other comprehensive income at each date.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and at March 31, 2021 was $16 million, and the notional amount will step down throughout the term. The contract had a related unrealized loss recorded in accumulated other comprehensive income of less than $0.1 million at March 31, 2021 and December 31, 2020.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2021 were $37.0 million, an increase of $5.7 million, or 18.2%, from the fourth quarter of 2020. During this period, sales to our largest end market, aerospace, increased $5.0 million, or 29.1%. Sales increased in all our end markets compared to the fourth quarter of 2020, except for General Industrial.

Total company backlog, before surcharges, at the end of the first quarter was $58.0 million, an increase of $10.0 million, or 21.0%, compared to the end of 2020. This is the result of first quarter order entry that was stronger than any quarter in 2020.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $7.6 million and comprised 20.4% of total sales. This percentage of sales was an increase compared to both the first and fourth quarters of 2020. Our premium alloy products are primarily sold to the aerospace end market.

Compared to the first quarter of 2020, sales decreased by $21.5 million, or 36.7%. The decrease was spread among all our end markets and is primarily due to the economic impact of the COVID-19 pandemic on our customers and the markets we serve.

Our gross margin for the first quarter was a loss of $0.2 million, or negative 0.7% of net sales, compared to a loss of $5.1 million, or negative 16.2% of net sales, for the fourth quarter of 2020. Gross margin in the first quarter of 2020 was $4.9 million, or positive 8.4% of net sales. The first quarter 2021 negative margin was due to direct charges recorded to the income statement as a result of lower activity levels caused by the COVID-19 pandemic. As lower activity levels at our production facilities continued in the first quarter of 2021, $2.6 million of fixed overhead costs were not absorbed into inventory and were charged directly to expense during the quarter. Without these direct charges, gross margin was 6.2%.

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

Results of Operations

Three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	Three months ended March 31,
(in thousands, except shipped ton information)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$37,038	100.0	$58,494	100.0	$(21,456)	(36.7)
Cost of products sold	37,286	100.7	53,585	91.6	(16,299)	(30.4)

Gross margin	(248)	(0.7)	4,909	8.4	(5,157)	(105.1)
Selling, general and administrative expenses	5,231	14.1	5,908	10.1	(677)	(11.5)

Operating loss	(5,479)	(14.8)	(999)	(1.7)	(4,480)	(448.4)
Interest expense	494	1.3	896	1.5	(402)	(44.9)
Deferred financing amortization	56	0.2	56	0.1	-	-
Other expense (income), net	16	-	(17)	-	33	194.1

Loss before income taxes	(6,045)	(16.3)	(1,934)	(3.3)	(4,111)	(212.6)
Income taxes	(1,516)	(4.1)	(523)	(0.9)	(993)	(189.9)

Net loss	$(4,529)	(12.2)%	$(1,411)	(2.4)%	$(3,118)	(221.0)

Tons shipped	7,048		10,120		(3,072)	(30.4)

Sales dollars per shipped ton	$5,255		$5,780		$(525)	(9.1)%

Market Segment Information
	Three months ended March 31,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$25,844	69.8%	$42,884	73.3%	$(17,040)	(39.7)%
Original equipment manufacturers	4,795	12.9	5,695	9.7	(900)	(15.8)
Rerollers	3,793	10.2	5,105	8.7	(1,312)	(25.7)
Forgers	2,212	6.0	3,900	6.7	(1,688)	(43.3)
Conversion services and other	394	1.1	910	1.6	(516)	(56.7)

Total net sales	$37,038	100.0%	$58,494	100.0%	$(21,456)	(36.7)%

Melt Type Information
	Three months ended March 31,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$29,091	78.5%	$49,920	85.3%	$(20,829)	(41.7)%
Premium alloys (A)	7,553	20.4	7,664	13.1	(111)	(1.4)
Conversion services and other	394	1.1	910	1.6	(516)	(56.7)

Total net sales	$37,038	100.0%	$58,494	100.0%	$(21,456)	(36.7)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$22,227	60.0%	$42,398	72.5%	$(20,171)	(47.6)%
Power generation	1,199	3.2	2,217	3.8	(1,018)	(45.9)
Oil & gas	3,066	8.3	4,404	7.5	(1,338)	(30.4)
Heavy equipment	8,080	21.8	6,141	10.5	1,939	31.6
General industrial, conversion services and other	2,466	6.7	3,334	5.7	(868)	(26.0)

Total net sales	$37,038	100.0%	$58,494	100.0%	$(21,456)	(36.7)%

Net sales:

Net sales for the three months ended March 31, 2021 decreased $21.5 million, or 36.7%, compared to the same period in the prior year. This was caused by the economic impact of the COVID-19 pandemic on our customers and end markets, and ultimately our order levels.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2021 was negative 0.7% compared to positive 8.4% for the three months ended March 31, 2020. The decrease is due to direct charges recorded to the income statement as a result of lower activity levels caused by the COVID-19 pandemic. As lower activity levels at our production facilities continued in the first quarter of 2021, $2.6 million of fixed overhead costs were not absorbed into inventory and $1.8 million of negative operating efficiency variances were incurred. The total impact of $4.4 million was charged directly to expense during the quarter. Without these direct charges, gross margin was 11.1%.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.7 million for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily due to lower net salary and benefit related costs, due to lower headcount.

Interest expense and other financing costs:

Interest expense totaled approximately $0.5 million in the first quarter of 2021 compared to $0.9 million in the first quarter of 2020. The decrease reflects the benefit of lower interest rates as well as lower overall average debt levels.

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

For the three months ended March 31, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 25.8% and 28.3%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 25.8% for 2021 is primarily due to research and development credits.

Discrete items during the three months ended March 31, 2021 and 2020 were not significant, and our ETR for the first quarter in each year was 25.1% and 27.0%, respectively.

Net loss:

For the three months ended March 31, 2021, the Company recorded a net loss of $4.5 million, or $0.51 per diluted share, compared to a net loss of $1.4 million, or $0.16 per diluted share, for the three months ended March 31, 2020.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At March 31, 2021, we maintained approximately $38.8 million of remaining availability under our revolving credit facility.

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

As of March 31, 2021, the Company has not made any principal or interest payments related to the PPP Term Note.

The Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are unable to estimate the timing of the completion of the forgiveness process. We have elected to classify the full principal balance of the PPP Term Note within Long-term debt, net on the consolidated balance sheet as of March 31, 2021. Under the existing terms of the PPP Term Note, if no forgiveness were granted the entire principal amount would be due within approximately twelve months.

Net cash provided by (used in) operating activities:

During the three months ended March 31, 2021, net cash of $1.6 million was generated from operating activities. Our net loss, after adjustments for non-cash expenses, used $0.9 million. We generated $1.1 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased $2.6 million due to higher sales, while inventory increased $0.6 million. Accounts payable increased $6.1 million due to increased production activity compared to the end of 2020, and other current liabilities decreased $1.9 million. We also generated $1.5 million of cash from other assets and liabilities.

During the three months ended March 31, 2020, net cash used in operating activities was $7.8 million. Our net loss, after adjustments for non-cash expenses, generated $3.6 million. We utilized $10.2 million of cash from managed working capital. Accounts receivable increased $1.0 million, due to higher sales, while inventory was approximately flat. Accounts payable decreased $9.2 million due to decreased melt activity and timing of payments in the quarter, and a reduction in operational spend activity. The balance of other current liabilities was approximately flat. In addition, we utilized $1.2 million of cash from other assets and liabilities, primarily consisting of payments of accrued employment costs.

Net cash used in investing activities:

During the three months ended March 31, 2021, we used $2.7 million of cash for capital expenditures, compared to $4.0 million for the same period in the prior year. Approximately $1.7 million of the current quarter total is related to strategic projects to expand our melt and remelt capabilities related to premium products. 2021 capital spending is expected to approximate $11.0 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $1.3 million the three months ended March 31, 2021, compared to $11.9 million for the same period in the prior year. The decrease was due to lower capital expenditures and working capital needs.

Financing activities included the impacts of amending our credit agreement, primarily the proceeds of $8.6 million received from increasing our term loan principal balance to $15.0 million. The proceeds from the term loan facility and borrowings on our revolving credit facility were used to pay the $15.0 million in notes that matured during the quarter.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first three months of 2021 and 2020. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. We maintain sales price surcharge to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the New Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner (“PNC Capital Markets”). The Credit Agreement replaces our prior credit agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and at March 31, 2021.

The Facilities, which expire on March 17, 2026 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. The Company must maintain undrawn availability under the Credit Agreement of at least $11.0 million. That requirement can be overcome if the Company maintains a fixed charge coverage ratio of not less than 1.10 to 1.0 measured on a rolling two quarter basis and calculated in accordance with the terms of the Credit Agreement.

The Company is required to pay a commitment fee of 0.25% based on the daily unused portion of the Revolving Credit Facility.

With respect to the Term Loan, the Company pays quarterly installments of the principal of approximately $0.5 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning after June 30, 2021. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2021, which was 2.61% on our Revolving Credit Facility and 3.11% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at March 31, 2021 and will be amortized to interest expense over the life of the Credit Agreement. At March 31, 2021, we had total Credit Agreement related net deferred financing costs of approximately $1.0 million. For the three months ended March 31, 2021, we amortized $0.1 million of those deferred financing costs.

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of notes to the sellers of the North Jackson facility as partial consideration of the acquisition.

On January 21, 2016, the Company entered into Amended and Restated Notes in the aggregate principal amount of $20.0 million (the “Notes”), each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes were collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes.

The Notes were originally scheduled to mature on March 17, 2019. In 2019, the Company extended the maturity date to March 17, 2020 in accordance with the terms of the Notes. In 2020, the Company extended the maturity date to March 17, 2021 in accordance with the terms of the Notes. The Company made partial principal payments on the notes upon extension, and an aggregate principal amount of $15.0 million remained outstanding at the 2021 maturity date. On March 17, 2021, the Company paid the remaining principal balance and all applicable interest to settle the notes obligation.

The Notes had an applicable interest at a rate of 6.0% per year from August 17, 2017 until the time they were paid off. All accrued and unpaid interest was payable quarterly in arrears on September 18, December 18, March 18 and June 18 of each year.

Leases

The Company periodically enters into leases in its normal course of business. Operating lease liabilities and right-of-use assets are recorded to the consolidated balance sheet at the present value of minimum lease payments. The assets are included in Other long-term assets in the consolidated balance sheets and are amortized over the respective terms, which are five years or less. The long-term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities.

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

The Company entered into one new lease agreement accounted for as an operating during the first quarter of 2021, and did not enter into any finance lease agreements during the quarter.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A. “Risk Factors.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer (in his capacity as the Company’s principal executive, financial and accounting officer), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2021

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)