Form 10-Q
period 2021-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2021-07-21
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 16, 2021, there were 8,917,858 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$38,502	$52,479	$75,540	$110,973
Cost of products sold	36,338	50,542	73,624	104,127

Gross margin	2,164	1,937	1,916	6,846
Selling, general and administrative expenses	5,151	5,397	10,382	11,305

Operating loss	(2,987)	(3,460)	(8,466)	(4,459)
Interest expense and other financing costs	492	807	1,042	1,759
Other expense (income), net	7	3	23	(14)

Loss before income taxes	(3,486)	(4,270)	(9,531)	(6,204)
Income taxes	(993)	(939)	(2,509)	(1,462)

Net loss	$(2,493)	$(3,331)	$(7,022)	$(4,742)

Net loss per common share - Basic	$(0.28)	$(0.38)	$(0.79)	$(0.54)

Net loss per common share - Diluted	$(0.28)	$(0.38)	$(0.79)	$(0.54)

Weighted average shares of common stock outstanding
Basic	8,900,460	8,810,396	8,894,669	8,805,866
Diluted	8,900,460	8,810,396	8,894,669	8,805,866

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(2,493)	$(3,331)	$(7,022)	$(4,742)
Other comprehensive income, net of tax
Unrealized gain (loss) on derivatives	5	(25)	20	95
Comprehensive loss	$(2,488)	$(3,356)	$(7,002)	$(4,647)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$158	$164
Accounts receivable (less allowance for doubtful accounts of $201 and $203, respectively)	21,311	18,101
Inventory, net	120,842	111,380
Other current assets	6,119	7,471

Total current assets	148,430	137,116

Property, plant and equipment, net	161,009	164,983
Other long-term assets	1,005	947

Total assets	$310,444	$303,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,197	$12,632
Accrued employment costs	4,542	1,826
Current portion of long-term debt	2,432	16,713
Other current liabilities	963	2,722

Total current liabilities	33,134	33,893

Long-term debt, net	50,521	33,471
Deferred income taxes	3,221	5,725
Other long-term liabilities, net	4,191	4,277

Total liabilities	91,067	77,366

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,917,858 and 8,883,788 shares issued, respectively	9	9
Additional paid-in capital	94,975	94,276
Accumulated other comprehensive loss	(25)	(45)
Retained earnings	124,418	131,440

Total stockholders’ equity	219,377	225,680

Total liabilities and stockholders’ equity	$310,444	$303,046

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020

Operating Activities:
Net loss	$(7,022)	$(4,742)
Adjustments for non-cash items:
Depreciation and amortization	9,639	9,989
Deferred income tax	(2,510)	(1,443)
Share-based compensation expense	581	834
Changes in assets and liabilities:
Accounts receivable, net	(3,210)	2,406
Inventory, net	(10,288)	11,279
Accounts payable	12,327	(21,583)
Accrued employment costs	2,716	1,020
Income taxes	3	230
Other	(533)	1,593

Net cash provided by (used in) operating activities	1,703	(417)

Investing Activity:
Capital expenditures	(4,483)	(7,224)

Net cash used in investing activity	(4,483)	(7,224)

Financing Activities:
Borrowings under revolving credit facility	56,008	82,680
Payments on revolving credit facility	(45,887)	(82,070)
Proceeds from term loan facility	8,571	-
Proceeds from Paycheck Protection Program Note	-	10,000
Payments on term loan facility, finance leases, and notes	(15,497)	(2,962)
Issuance of common stock under share-based plans	118	86
Payments of financing costs	(539)	-

Net cash provided by financing activities	2,774	7,734

Net (decrease) increase in cash	(6)	93
Cash at beginning of period	164	170

Cash at end of period	$158	$263

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	loss	shares	stock

For the six months ended June 30, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)	-	$-
Share-based compensation	11,034	-	309	-	-	-	-
Net gain on derivative instruments	-	-	-	-	15	-	-
Net loss	-	-	-	(4,529)	-	-	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)	-	$-
Common stock issuance under
Employee Stock Purchase Plan	11,271	-	71	-	-	-	-
Other share-based plans	5,272	-	47	-	-	-	-
Share-based compensation	6,493	-	272	-	-	-	-
Net gain on derivative instruments	-	-	-	-	5	-	-
Net loss	-	-	-	(2,493)	-	-	-
Balance at June 30, 2021	8,917,858	$9	$94,975	$124,418	$(25)	-	$-

For the six months ended June 30, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	11,884	-	86	-	-	-	-
Share-based compensation	14,732	-	323	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(25)
Net loss	-	-	-	(3,331)
Balance at June 30, 2020	8,829,732	$9	$95,902	$145,745	$64	294,279	$(2,311)

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

Note 2: Net loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020

Numerator:
Net loss	$(2,493)	$(3,331)	$(7,022)	$(4,742)

Denominator:
Weighted average number of shares of common stock outstanding	8,900,460	8,810,396	8,894,669	8,805,866
Weighted average effect of dilutive share-based compensation	-	-	-	-
Diluted weighted average number of shares of common stock outstanding	8,900,460	8,810,396	8,894,669	8,805,866

Net loss per common share:
Net loss per common share - Basic	$(0.28)	$(0.38)	$(0.79)	$(0.54)
Net loss per common share - Basic	$(0.28)	$(0.38)	$(0.79)	$(0.54)

We had options to purchase 710,750 and 863,025 shares of common stock outstanding at a weighted average price of $22.05 and $21.94 for the three months ended June 30, 2021 and 2020, respectively, which were excluded in the computation of diluted net loss per common share. We had options to purchase 710,750 and 810,100 shares of common stock outstanding at a weighted average price of $22.05 and $22.81 for the six months ended June 30, 2021 and 2020, respectively, which were excluded in the computation of diluted net loss per common share. These options were not included in the computation of diluted net loss per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three months ended June 30, 2021 and 2020, respectively, excluded 39,965 and 55 shares for the assumed exercise of stock options as a result of being in a net loss position. The calculation of diluted net loss per share for the six months ended June 30, 2021 and 2020, respectively, excluded 35,372 and 7,571 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.9 million and $2.3 million are included in Accounts Receivable in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales:
Specialty alloys	$32,295	$39,102	$61,386	$89,022
Premium alloys (A)	5,894	12,442	13,447	20,106
Conversion services and other sales	313	935	707	1,845

Total net sales	$38,502	52,479	$75,540	110,973

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2021 and 2020, we amortized these operating materials in the amount of $0.8 million and $1.1 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during the third quarter of 2020. During the three months ended June 30, 2021, $2.1 million of fixed overhead costs were not absorbed into inventory and $1.5 million of negative operating efficiency variances were incurred. The total impact of $3.6 million was charged directly to expense in the quarter.

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020

Raw materials and starting stock	$9,398	$9,286
Semi-finished and finished steel products	104,474	94,928
Operating materials	11,430	11,502

Gross inventory	125,302	115,716
Inventory reserves	(4,460)	(4,336)

Total inventory, net	$120,842	$111,380

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2021, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company did not enter into any new agreements accounted for as an operating lease or a finance lease during the second quarter of 2021.

As of June 30, 2021, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2021	$159	$170
2022	308	319
2023	214	240
2024	118	240
2025	6	80
Total minimum lease payments	805	1,049
Less amounts representing interest	(31)	(119)
Present value of minimum lease payments	774	930
Less current obligations	(312)	(289)
Total long-term lease obligations, net	$462	$641
Weighted-average remaining lease term	2.8 years	3.0 years

Right-of-use assets, net of accumulated amortization, recorded to the consolidated balance sheet at June 30, 2021 were $0.8 million for operating leases and $0.7 million for finance leases.

The amortization of finance lease assets was $0.1 million for the six months ended June 30, 2021, and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020

Revolving credit facility	$28,600	$18,479
Term loan	15,000	6,786
Paycheck Protection Program Note	10,000	10,000
Notes	-	15,000
Finance leases	930	1,070

Total debt	54,530	51,335
Less: current portion of long-term debt	(2,432)	(16,713)
Less: deferred financing costs	(1,577)	(1,151)

Long-term debt, net	$50,521	$33,471

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association (“PNC Bank”), as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our prior credit agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and through June 30, 2021.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2021, which was approximately 2.60% on our Revolving Credit Facility and 3.10% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. At June 30, 2021, we had total Credit Agreement related net deferred financing costs of $1.0 million. For the six months ended June 30, 2021, we amortized $0.1 million of those deferred financing costs.

Paycheck Protection Program Term Note

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (the “PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

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

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. According to the terms of the PPP Term Note, the Company would begin to make 18 equal monthly payments of principal and interest in November 2020 with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default. As of June 30, 2021, the Company has not made any principal or interest payments related to the PPP Term Note.

The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. In July 2021, the Company was notified by PNC Bank of forgiveness of the note by the United States Small Business Administration. Accordingly, the PPP Term Note was forgiven in its entirety, including all related accrued interest.

At June 30, 2021, we have continued to classify the full principal balance of $10.0 million within Long-term debt, net on the consolidated balance sheet. We will recognize forgiveness of the PPP Term Note in the 2021 third quarter.

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

As of June 30, 2021 and December 31, 2020, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2021 and December 31, 2020 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at June 30, 2021 and December 31, 2020 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at December 31, 2020 (Level 2).

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

For the six months ended June 30, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 27.5% and 24.7%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 27.5% for 2021 is primarily due to research and development credits.

Discrete items during the six months ended June 30, 2021 and 2020 were not significant and were primarily related to expense recorded upon the expiration of stock options, and our ETR for the first half of each year was 26.3% and 23.6%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $0.9 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively, and a related unrealized loss of less than $0.1 million was recorded in accumulated other comprehensive loss at each date.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and at June 30, 2021 was $16 million, and the notional amount will step down throughout the term. The contract had a related unrealized loss recorded in accumulated other comprehensive loss of less than $0.1 million at June 30, 2021 and December 31, 2020.

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

Sales in the second quarter of 2021 were $38.5 million, an increase of $1.5 million, or 4.0%, from the first quarter. Compared to the first quarter, sales to all our end markets except aerospace increased. Sales to aerospace, our largest end market, decreased. Recovery in sales to commercial aerospace is expected in the second half of 2021 and 2022, which is supported by our recent order entry and growing backlog.

Total Company backlog, before surcharges, at the end of the second quarter was $98.9 million, an increase of 70.6% over the first quarter level of $58.0 million. This is the second quarter in a row of double-digit growth in our backlog after a low point at the end of 2020.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $5.9 million and comprised 15.3% of total sales. This was a decrease compared to the first quarter and driven by the decline in aerospace sales, as our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the second quarter was $2.2 million, or 5.6% of net sales, compared to a loss of $0.2 million, or negative 0.7% of net sales, for the first quarter. Gross margin in the second quarter of 2020 was $1.9, million or 3.7% of net sales. The second quarter 2021 gross margin included direct charges recorded to the income statement as a result of lower activity levels caused by the COVID-19 pandemic. As lower activity levels at our production facilities continued, $2.1 million of fixed overhead costs were not absorbed into inventory and were charged directly to expense during the quarter.

COVID-19 Pandemic

While the Company’s four plants continued to operate throughout 2020 and the first half of 2021, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges are expected to continue in the third quarter and may continue thereafter. These factors may have additional far reaching impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	Three months ended June 30,
(in thousands, except shipped ton information)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$38,502	100.0	$52,479	100.0	$(13,977)	(26.6)
Cost of products sold	36,338	94.4	50,542	96.3	(14,204)	(28.1)

Gross margin	2,164	5.6	1,937	3.7	227	11.7
Selling, general and administrative expenses	5,151	13.4	5,397	10.3	(246)	(4.6)

Operating loss	(2,987)	(7.8)	(3,460)	(6.6)	473	13.7
Interest expense	436	1.1	750	1.4	(314)	(41.9)
Deferred financing amortization	56	0.1	57	0.1	(1)	(1.8)
Other expense, net	7	-	3	-	4	133.3

Loss before income taxes	(3,486)	(9.0)	(4,270)	(8.1)	784	18.4
Income taxes	(993)	(2.6)	(939)	(1.8)	(54)	(5.8)

Net loss	$(2,493)	(6.4)%	$(3,331)	(6.3)%	$838	25.2

Tons shipped	7,268		8,987		(1,719)	(19.1)

Sales dollars per shipped ton	$5,297		$5,839		$(542)	(9.3)%

Market Segment Information
	Three months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$28,008	72.7%	$35,010	66.7%	$(7,002)	(20.0)%
Original equipment manufacturers	2,785	7.2	6,524	12.4	(3,739)	(57.3)
Rerollers	5,114	13.3	5,334	10.2	(220)	(4.1)
Forgers	2,282	6.0	4,676	8.9	(2,394)	(51.2)
Conversion services and other	313	0.8	935	1.8	(622)	(66.5)

Total net sales	$38,502	100.0%	$52,479	100.0%	$(13,977)	(26.6)%

Melt Type Information
	Three months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$32,295	83.9%	$39,102	74.5%	$(6,807)	(17.4)%
Premium alloys (A)	5,894	15.3	12,442	23.7	(6,548)	(52.6)
Conversion services and other	313	0.8	935	1.8	(622)	(66.5)

Total net sales	$38,502	100.0%	$52,479	100.0%	$(13,977)	(26.6)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$21,318	55.4%	$37,150	70.8%	$(15,832)	(42.6)%
Power generation	1,407	3.7	2,116	4.0	(709)	(33.5)
Oil & gas	3,938	10.2	3,619	6.9	319	8.8
Heavy equipment	9,273	24.1	5,561	10.6	3,712	66.8
General industrial, conversion services and other	2,566	6.6	4,033	7.7	(1,467)	(36.4)

Total net sales	$38,502	100.0%	$52,479	100.0%	$(13,977)	(26.6)%

Net sales:

Net sales for the three months ended June 30, 2021 decreased $14.0 million, or 26.6%, compared to the same period in the prior year. This was caused by the economic impact of the COVID-19 pandemic on our customers and end markets, and ultimately our order levels.

Gross margin:

As a percent of net sales, our gross margin for the three months ended June 30, 2021 was 5.6%, compared to 3.7% for the three months ended June 30, 2020. The increase is due in part to the benefit of operating efficiencies at our facilities within the cost of products sold during the period, as well as higher surcharges in our sales price.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.2 million for the three months ended June 30, 2021 compared to the same period in the prior year. The decrease reflects lower salary and benefit related costs due to lower headcount, partly offset by an increase in accruals for incentive compensation.

Interest expense and other financing costs:

Interest expense totaled approximately $0.4 million in the second quarter of 2021 compared to $0.8 million in the second quarter of 2020. The decrease reflects the benefit of lower interest rates as well as lower overall average debt levels.

Income taxes:

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

For the three months ended June 30, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 27.5% and 24.7%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 27.5% for 2021 is primarily due to research and development credits.

Discrete items during the three months ended June 30, 2021 and 2020 were not significant and were primarily related to expense recorded upon the expiration of stock options. Our ETR for the three months ended June 30, 2021 and 2020 was 28.5% and 22.0%, respectively.

Net loss:

For the three months ended June 30, 2021, the Company recorded a net loss of $2.5 million, or $0.28 per diluted share, compared to a net loss of $3.3 million, or $0.38 per diluted share, for the three months ended June 30, 2020.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

	Six months ended June 30,
(in thousands, except shipped ton information)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Total net sales	75,540	100.0	110,973	100.0	(35,433)	(31.9)
Cost of products sold	73,624	97.5	104,127	93.8	(30,503)	(29.3)

Gross margin	1,916	2.5	6,846	6.2	(4,930)	(72.0)
Selling, general and administrative expenses	10,382	13.7	11,305	10.2	(923)	(8.2)

Operating loss	(8,466)	(11.2)	(4,459)	(4.0)	(4,007)	89.9
Interest expense	930	1.2	1,646	1.5	(716)	(43.5)
Deferred financing amortization	112	0.2	113	0.1	(1)	(0.9)
Other expense (income), net	23	-	(14)	-	37	(264.3)

Loss before income taxes	(9,531)	(12.6)	(6,204)	(5.6)	(3,327)	53.6
Income taxes	(2,509)	(3.3)	(1,462)	(1.3)	(1,047)	71.6

Net loss	$(7,022)	(9.3)%	$(4,742)	(4.3)%	$(2,280)	(48.1)

Tons shipped	14,316		19,107		(4,791)	(25.1)

Sales dollars per shipped ton	$5,277		$5,808		$(531)	(9.1)%

Market Segment Information
	Six months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$53,852	71.3%	$77,894	70.2%	$(24,042)	(30.9)%
Original equipment manufacturers	7,580	10.0	12,219	11.0	(4,639)	(38.0)
Rerollers	8,907	11.8	10,439	9.4	(1,532)	(14.7)
Forgers	4,494	5.9	8,576	7.7	(4,082)	(47.6)
Conversion services and other sales	707	1.0	1,845	1.7	(1,138)	(61.7)

Total net sales	$75,540	100.0%	$110,973	100.0%	$(35,433)	(31.9)%

Melt Type Information
	Six months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$61,386	81.3%	$89,022	80.2%	$(27,636)	(31.0)%
Premium alloys (A)	13,447	17.8	20,106	18.1	(6,659)	(33.1)
Conversion services and other sales	707	0.9	1,845	1.7	(1,138)	(61.7)

Total net sales	$75,540	100.0%	$110,973	100.0%	$(35,433)	(31.9)%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$43,545	57.6%	$79,548	71.7%	$(36,003)	(45.3)%
Power generation	2,606	3.4	4,333	3.9	(1,727)	(39.9)
Oil & gas	7,004	9.3	8,023	7.2	(1,019)	(12.7)
Heavy equipment	17,353	23.0	11,702	10.5	5,651	48.3
General industrial, conversion services and other sales	5,032	6.7	7,367	6.7	(2,335)	(31.7)

Total net sales	$75,540	100.0%	$110,973	100.0%	$(35,433)	(31.9)%

Net sales:

Net sales for the six months ended June 30, 2021 decreased $35.4 million, or 31.9%, compared to the six months ended June 30, 2020. This reflects decreases in consolidated shipment volume of 25.1% and average sales dollar per shipped ton of 9.1%. The decrease in volume was caused by the economic impact of the COVID-19 pandemic on our customers and end markets, and ultimately our order levels. The decrease in sales dollars per shipped ton is due to the lower mix of aerospace and premium alloy products as a percent of sales, which was also driven by the overall economic impact of the pandemic on the end markets we serve.

Gross margin:

Our gross margin, as a percent of sales, was 2.5% for the six months ended June 30, 2021 compared to 6.2% for the six months ended June 30, 2020. The decrease is primarily the result of higher direct charges associated with lower activity levels due to the economic downturn in the first half of 2021 compared to the first half of 2020. The total fixed overhead amount directly charged to the income statement due to low activity in the first half of 2021 was $4.7 million, compared with $0.2 million in the same period in the prior year.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.9 million for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease reflects lower salary and benefit related costs due to lower headcount, partly offset by an increase in accruals for incentive compensation.

Interest expense and other financing costs:

Interest expense totaled approximately $0.9 million in the first half of 2021 compared to $1.6 million in the first half of 2020. The decrease reflects the benefit of lower interest rates as well as lower overall average debt levels.

Income taxes:

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision includes tax on ordinary income provided at the most recent estimated annual ETR, increased or decreased for the tax effect of discrete items.

For the six months ended June 30, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 27.5% and 24.7%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 27.5% for 2021 is primarily due to research and development credits.

Discrete items during the six months ended June 30, 2021 and 2020 were not significant and were primarily related to expense recorded upon the expiration of stock options. Our ETR for the first half of each year was 26.3% and 23.6%, respectively

Net loss:

For the six months ended June 30, 2021, the Company recorded a net loss of $7.0 million, or $0.79 per diluted share, compared to a net loss of $4.7 million, or $0.54 per diluted share, for the six months ended June 30, 2020.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At June 30, 2021, we maintained approximately $42.1 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association (“PNC Bank”), evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (the “PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Term Note is guaranteed by the United States Small Business Administration.

Through June 30, 2021, the Company has not made any principal or interest payments related to the PPP Term Note. The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. In July 2021, PNC Bank notified the Company of forgiveness of the note by the United States Small Business Administration. Accordingly, the PPP Term Note was forgiven in its entirety, including all related accrued interest.

At June 30, 2021, we have continued to classify the full principal balance of $10.0 million within Long-term debt, net on the consolidated balance sheet. We will recognize forgiveness of the PPP Term Note in the 2021 third quarter

Net cash provided by (used in) operating activities:

During the six months ended June 30, 2021, net cash of $1.7 million was generated from operating activities. Our net loss, after adjustments for non-cash expenses, generated $0.7 million. We used $2.9 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased due to higher sales in the 2021 second quarter compared to the 2020 fourth quarter, while inventory increased $10.3 million to support our growing backlog. Accounts payable increased $12.3 as well in line with the increased production activity compared to the end of 2020, and other current liabilities decreased $1.8 million. We also generated $3.9 million of cash from other assets and liabilities.

During the six months ended June 30, 2020, net cash used in operating activities was $0.4 million. Our net loss, after adjustments for non-cash expenses, generated $4.6 million. We utilized $8.0 million of cash on managed working capital. Accounts receivable decreased due to lower sales, and both inventory and accounts payable decreased due to lower melt activity levels and lower purchasing related to strategic spend reduction initiatives. In addition, we generated $2.9 million of cash from other assets and liabilities, primarily consisting of timing of business insurance payments and cash received under a prior insurance claim

Net cash used in investing activities:

During the six months ended June 30, 2021, we used $4.5 million of cash for capital expenditures, compared to $7.2 million for the same period in the prior year. Approximately half of the current year to date total is related to strategic projects to expand our melt and remelt capabilities related to premium products. These projects are scheduled for completion before the end of 2021, and total capital spending for 2021 is expected to approximate $11.0 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2021, compared to $7.7 million for the same period in the prior year. The decrease was due to better cash generation from our operations, and lower capital expenditures.

Financing activities included the impacts of amending our credit agreement in the first quarter of 2021, which primarily includes proceeds of $8.6 million received from increasing our term loan principal balance to $15.0 million. The proceeds from the Term Loan (as defined below) and borrowings under our Revolving Credit Facility (as defined below) were used to pay the $15.0 million in notes that matured during the first quarter.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first six months of 2021 and 2020. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. We maintain a surcharge within our sales price to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our prior credit agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and through June 30, 2021.

The Facilities, which expire on March 17, 2026 (the ‘Expiration Date”), are collateralized by a first lien on substantially all the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2021, which was approximately 2.60% on our Revolving Credit Facility and 3.10% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. At June 30, 2021, we had total Credit Agreement related net deferred financing costs of approximately $1.0 million. For the six months ended June 30, 2021, we amortized $0.1 million of those deferred financing costs.

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

The Company entered into one new agreement accounted for as an operating lease during the first quarter of 2021, and did not enter into any new agreements accounted for as an operating or finance lease agreements during the second quarter.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer (in his capacity as the Company’s principal executive, financial and accounting officer), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021).

10.2

Universal Stainless & Alloy Products, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021).

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

Date: July 21, 2021

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)