Form 10-Q
period 2021-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2021-10-20
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 15, 2021, there were 8,928,608 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$37,169	$37,434	$112,709	$148,407
Cost of products sold	34,862	41,861	108,486	145,988

Gross margin	2,307	(4,427)	4,223	2,419
Selling, general and administrative expenses	5,010	4,153	15,392	15,458

Operating loss	(2,703)	(8,580)	(11,169)	(13,039)
Interest expense and other financing costs	539	642	1,581	2,401
Gain on extinguishment of debt	(10,000)	-	(10,000)	-
Other expense (income), net	9	(288)	32	(302)

Income (loss) before income taxes	6,749	(8,934)	(2,782)	(15,138)
Income taxes	(1,141)	(1,934)	(3,650)	(3,396)

Net income (loss)	$7,890	$(7,000)	$868	$(11,742)

Net income (loss) per common share - Basic	$0.88	$(0.79)	$0.10	$(1.33)

Net income (loss) per common share - Diluted	$0.87	$(0.79)	$0.10	$(1.33)

Weighted average shares of common stock outstanding
Basic	8,917,858	8,829,732	8,902,484	8,813,880
Diluted	9,082,371	8,829,732	9,050,847	8,813,880

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$7,890	$(7,000)	$868	$(11,742)
Other comprehensive income, net of tax
Unrealized gain (loss) on derivatives	26	(63)	46	32
Comprehensive income (loss)	$7,916	$(7,063)	$914	$(11,710)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$79	$164
Accounts receivable (less allowance for doubtful accounts of $201 and $203, respectively)	19,712	18,101
Inventory, net	135,604	111,380
Other current assets	5,261	7,471

Total current assets	160,656	137,116

Property, plant and equipment, net	159,348	164,983
Other long-term assets	950	947

Total assets	$320,954	$303,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,949	$12,632
Accrued employment costs	4,781	1,826
Current portion of long-term debt	2,408	16,713
Other current liabilities	974	2,722

Total current liabilities	38,112	33,893

Long-term debt, net	49,126	33,471
Deferred income taxes	2,089	5,725
Other long-term liabilities, net	4,082	4,277

Total liabilities	93,409	77,366

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,917,858 and 8,883,788 shares issued, respectively	9	9
Additional paid-in capital	95,227	94,276
Accumulated other comprehensive income (loss)	1	(45)
Retained earnings	132,308	131,440

Total stockholders’ equity	227,545	225,680

Total liabilities and stockholders’ equity	$320,954	$303,046

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020

Operating Activities:
Net income (loss)	$868	$(11,742)
Adjustments for non-cash items:
Depreciation and amortization	14,419	14,721
Gain on extinguishment of debt	(10,000)	-
Deferred income tax	(3,646)	(3,380)
Share-based compensation expense	833	1,129
Changes in assets and liabilities:
Accounts receivable, net	(1,611)	9,144
Inventory, net	(25,500)	25,093
Accounts payable	16,525	(25,399)
Accrued employment costs	2,955	(1,214)
Income taxes	5	207
Other	281	4,045

Net cash (used in) provided by operating activities	(4,871)	12,604

Investing Activity:
Capital expenditures	(6,514)	(8,480)

Net cash used in investing activity	(6,514)	(8,480)

Financing Activities:
Borrowings under revolving credit facility	89,070	101,559
Payments on revolving credit facility	(69,804)	(112,498)
Proceeds from term loan facility	8,571	-
Proceeds from Paycheck Protection Program Note	-	10,000
Payments on term loan facility, finance leases, and notes	(16,116)	(3,383)
Issuance of common stock under share-based plans	118	86
Payments of financing costs	(539)	-

Net cash provided by (used in) financing activities	11,300	(4,236)

Net decrease in cash	(85)	(112)
Cash at beginning of period	164	170

Cash at end of period	$79	$58

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
	outstanding	stock	capital	earnings	(loss) income	shares	stock

For the nine months ended September 30, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)	-	$-
Share-based compensation	11,034	-	309	-	-	-	-
Net gain on derivative instruments	-	-	-	-	15	-	-
Net loss	-	-	-	(4,529)	-	-	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)	-	$-
Common stock issuance under
Employee Stock Purchase Plan	11,271	-	71	-	-	-	-
Other share-based plans	5,272	-	47	-	-	-	-
Share-based compensation	6,493	-	272	-	-	-	-
Net gain on derivative instruments	-	-	-	-	5	-	-
Net loss	-	-	-	(2,493)	-	-	-
Balance at June 30, 2021	8,917,858	$9	$94,975	$124,418	$(25)	-	$-
Share-based compensation	-	-	252	-	-	-	-
Net gain on derivative instruments	-	-	-	-	26	-	-
Net income	-	-	-	7,890	-	-	-
Balance at September 30, 2021	8,917,858	$9	$95,227	$132,308	$1	-	$-

For the nine months ended September 30, 2020

Balance at December 31, 2019	8,799,436	$9	$94,982	$150,487	$(31)	294,279	$(2,311)
Share-based compensation	3,680	-	511	-	-	-	-
Net gain on derivative instruments	-	-	-	-	120	-	-
Net loss	-	-	-	(1,411)	-	-	-
Balance at March 31, 2020	8,803,116	$9	$95,493	$149,076	$89	294,279	$(2,311)
Common stock issuance under
Employee Stock Purchase Plan	11,884	-	86	-	-	-	-
Share-based compensation	14,732	-	323	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(25)	-	-
Net loss	-	-	-	(3,331)	-	-	-
Balance at June 30, 2020	8,829,732	$9	$95,902	$145,745	$64	294,279	$(2,311)
Share-based compensation	-	-	295	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(63)	-	-
Net loss	-	-	-	(7,000)	-	-	-
Balance at September 30, 2020	8,829,732	$9	$96,197	$138,745	$1	294,279	$(2,311)

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

Note 2: Net income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020

Numerator:
Net income (loss)	$7,890	$(7,000)	$868	$(11,742)

Denominator:
Weighted average number of shares of common stock outstanding	8,917,858	8,829,732	8,902,484	8,813,880
Weighted average effect of dilutive share-based compensation	164,513	-	148,363	-
Diluted weighted average number of shares of common stock outstanding	9,082,371	8,829,732	9,050,847	8,813,880

Net income (loss) per common share:
Net income (loss) per common share - Basic	$0.88	$(0.79)	$0.10	$(1.33)
Net income (loss) per common share - Diluted	$0.87	$(0.79)	$0.10	$(1.33)

We had options to purchase 680,550 and 821,025 shares of common stock outstanding at a weighted average price of $22.15 and $21.71 for the three months ended September 30, 2021 and 2020, respectively, which were excluded in the computation of diluted net income (loss) per common share. We had options to purchase 700,550 and 791,025 shares of common stock outstanding at a weighted average price of $21.83 and $22.23 for the nine months ended September 30, 2021 and 2020, respectively, which were excluded in the computation of diluted net income (loss)per common share. These options were not included in the computation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three months and nine months ended September 30, 2020, respectively, excluded 510 and 4,803 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.9 million and $2.3 million are included in Accounts Receivable in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales:
Specialty alloys	$30,973	$27,847	$92,359	$116,869
Premium alloys (A)	5,936	9,165	19,383	29,271
Conversion services and other sales	260	422	967	2,267

Total net sales	$37,169	37,434	$112,709	148,407

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2021 and 2020, we amortized these operating materials in the amount of $1.3 million and $1.4 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during the third quarter of 2020. During the three months ended September 30, 2021, $1.5 million of fixed overhead costs were not absorbed into inventory and $1.5 million of negative operating efficiency variances were incurred. The total impact of $3.0 million was charged directly to expense in the quarter.

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020

Raw materials and starting stock	$14,771	$9,286
Semi-finished and finished steel products	114,434	94,928
Operating materials	11,185	11,502

Gross inventory	140,390	115,716
Inventory reserves	(4,786)	(4,336)

Total inventory, net	$135,604	$111,380

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2021, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company did not enter into any new agreements accounted for as an operating lease or a finance lease during the third quarter of 2021.

As of September 30, 2021, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2021	$79	$81
2022	308	313
2023	214	241
2024	118	224
2025	6	88
Total minimum lease payments	725	947
Less amounts representing interest	(24)	(101)
Present value of minimum lease payments	701	846
Less current obligations	(308)	(265)
Total long-term lease obligations, net	$393	$581
Weighted-average remaining lease term	2.6 years	2.9 years

Right-of-use assets, net of accumulated amortization, recorded to the consolidated balance sheet at September 30, 2021 were $0.7 million for operating leases and $0.6 million for finance leases.

The amortization of finance lease assets was $0.1 million for the nine months ended September 30, 2021, and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020

Revolving credit facility	$37,745	$18,479
Term loan	14,464	6,786
Paycheck Protection Program Note	-	10,000
Notes	-	15,000
Finance leases	846	1,070

Total debt	53,055	51,335
Less: current portion of long-term debt	(2,408)	(16,713)
Less: deferred financing costs	(1,521)	(1,151)

Long-term debt, net	$49,126	$33,471

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

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and through September 30, 2021.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2021, which was approximately 2.59% on our Revolving Credit Facility and 3.09% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. At September 30, 2021, we had total Credit Agreement related net deferred financing costs of $0.9 million. For the nine months ended September 30, 2021, we amortized $0.1 million of those deferred financing costs.

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

The proceeds could be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company was eligible for forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

The PPP Term Note incurred interest at a fixed annual rate of 1.00%, with the first six months deferred. According to the terms of the PPP Term Note, the Company would begin to make 18 equal monthly payments of principal and interest on any unforgiven portion of the Note in November 2020 with the final payment due in April 2022. The Company did not make any principal or interest payments related to the PPP Term Note.

The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. In July 2021, PNC Bank notified the Company that forgiveness of the note was granted by the United States Small Business Administration. Accordingly, the PPP Term Note was forgiven in its entirety, including all related accrued interest. In the third quarter of 2021, we recognized forgiveness of the PPP Term Note and recorded a corresponding gain on extinguishment of debt in the Consolidated Statement of Operations for the period.

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

As of September 30, 2021 and December 31, 2020, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2021 and December 31, 2020 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at September 30, 2021 and December 31, 2020 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of our Notes was approximately $15.0 million at December 31, 2020 (Level 2).

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

For the nine months ended September 30, 2021 and 2020, our estimated annual effective tax rates applied to ordinary income were 136.9% and 23.7%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 136.9% for 2021 is primarily due to the non-taxable gain on extinguishment of debt recorded based on forgiveness of the PPP loan, as well as research and development credits.

Discrete items during the nine months ended September 30, 2021 and 2020 were not significant and were primarily related to expense recorded upon the expiration of stock options, and our ETR for each period was 131.2% and 22.4%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $0.8 million at September 30, 2021 and $1.2 million at December 31, 2020. A related unrealized gain at September 30, 2021 and loss at December 31, 2020, both of less than $0.1 million, were recorded in accumulated other comprehensive gain (loss) at each date, respectively.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and at September 30, 2021 was $16 million, and the notional amount will step down throughout the term. The contract had a related unrealized loss recorded in accumulated other comprehensive gain (loss) of less than $0.1 million at September 30, 2021 and December 31, 2020.

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

Sales in the third quarter of 2021 were $37.2 million, a decrease of $1.3 million, or 3.5%, from the second quarter. The decrease was primarily due to supply chain challenges and labor shortages which negatively impacted the timing of our shipments at the end of the current quarter. Compared to the second quarter, sales to our aerospace and oil & gas end markets increased, while sales to our other end markets decreased. Recovery in sales to commercial aerospace is expected to continue in the fourth quarter of 2021 and in 2022, which is supported by our recent order entry and growing backlog.

Total Company backlog, before surcharges, at the end of the third quarter was $125.1 million, an increase of 26.5% over the second quarter level of $98.9 million. This is the third quarter in a row of double-digit sequential growth in our backlog after a low point at the end of 2020. Inventory was $135.6 million at the end of the third quarter, representing growth compared to last quarter and the same period in the prior year. The increase in inventory reflects higher raw material prices, robust raw material purchases to mitigate supply disruptions, and increased work in process to support backlog growth.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $5.9 million and comprised 16% of total sales, up about 1% sequentially. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the third quarter was $2.3 million, or 6.2% of net sales, compared to $2.2 million, or 5.6% of net sales, for the second quarter. Gross margin in the third quarter of 2020 was a loss of $4.4 million, or a negative 11.8% of net sales. The third quarter 2021 gross margin included direct charges recorded to the Consolidated Statement of Operations as a result of lower activity levels caused by the COVID-19 pandemic. As lower activity levels at our production facilities continued, $1.5 million of fixed overhead costs were not absorbed into inventory and were charged directly to expense during the quarter.

COVID-19 Pandemic

While the Company’s four plants have continued to operate throughout 2020 and 2021, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges are expected to continue in the fourth quarter of 2021 and may continue thereafter. These factors may have additional significant impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	Three months ended September 30,
(in thousands, except shipped ton information)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$37,169	100.0%	$37,434	100.0%	$(265)	(0.7)%
Cost of products sold	34,862	93.8	41,861	111.8	(6,999)	(16.7)

Gross margin	2,307	6.2	(4,427)	(11.8)	6,734	(152.1)
Selling, general and administrative expenses	5,010	13.5	4,153	11.1	857	20.6

Operating loss	(2,703)	(7.3)	(8,580)	(22.9)	5,877	68.5
Interest expense	483	1.3	586	1.6	(103)	(17.6)
Deferred financing amortization	56	0.2	56	0.1	-	-
Gain on extinguishment of debt	(10,000)	(26.9)	-	-	(10,000)	100.0
Other expense (income), net	9	-	(288)	(0.8)	297	(103.1)

Income (loss) before income taxes	6,749	18.1	(8,934)	(23.8)	15,683	175.5
Income taxes	(1,141)	(3.1)	(1,934)	(5.2)	793	41.0

Net income (loss)	$7,890	21.2%	$(7,000)	(18.6)%	$14,890	212.7

Tons shipped	6,144		6,046		98	1.6

Sales dollars per shipped ton	$6,050		$6,192		$(142)	(2.3)%

Market Segment Information
	Three months ended September 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$26,333	70.8%	$25,983	69.4%	$350	1.3%
Original equipment manufacturers	3,336	9.0	4,405	11.8	(1,069)	(24.3)
Rerollers	4,722	12.7	3,173	8.5	1,549	48.8
Forgers	2,518	6.8	3,451	9.2	(933)	(27.0)
Conversion services and other	260	0.7	422	1.1	(162)	(38.4)

Total net sales	$37,169	100.0%	$37,434	100.0%	$(265)	(0.7)%

Melt Type Information
	Three months ended September 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$30,973	83.3%	$27,847	74.4%	$3,126	11.2%
Premium alloys (A)	5,936	16.0	9,165	24.5	(3,229)	(35.2)
Conversion services and other	260	0.7	422	1.1	(162)	(38.4)

Total net sales	$37,169	100.0%	$37,434	100.0%	$(265)	(0.7)%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$22,253	59.9%	$25,138	67.2%	$(2,885)	(11.5)%
Power generation	847	2.3	1,590	4.2	(743)	(46.7)
Oil & gas	4,041	10.9	2,755	7.4	1,286	46.7
Heavy equipment	7,614	20.5	4,662	12.5	2,952	63.3
General industrial, conversion services and other	2,414	6.4	3,289	8.7	(875)	(26.6)

Total net sales	$37,169	100.0%	$37,434	100.0%	$(265)	(0.7)%

Net sales:

Net sales for the three months ended September 30, 2021 decreased $0.3 million, or 0.7%, compared to the same period in the prior year.

Gross margin:

As a percent of net sales, our gross margin for the three months ended September 30, 2021 was 6.2%, compared to negative 11.8% for the three months ended September 30, 2020. The increase is due to higher production activity and better absorption, as well as the benefit of operating efficiencies at our facilities within the cost of products sold during the period and higher surcharges in our sales price.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.9 million for the three months ended September 30, 2021 compared to the same period in the prior year. The increase reflects higher salary and benefit related costs due to increased headcount, an increase in accruals for incentive compensation, and increased employee relations spending.

Interest expense and other financing costs:

Interest expense totaled approximately $0.5 million in the third quarter of 2021 compared to $0.6 million in the third quarter of 2020. The decrease is primarily due to the benefit of lower interest rates on our debt, in part due to the payoff of the North Jackson facility seller notes in 2021.

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

Our estimated annual effective tax rate applied to ordinary income at September 30, 2021 was 136.9%. The difference between the statutory rate and the projected annual ETR is primarily due to the non-taxable gain on extinguishment of debt recorded based on forgiveness of the PPP loan, as well as research and development credits. Our ETR for the third quarter of 2021 was negative 16.9% due to the impact of the non-taxable gain on extinguishment of debt.

Our estimated annual ETR applied to ordinary income at September 30, 2020 was 23.7%. The difference between the statutory rate and the projected annual ETR is primarily due to research and development credits. Our ETR for the third quarter of 2020 was 21.6%, which is lower than the projected annual ETR primarily due to discrete expense for the expiration of stock options.

Net income (loss):

For the three months ended September 30, 2021, the Company recorded net income of $7.9 million, or $0.87 per diluted share, compared to a net loss of $7.0 million, or $0.79 per diluted share, for the three months ended September 30, 2020.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

	Nine months ended September 30,
(in thousands, except shipped ton information)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Total net sales	$112,709	100.0%	$148,407	100.0%	$(35,698)	(24.1)%
Cost of products sold	108,486	96.3	145,988	98.4	(37,502)	(25.7)

Gross margin	4,223	3.7	2,419	1.6	1,804	74.6
Selling, general and administrative expenses	15,392	13.7	15,458	10.4	(66)	(0.4)

Operating loss	(11,169)	(10.0)	(13,039)	(8.8)	1,870	(14.3)
Interest expense	1,413	1.3	2,232	1.5	(819)	(36.7)
Deferred financing amortization	168	0.1	169	0.1	(1)	(0.6)
Gain on extinguishment of debt	(10,000)	(8.9)	-	-	(10,000)	100.0
Other expense (income), net	32	-	(302)	(0.2)	334	(110.6)

Income (loss) before income taxes	(2,782)	(2.5)	(15,138)	(10.2)	12,356	(81.6)
Income taxes	(3,650)	(3.2)	(3,396)	(2.3)	(254)	7.5

Net income (loss)	$868	0.7%	$(11,742)	(7.9)%	$12,610	107.4

Tons shipped	20,460		25,153		(4,693)	(18.7)

Sales dollars per shipped ton	$5,509		$5,900		$(391)	(6.6)%

Market Segment Information
	Nine months ended September 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$80,185	71.1%	$103,877	70.0%	$(23,692)	(22.8)%
Original equipment manufacturers	10,916	9.7	16,624	11.2	(5,708)	(34.3)
Rerollers	13,629	12.1	13,612	9.2	17	0.1
Forgers	7,012	6.2	12,027	8.1	(5,015)	(41.7)
Conversion services and other sales	967	0.9	2,267	1.5	(1,300)	(57.3)

Total net sales	$112,709	100.0%	$148,407	100.0%	$(35,698)	(24.1)%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2021		2020

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$92,359	81.9%	$116,869	78.7%	$(24,510)	(21.0)%
Premium alloys (A)	19,383	17.2	29,271	19.7	(9,888)	(33.8)
Conversion services and other sales	967	0.9	2,267	1.6	(1,300)	(57.3)

Total net sales	$112,709	100.0%	$148,407	100.0%	$(35,698)	(24.1)%
(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2021		2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$65,798	58.4%	$104,686	70.5%	$(38,888)	(37.1)%
Power generation	3,453	3.1	5,923	4.0	(2,470)	(41.7)
Oil & gas	11,045	9.8	10,778	7.3	267	2.5
Heavy equipment	24,967	22.2	16,364	11.0	8,603	52.6
General industrial, conversion services and other sales	7,446	6.5	10,656	7.2	(3,210)	(30.1)

Total net sales	$112,709	100.0%	$148,407	100.0%	$(35,698)	(24.1)%

Net sales:

Net sales for the nine months ended September 30, 2021 decreased $35.7 million, or 24.1%, compared to the nine months ended September 30, 2020. This reflects decreases in consolidated shipment volume of 18.7% and average sales dollar per shipped ton of 6.6%. The decrease in volume was caused by the economic impact of the COVID-19 pandemic on our customers and end markets, and ultimately our order levels for delivery in 2021. The decrease in sales dollars per shipped ton is due to the lower mix of aerospace and premium alloy products as a percent of sales, which was also driven by the overall economic impact of the pandemic on the end markets we serve.

Gross margin:

Our gross margin, as a percent of sales, was 3.7% for the nine months ended September 30, 2021 compared to 1.6% for the nine months ended September 30, 2020. The increase is primarily the result of a decrease in direct charges associated with lower activity levels due to the economic downturn, as well as the benefit of operating efficiencies at our facilities within the cost of products sold during the period and higher surcharges in our sales price.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses were approximately flat for the nine months ended September 30, 2021 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $1.4 million in the first nine months of 2021 compared to $2.2 million in the first nine months of 2020. The decrease reflects the benefit of lower interest rates as well as lower overall average debt levels.

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

For the nine months ended September 30, 2021 and 2020, our estimated annual ETR applied to ordinary income were 136.9% and 23.7%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR is primarily due to the non-taxable gain on extinguishment of debt recorded based on forgiveness of the PPP loan, as well as research and development credits.

Discrete items during the nine months ended September 30, 2021 and 2020 were not significant and were primarily related to expense recorded upon the expiration of stock options, and our ETR for the first nine months of each year was 131.2% and 22.4%, respectively.

Net income (loss):

For the nine months ended September 30, 2021, the Company recorded net income of $0.9 million, or $0.10 per diluted share, compared to a net loss of $11.7 million, or $1.33 per diluted share, for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At September 30, 2021, we maintained approximately $39 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

On April 16, 2020, the Company entered into a promissory note, dated April 15, 2020, with PNC Bank, National Association (“PNC Bank”), evidencing an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (the “PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Term Note was guaranteed by the United States Small Business Administration. The Company did not make any principal or interest payments related to the PPP Term Note.

The Company applied for forgiveness of the PPP Term Note during the third quarter of 2020. In July 2021, PNC Bank notified the Company that forgiveness of the note was granted by the United States Small Business Administration. Accordingly, the PPP Term Note was forgiven in its entirety, including all related accrued interest. In the third quarter of 2021, we recognized forgiveness of the PPP Term Note and recorded a corresponding gain on extinguishment of debt in the Consolidated Statement of Operations for the period.

Net cash (used in) provided by operating activities:

During the nine months ended September 30, 2021, net cash of $4.9 million was used in operating activities. Our net income, after adjustments for non-cash expenses, generated $2.5 million. We used $12.3 million of cash for managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased due to higher sales in the 2021 third quarter compared to the 2020 fourth quarter, while inventory increased $25.5 million. The increase in inventory reflects higher raw material prices, robust raw material purchases to mitigate supply disruptions, and increased work in process to support backlog growth. Accounts payable increased $16.5 million, in line with the increased production activity compared to the end of 2020, and other current liabilities decreased $1.7 million. We also generated $3.2 million of cash from all other operating activities.

During the nine months ended September 30, 2020, net cash provided by operating activities was $12.6 million. Our net loss, after adjustments for non-cash expenses, generated $0.7 million. We generated $9.4 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable decreased due to lower sales, and both inventory and accounts payable decreased due to lower melt activity levels and lower purchasing related to strategic spend reduction initiatives. Other current liabilities increased by $0.8 million. In addition, we generated $2.5 million of cash from other assets and liabilities, primarily due to cash received from insurance claims.

Net cash used in investing activities:

During the nine months ended September 30, 2021, we used $6.5 million of cash for capital expenditures, compared to $8.5 million for the same period in the prior year. Approximately half of the current year to date total is related to strategic projects to expand our melt and remelt capabilities related to premium products. These projects are scheduled for completion before the end of 2021, and total capital spending for 2021 is expected to approximate $11.0 million.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $11.3 million for the nine months ended September 30, 2021, compared to a use of $4.2 million for the same period in the prior year. The increase was due to additional cash drawn on our revolving credit facility to fund working capital growth.

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

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2020. This includes the proceeds from our $10.0 million PPP Term Note (as defined above) received during the second quarter.

Raw materials

The cost of raw materials represents approximately 35% to 40% of the cost of products sold in the first nine months of 2021 and 2020. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. We maintain a surcharge within our sales price to mitigate the risk of substantial raw material cost fluctuations. The market values for these raw materials and others continue to fluctuate based on supply and demand, market disruptions and other factors. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

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

The Company was in compliance with all the applicable financial covenants on the date we entered into the Credit Agreement and through September 30, 2021.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2021, which was approximately 2.60% on our Revolving Credit Facility and 3.10% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. At September 30, 2021, we had total Credit Agreement related net deferred financing costs of approximately $0.9 million. For the nine months ended September 30, 2021, we amortized $0.1 million of those deferred financing costs.

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

The Company entered into one new agreement accounted for as an operating lease during the first quarter of 2021 and did not enter into any new agreements accounted for as an operating or finance lease agreements during the second or third quarters.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer (in his capacity as the Company’s principal executive, financial and accounting officer), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2021

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)