Form 10-K
period 2021-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2022-02-17
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price of $19.50 per share on that date, was approximately $86,250,000.  For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 1, 2022, there were 8,938,091 shares of the registrant’s common stock outstanding.

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

We produce a wide variety of specialty steel grades using several manufacturing processes including vacuum induction melting (“VIM”), vacuum-arc remelting (“VAR”), elecro-slag remelting (“ESR”) and argon oxygen decarburization (“AOD”).  At our Bridgeville and North Jackson facilities, we produce specialty steel products in the form of semi-finished and finished long products (ingots, billets and bars). In addition, the Bridgeville facility produces flat rolled products (slabs and plates).  Semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar and rod. Finished bar products that we manufacture are primarily used by OEMs and by service center customers for distribution to a variety of end users.  We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our precision rolled products department, located at our Titusville facility.

We make strategic investments in our business and capabilities over time to support our growth initiatives and improve the efficiency of our production operations. This includes the installation of a new vacuum arc remelt furnace and an 18-ton crucible for our vacuum induction melting operation at our North Jackson facility in 2021. These investments will expand our premium alloy production capabilities and reduce our costs.

INDUSTRY OVERVIEW

The specialty steel industry is a distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof.  Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For the years ended December 31, 2021, 2020 and 2019, approximately 60-70% of our net sales were derived from stainless steel products.

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

The cost of raw materials represents approximately 35% of the cost of products sold in 2021, 2020 and 2019. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2021 compared to the prior year. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

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

CUSTOMERS

Our largest customer in 2021 accounted for approximately 19%, 23% and 27% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively. One additional customer accounting for approximately 10% of our sales during 2021.

International sales approximated 7% of our annual net sales in 2021, 2020 and 2019.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2021 was approximately $134.5 million compared to approximately $48.0 million at December 31, 2020. We expect substantially all of the backlog orders as of December 31, 2021 to be filled during 2022. Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, should not be used as a direct measure of future revenue. However, we expect that our actual sales will be higher than the backlog once the actual surcharges are determined.

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

HUMAN CAPITAL MANAGEMENT

Employee Relations

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2021, 2020 and 2019, we had 558, 566 and 795 employees, respectively, of which 421, 430 and 611, respectively, were USW members.

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

Employee Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2021, we have issued 295,709 shares of common stock since the Plan’s inception.

Employee Safety

COVID-19 emerged near the beginning of 2020, bringing significant uncertainty in our end markets. Recognizing the potential for disruption in our operations, we began to deploy safety protocols and processes beginning in the March 2020 timeframe to help keep our employees safe while continuing to serve our customer base. The safety protocols in place have been in line with state and CDC recommendations and Occupational Safety and Health Administration (“OSHA”) requirements such as face coverings, physical distancing, temperature checks, work from home where applicable, enhanced cleaning, encouraging self-health checks, contact tracing and quarantining, as applicable.

The safety of our employees is a paramount concern in managing our operations. We strive to minimize workplace injuries as much as possible and to provide a safe, open and accountable work environment for our employees. During 2021, the Company experienced the second fewest OSHA recordable cases in its history.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 17, 2022, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position
Dennis M. Oates (69)	2008	Chairman, President and Chief Executive Officer
Christopher M. Zimmer (48)	2010	Executive Vice President and Chief Commercial Officer
Graham McIntosh, Ph.D. (59)	2015	Executive Vice President and Chief Technology Officer
John J. Arminas (50)	2020	Vice President, General Counsel and Corporate Secretary
Wendel L. Crosby (50)	2021	Vice President of Manufacturing

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

John J. Arminas was appointed Vice President, General Counsel and Corporate Secretary for the Company effective April 2020. Mr. Arminas also served as the Company’s Corporate Counsel from 2013 until April 2020. Prior to his tenure at the Company, Mr. Arminas served as an attorney for the Law Firm of Goldberg, Kamin & Garvin from 2004 to 2013.

Wendel L. Crosby has been Vice President of Manufacturing of the Company since April 2019. Mr. Crosby also served as General Manager for the Company’s Dunkirk and Titusville facilities from 2014 until 2019. Prior to his tenure at the Company, Mr. Crosby served as Area Operations Manager for Precision Castparts Corp. from 2012 to 2014. Prior to that, Mr. Crosby served as the Director of Finishing for Columbus Steel Castings from 2010 to 2012. Mr. Crosby also served as Finishing Value Stream Manager from 2004 to 2011 and Program Manager from 2007 to 2010 for Columbus Steel Castings. Mr. Crosby is a former member of the United States Army and is a combat war veteran.

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

The outbreak of COVID-19 was declared by the World Health Organization to be a “pandemic” and spread across the world, including the United States and many countries where the Company sells its products or sources raw materials.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, a global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are unknown, its impact on our operations and financial performance cannot be fully determined. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices; vaccination activities; and the pace of recovery when the COVID-19 pandemic subsides.

Notwithstanding our continued operations, we have experienced, and expect to continue experiencing, lower demand and volume for our products, including delivery and shipping delays and deferrals directly and indirectly to the COVID-19 pandemic that have adversely impacted, and are expected to continue to adversely impact, our business. For example, a significant portion of our sales result from products sold to customers in the commercial aerospace industry. In 2020 and 2021, several commercial aerospace companies announced and executed cost-cutting and other measures in response to declining demand stemming from the COVID-19 pandemic, including measures to reduce inventory and/or downward adjustments to their production rates. Likewise, the COVID-19 pandemic has exacerbated declines in consumer activity and supply issues in the oil & gas end market. Although our order backlog increased in 2021, economic and global supply chain and disruption continues, which continues to have a significant adverse impact on our business operations, financial performance and results of operations.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity position in relation to our anticipated future liquidity needs. Under the terms of our Credit Agreement (as defined below), our borrowing availability is based on eligible accounts receivable and inventory, which have been impacted and will continue to be impacted by the challenging economic environment we have faced during the COVID-19 pandemic. Also, a continued worldwide disruption could materially affect our future access to our sources of liquidity, financial condition, capitalization and capital investments.  In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.  Additionally, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

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

Our five largest customers in the aggregate accounted for approximately 47% of our net sales for each of the years ended December 31, 2021 and 2020, and 54% of our net sales for the year ended December 31, 2019. An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

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

Approximately 60% of our sales represented products sold to customers in the aerospace market in 2021. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.

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

We believe that our alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other high-performance alloy producers. Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices. Our future growth will depend, in part, on our ability to develop, commercialize and sell new products. If we are not successful in these efforts, or if our new products and product enhancements do not adequately meet the requirements of the marketplace and achieve market acceptance, our business could be adversely affected.

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

International sales approximated 7% of annual net sales in 2021, 2020 and 2019, an immaterial portion of which is denominated in foreign currencies.

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

Our Credit Agreement uses the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate on a substantial portion of our debt. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. In March 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our borrowings under our Credit Agreement. In addition, we may, in the future, hedge against interest rate fluctuations by using any of various hedging instruments. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected. Our Credit Agreement, which provides for a $105.0 million senior secured revolving credit facility and a $15.0 million senior secured term loan facility, also requires us to comply with certain covenants.  Failure to comply with the covenants contained in the Credit Agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt. As of December 31, 2021, we were in compliance with the applicable covenants in our Credit Agreement.

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

We have generated meaningful net operating loss carryforwards, tax credit carryforwards and other tax attributes (collectively, the “Tax Benefits”), which potentially can be utilized in certain circumstances to reduce our future income tax obligations. As of December 31, 2021, we had estimated U.S. federal net operating losses of approximately $29.2 million, state net operating losses of approximately $10.8 million, U.S. federal tax credit carryforwards of approximately $6.4 million and state tax credit carryforwards of approximately $0.4 million. Our ability to use our Tax Benefits would be substantially limited if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code (the “Tax Code”). In general, a corporation would experience an ownership change if the percentage of the corporation’s stock owned by one or more “5% shareholders,” as defined under Section 382 of the Tax Code, increases by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. On August 24, 2020, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Agreement”) designed to protect the availability of our Tax Benefits and the Rights Agreement was ratified by our shareholders on May 5, 2021. The Rights Agreement contains an ownership trigger threshold of 4.95% and reduces the likelihood that changes in our investor base would limit our future use of our Tax Benefits, which would significantly impair the value of such Tax Benefits. However, there is no guarantee that the Rights Agreement will be effective in protecting our Tax Benefits.  Further, if we continue to be unable to generate sufficient taxable income, these Tax Benefits may expire unutilized, and we may not be able to recognize the benefits that could arise from such Tax Benefits.

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

At December 31, 2021, we had 421 employees, out of a total of 558, who were covered under collective bargaining agreements with the USW expiring at various dates in 2022 to 2025. There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

Costs related to our participation in a multi-employer pension plan could increase significantly.

We participate in the Trust, a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2020. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. Changes to any of these factors could negatively impact our future results of operations and cash flows to a material extent.

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

We purchase carbon and stainless scrap metal and alloy additives, principally nickel, chrome, vanadium, molybdenum, manganese and copper, for our melting operation. A portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions might disrupt supplies or affect the prices of the raw materials. We maintain sales price surcharges on our products to help offset the impact of raw material price fluctuations.

We do not maintain long-term fixed-price supply agreements with any of our raw material suppliers. If our supply of raw materials were interrupted, we might not be able to obtain sufficient quantities of raw materials or obtain sufficient quantities !significant volatility in the price of our principal raw materials could adversely affect our financial results and there can be no assurance that the raw material surcharge mechanism employed by us will completely offset immediate changes in our raw material costs in a given period.

Our production processes also require consumable operating supplies. Significant volatility in the price of our consumable operating supplies could adversely affect our financial results.

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

We own our Bridgeville, Pennsylvania facility, which consists of approximately 800,000 square feet of floor space and our executive offices on approximately 77 acres. The Bridgeville facility contains melting, remelting, conditioning, rolling, annealing, testing and various other processing equipment.  Substantially all products shipped from the Bridgeville facility are processed through its melt shop and universal rolling mill operations.

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

At December 31, 2021, a total of 8,938,091 shares of common stock, par value $0.001 per share, were issued and held by 91 holders of record. There were no shares of the issued common stock held in treasury at December 31, 2021. Our common stock trades under the symbol “USAP” on the Nasdaq Global Select Market.

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

Our aerospace end market accounted for approximately 60% our total net sales and will continue to be a major driver of our future results, although the COVID-19 pandemic negatively impacted sales in 2021. Sales decreased in our aerospace, power generation, and general industrial end markets in 2021 compared with 2020, while sales increased in the oil & gas and heavy equipment end markets.

Total Company backlog at the end of 2021 was $134.5 million, a new record level and significantly up from $48.0 million at the end of 2020. Premium alloys sales were approximately 17% of total sales during 2021, and these premium products represented more than 20% of the backlog at the end of the year.

Our 2021 gross margin was 5.1% of net sales, significantly improved from a negative gross margin in 2020. The negative margin in 2020 was primarily due to the impacts of the COVID-19 pandemic, including direct charges recorded to the income statement as a result of low activity levels. Although low activity levels and other headwinds depressed 2021 results as well, the improvement in gross margin reflects the benefits of lower plant spending, improvements in our production costs, and general increases in activity levels at our facilities in 2021 compared with 2020.

During 2021, we used $18.0 million of cash in our operations, primarily from increasing our inventory levels in support of our record backlog. We also used $11.1 million on capital expenditures, a significant portion of which was spent for strategic projects related to expansion of our vacuum induction melting and vacuum arc remelting capabilities to support our growth in premium products. These investments in our inventory and premium product manufacturing equipment support our business goals of further sales growth and profitability improvement in 2022.

We received forgiveness of our $10.0 million Paycheck Protection Program loan in 2021 and borrowed on our revolving credit facility to pay off our notes issued in 2013 as part of the North Jackson acquisition, effectively cutting the interest rate in half for $15.0 million of our debt.

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

COVID-19 Pandemic

While the Company’s four plants have continued to operate throughout 2020 and 2021, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges are expected to continue in the first quarter of 2022 and may continue thereafter. These factors may have additional significant impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

2021 Results Compared to 2020

For the years ended December 31,	2021		2020
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	$155,934	100.0	$179,731	100.0	$(23,797)	(13.2)
Cost of products sold	147,963	94.9	182,387	101.5	(34,424)	(18.9)
Gross margin	7,971	5.1	(2,656)	(1.5)	10,627	400.1
Selling, general and administrative expenses	20,243	13.0	19,752	11.0	491	2.5
Operating loss	(12,272)	(7.9)	(22,408)	(12.5)	10,136	45.2
Interest expense	1,989	1.3	2,784	1.5	(795)	(28.6)
Deferred financing amortization	225	0.1	225	0.1	-	-
Gain on extinguishment of debt	(10,000)	(6.4)	-	-	(10,000)	NM
Other (income), net	(445)	(0.3)	(1,123)	(0.6)	678	60.4
Loss before income taxes	(4,041)	(2.6)	(24,294)	(13.5)	20,253	83.4
Benefit from income taxes	(3,283)	(2.1)	(5,247)	(2.9)	1,964	37.4
Net (loss) income	$(758)	(0.5)%	$(19,047)	(10.6)%	$18,289	96.0%
Tons shipped	27,343		30,821		(3,478)	(11.3)%
Sales dollars per shipped ton	$5,703		$5,831		$(128)	(2.2)%

Market Segment Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$110,404	70.8%	$126,122	70.2%	$(15,718)	(12.5)%
Original equipment manufacturers	15,011	9.6	20,783	11.5	(5,772)	(27.8)
Rerollers	17,058	11.0	15,928	8.9	1,130	7.1
Forgers	11,835	7.6	14,244	7.9	(2,410)	(16.9)
Conversion services and other sales	1,626	1.0	2,654	1.5	(1,028)	(38.7)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

Melt Type Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$127,885	82.0%	$141,838	78.9%	$(13,953)	(9.8)%
Premium alloys	26,423	17.0	35,239	19.6	(8,816)	(25.0)
Conversion services and other sales	1,626	1.0	2,654	1.5	(1,028)	(38.7)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$91,546	58.7%	$121,900	67.8%	$(30,354)	(24.9)%
Power generation	4,634	3.0	6,879	3.8	(2,245)	(32.6)
Oil and gas	15,106	9.7	13,065	7.3	2,041	15.6
Heavy equipment	34,010	21.8	22,400	12.5	11,610	51.8
General industrial, conversion services and other sales	10,637	6.8	15,487	8.6	(4,850)	(31.3)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

Net sales:

Net sales for the year ended December 31, 2021 decreased $23.8 million, or 13.2%, compared to 2020. The decrease in our sales is primarily due to a decrease in consolidated tons shipped driven by lower business activity as a result of significant challenges facing all our end markets caused primarily by the COVID-19 pandemic. The most significant impact on our business has been the slowdown in the global commercial airline industry, which is the largest driver of the decline in sales for our aerospace end market. The average total sales dollars per shipped ton also decreased due to a lower mix of premium products in 2021 compared with the prior year.

Gross margin:

Our 2021 gross margin was 5.1% of net sales, improved from a negative 1.5% gross margin in 2020. The negative margin in 2020 was primarily due to the impacts of the COVID-19 pandemic, including direct charges recorded to the Cost of products sold as a result of low activity levels. Although low activity levels continued in 2021, the improvement in gross margin reflects lower plant spending, improvements in our production costs, and increases in activity levels at our facilities during 2021 compared with the second half of 2020.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs including salaries, incentive compensation, payroll taxes and benefit related costs, legal and accounting services, share compensation and insurance costs. Our SG&A expenses increased by $0.5 million in 2021 due primarily to an increase in accruals for incentive compensation.

Interest expense and deferred financing amortization:

Our interest expense was $2.0 million in 2021 compared to $2.8 million in 2020 due to lower total average debt balances for the majority of the current year, lower interest rates on our variable rate debt, and payoff of the higher-interest rate notes in the first quarter of 2021.

Gain on extinguishment of debt

2021 included a book gain of $10.0 million recorded upon receipt of forgiveness of the Company’s PPP Term Note (as defined below).

Other income:

Other income was $0.4 million in 2021 compared to $1.1 million in 2020. The decrease is related to lower insurance recoveries during the current year.

Benefit from income taxes:

The 2021 income tax benefit is $3.3 million compared to an income tax benefit of $5.2 million in 2020. The difference is primarily due to a lower taxable loss in 2021 compared to the prior year.

Net loss:

We had a net loss of $0.8 million in 2021 compared to a net loss of $19.0 million in 2020. The decrease in the net loss reflects our better gross margin in the current year, plus the $10.0 million gain recorded on forgiveness of our PPP Term Note.

2020 Results Compared to 2019

For the years ended December 31,	2020		2019
(dollars in thousands, except per shipped ton information)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Total net sales	179,731	100.0	243,007	100.0	(63,276)	(26.0)
Cost of products sold	182,387	101.5	215,369	88.6	(32,982)	(15.3)
Gross margin	(2,656)	(1.5)	27,638	11.4	(30,294)	(109.6)
Selling, general and administrative expenses	19,752	11.0	20,347	8.4	(595)	(2.9)
Operating (loss) income	(22,408)	(12.5)	7,291	3.0	(29,699)	(407.3)
Interest expense	2,784	1.5	3,765	1.5	(981)	(26.1)
Deferred financing amortization	225	0.1	227	0.1	(2)	(0.9)
Other (income), net	(1,123)	(0.6)	(474)	(0.2)	(649)	136.9
(Loss) income before income taxes	(24,294)	(13.5)	3,773	1.6	(28,067)	(743.9)
Benefit from income taxes	(5,247)	(2.9)	(502)	(0.2)	4,745	945.2
Net loss	$(19,047)	(10.6)%	$4,275	1.8%	$(23,322)	(545.5)%
Tons shipped	30,821		41,462		(10,641)	(25.7)%
Sales dollars per shipped ton	$5,831		$5,861		$(30)	(0.5)%

Market Segment Information:

For the years ended December 31,	2020		2019
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$126,122	70.2%	$166,327	68.4%	$(40,205)	(24.2)%
Original equipment manufacturers	20,783	11.5	24,731	10.2	(3,948)	(16.0)
Rerollers	15,928	8.9	27,236	11.2	(11,308)	(41.5)
Forgers	14,244	7.9	20,444	8.4	(6,200)	(30.3)
Conversion services and other sales	2,654	1.5	4,269	1.8	(1,615)	(37.8)
Total net sales	$179,731	100.0%	$243,007	100.0%	$(63,276)	(26.0)%

Melt Type Information:

For the years ended December 31,	2020		2019
(dollars in thousands)
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$141,838	78.9%	$201,120	82.7%	$(59,282)	(29.5)%
Premium alloys	35,239	19.6	37,618	15.5	(2,379)	(6.3)
Conversion services and other sales	2,654	1.5	4,269	1.8	(1,615)	(37.8)
Total net sales	$179,731	100.0%	$243,007	100.0%	$(63,276)	(26.0)%

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

Net sales:

Net sales for the year ended December 31, 2020 decreased $63.3 million, or 26.0%, compared to 2019. The decrease in our sales was primarily due to a decrease in consolidated tons shipped driven by lower business activity as a result of significant challenges facing all our end markets caused primarily by the COVID-19 pandemic. The most significant impact on our business was the slowdown in the global commercial airline industry, which was the largest driver of the decline in sales for our aerospace end market.

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

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At December 31, 2021, we maintained approximately $24.0 million of remaining availability under our revolving credit facility. We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash (used in) provided by operating activities

During 2021, we used $18.0 million of cash in our operating activities. Net loss adjusted for non-cash expenses generated $6.4 million, while we used $24.9 million growing our managed working capital, defined as net accounts receivable plus net inventory, minus accounts payable and other current liabilities. The primary component of working capital growth was the $31.0 of cash used to grow inventory in support of our record backlog.

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

Net cash used in investing activities

Our capital spending was $11.1 million in 2021 compared to $9.2 million during 2020. The prior year capital spending was low due to spend reduction efforts, and the increase in 2021 was driven by our strategic projects to expand our premium melt capabilities, including the acquisition of a new vacuum arc remelting furnace and a larger vacuum induction melting crucible.

Net cash provided by (used in) financing activities

During 2021, our financing activities provided $29.0 million of cash. This primarily includes $46.1 million of proceeds from the facilities provided by our Credit Agreement, partly offset by payoff of the $15.0 million North Jackson acquisition notes.

The financing activities included the impacts of amending our Credit Agreement in the first quarter of 2021. Proceeds from the Term Loan (as defined below) and borrowings under our Revolving Credit Facility (as defined below) were used to pay the $15.0 million in notes that matured during the first quarter of 2021.

Raw materials and supplies

The cost of raw materials represents approximately 35% of the cost of products sold in 2021. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2021 compared to the prior year.

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

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association (“PNC Bank”), as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our prior Credit Agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all applicable covenants throughout 2021 and at December 31, 2021.

The Facilities, which expire on March 17, 2026 (the “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

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

With respect to the Term Loan, the Company must pay quarterly installments of the principal of approximately $0.5 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on June 30, 2021. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities during 2021. At December 31, 2021, the LIBOR based rate was 2.61% on our Revolving Credit Facility and 3.10% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the Consolidated Balance Sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. We did not record any additional deferred financing costs to the Consolidated Balance Sheet during 2020.

At December 31, 2021 and 2020, we had net Credit Agreement related deferred financing costs of approximately $0.9 million and $0.5 million, respectively. We amortized $0.2 million of those deferred financing costs during each of the years ended December 31, 2021 and 2020.

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

The Company entered into three new agreements accounted for as operating leases during 2021 and did not enter into any new agreements accounted for as a finance lease agreement during 2021.

Share-Based Activity

We granted stock options and restricted stock units, and issued shares of our common stock to officers, employees, and non-employee directors during 2021, 2020 and 2019 through our incentive compensation plans. Refer to Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further information.

Contingent Items

Product Claims.  We are subject to various claims and legal actions that arise in the normal course of conducting business.  There were no material product claims outstanding at December 31, 2021.

Environmental Matters.  We, as well as other specialty metal manufacturers, are subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations.  We are not aware of any environmental condition that currently exists at any of our facilities that are probable or reasonably possible of having a material impact on our results of operations or liquidity. We are aware of energy usage concerns relating to climate change; however, we are not aware of any pending regulations that are expected to have a material impact on our results of operations or liquidity.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations. PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets.  Adjustments are made if the sum of expected future cash flows is less than book value.  No impairment reserve was necessary as of December 31, 2021, 2020 or 2019.

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

At December 31, 2021, we had $69.9 million of floating rate debt outstanding with an interest rates between 2.60% and 3.10%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. Exclusive of any interest rate hedges, a hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our annual pre-tax results by approximately $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements.  Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s net inventory totaled approximately $141 million as of December 31, 2021 and is stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method.  Such costs include the acquisition cost over the production period for raw materials, including scrap, and supplies, direct labor and applied manufacturing overhead within the guidelines of normal operating capacity.  The Company establishes reserves based upon assessments of slow-moving inventory, the results of quality control reviews, the determination of normal capacity levels in the manufacturing process, and whether the product is valued at the lower of cost or net realizable value.

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

Pittsburgh, Pennsylvania

February 17, 2022

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2021	2020	2019
(dollars in thousands, except per share information)
Net sales	$155,934	$179,731	$243,007
Cost of products sold	147,963	182,387	215,369
Gross margin	7,971	(2,656)	27,638
Selling, general and administrative expenses	20,243	19,752	20,347
Operating (loss) income	(12,272)	(22,408)	7,291
Interest expense	2,214	3,009	3,992
Gain on Extinguishment of Debt	(10,000)	-	-
Other (income), net	(445)	(1,123)	(474)
(Loss) income before income taxes	(4,041)	(24,294)	3,773
Benefit from income taxes	(3,283)	(5,247)	(502)
Net (loss) income	$(758)	$(19,047)	$4,275
Basic (loss) earnings per share	$(0.09)	$(2.16)	$0.49
Diluted (loss) earnings per share	$(0.09)	$(2.16)	$0.48
Weighted average shares of common stock outstanding:
Basic	8,907,908	8,818,974	8,778,753
Diluted	8,907,908	8,818,974	8,873,719

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31,	2021	2020	2019
(dollars in thousands)
Net (loss) income	$(758)	$(19,047)	$4,275
Other comprehensive (loss) income, net of tax:
(Loss) reclassified into retained earnings from adoption of ASU 2018-02	-	-	(21)
Unrealized gain (loss) on derivatives, net of tax	85	(14)	(11)

Comprehensive (loss) income	$(673)	$(19,061)	$4,243

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020
(dollars in thousands)
ASSETS
Current assets:
Cash	$118	$164
Accounts receivable (less allowance for doubtful accounts of $201 and $203, respectively)	21,192	18,101
Inventory, net	140,684	111,380
Other current assets	8,567	7,471
Total current assets	170,561	137,116
Property, plant and equipment, net	159,162	164,983
Other long-term assets	909	947
Total assets	$330,632	$303,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,000	$12,632
Accrued employment costs	4,303	1,826
Current portion of long-term debt	2,392	16,713
Other current liabilities	943	2,722
Total current liabilities	31,638	33,893
Long-term debt	66,852	33,471
Deferred income taxes	2,461	5,725
Other long-term liabilities	3,360	4,277
Total liabilities	104,311	77,366
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,938,091 and 8,883,788 shares issued, respectively	9	9
Additional paid-in capital	95,590	94,276
Accumulated other comprehensive income (loss)	40	(45)
Retained earnings	130,682	131,440
Total stockholders’ equity	226,321	225,680
Total liabilities and stockholders’ equity	$330,632	$303,046

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2021	2020	2019
(dollars in thousands)
Operating Activities:
Net (loss) income	$(758)	$(19,047)	$4,275
Adjustments for non-cash items:
Depreciation and amortization	19,300	19,449	19,133
Deferred income tax	(3,288)	(5,231)	(517)
Gain on extinguishment of debt	(10,000)	-	-
Share-based compensation expense	1,121	1,455	1,390
Changes in assets and liabilities:
Accounts receivable, net	(3,091)	17,494	(2,977)
Inventory, net	(30,986)	34,326	(14,965)
Accounts payable	10,986	(25,282)	(1,412)
Accrued employment costs	2,477	(1,983)	(3,490)
Income taxes	(3)	243	84
Other	(3,727)	2,387	(5,930)
Net cash (used in) provided by operating activities	(17,969)	23,811	(4,409)
Investing Activities:
Capital expenditures	(11,105)	(9,157)	(17,354)
Net cash used in investing activity	(11,105)	(9,157)	(17,354)
Financing Activities:
Borrowings under revolving credit facility	134,120	115,876	174,907
Payments on revolving credit facility	(96,602)	(136,877)	(153,632)
Proceeds from term loan facility	8,571	-	-
Proceeds from Paycheck Protection Program Note	-	10,000	-
Payments on term loan facility, finance leases, and notes	(16,715)	(3,809)	(3,904)
Payments of financing costs	(539)	-	-
Issuance of common stock under share-based plans	193	150	471

Net cash provided by (used in) financing activities	29,028	(14,660)	17,842

Net decrease in cash and restricted cash	(46)	(6)	(3,921)
Cash at beginning of period	164	170	4,091

Cash at end of period	$118	$164	$170

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,980	$2,885	$3,670
Income taxes paid (refunded), net	$7	$(213)	$69

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
Common			Additional		other
shares		Common	paid-in	Retained	comprehensive	Treasury	Treasury
(dollars in thousands)	outstanding	stock	capital	earnings	income (loss)	shares	stock

Balance at December 31, 2018	8,752,490	$9	$93,100	$146,191	$1	292,855	$(2,290)
Common stock issuance under
Employee Stock Purchase Plan	31,376	-	418	-	-	-	-
Exercise of stock options	5,325	-	53	-	-	-	-
Share-based compensation	10,245	-	1,411	-	-	1,424	(21)
Net loss on derivative instruments	-	-	-	-	(11)	-	-
Adoption of ASU 2018-02	-	-	-	21	(21)	-	-
Net income	-	-	-	4,275	-	-	-
Balance at December 31, 2019	8,799,436	9	94,982	150,487	(31)	294,279	(2,311)

Common stock issuance under
Employee Stock Purchase Plan	21,940	-	150	-	-	-	-
Share-based compensation	62,412	-	1,455	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(14)	-	-
Treasury Stock retirement	-	-	(2,311)	-	-	(294,279)	2,311
Net loss	-	-	-	(19,047)	-	-	-
Balance at December 31, 2020	8,883,788	9	94,276	131,440	(45)	-	-

Common stock issuance under
Employee Stock Purchase Plan	22,382	-	146	-	-	-	-
Other Share-based plans	5,272	-	47	-	-	-	-
Share-based compensation	26,649	-	1,121	-	-	-	-
Net gain on derivative instruments	-	-	-	-	85	-	-
Net loss	-	-	-	(758)	-	-	-
Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40	-	$-

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

Concentration of Credit Risk.  We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when necessary, require letters of credit, guarantees or cash collateral. During 2021, we had one customer which accounted for approximately 19% of our total net sales and 7% of our total accounts receivable balance, and a second customer which accounted for approximately 10% of our total net sales and 6% of our total accounts receivable balance. During 2020, we had one customer which accounted for approximately 23% of our total net sales and 8% of our total accounts receivable balance. The percent of accounts receivable made up by our largest customer is lower than the percent of sales primarily due to timing, as sales to that customer were lowest in the fourth quarter compared to each of the first three quarters. During 2019, we had one customer which accounted for approximately 27% of our total net sales and 9% of our total accounts receivable, and a second customer which accounted for approximately 11% of our total net sales and 17% of our total accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets.  We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 7% of total net sales in 2021, 2020 and 2019. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible. Receivables are charged-off to the allowance when they are deemed to be uncollectible. There was no bad debt expense recorded for the years ended December 31, 2021, 2020 and 2019.

Inventories.  Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and operating supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity.  We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process.  The reserves are based upon management’s expected method of disposition.  The net change in inventory reserves for the year ended December 31, 2021 was an increase of $0.3 million. The net change for the year ended December 31, 2020 was an increase of $1.1 million, and the net change for the year ended December 31, 2019 was an increase of $0.2 million.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives.  During the years ended December 31, 2021, 2020 and 2019, we amortized these operating materials in the amount of $1.7 million, $1.7 million and $2.3 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

We experienced low activity levels at our production facilities during 2021 and 2020 caused primarily by the impacts of the COVID-19 pandemic. As a result, $6.1 million of fixed overhead costs were not absorbed into inventory and charged directly to expense during 2021, and $8.3 million of fixed overhead costs were not absorbed into inventory charged directly to expense during 2020.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets.  These costs are amortized to cost of products sold within a 12 to 36 month period.  Other maintenance costs are expensed as incurred.  Costs of improvements and renewals are capitalized.  Our maintenance expense for the years ended December 31, 2021, 2020 and 2019 was $16.7 million, $15.9 million and $19.7 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  The estimated useful lives of buildings and land improvements are between 10 and 39 years, and the estimated useful lives of machinery and equipment are between five and 20 years.  Our total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $17.3 million, $17.5 million and $16.7 million, respectively, of which $16.8 million, $17.0 million and $16.1 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment.  Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value.  Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was necessary as of December 31, 2021, 2020 and 2019.

Deferred Financing Costs.  Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method.  Deferred financing cost amortization for each of the years ended December 31, 2021, 2020 and 2019 was $0.2 millionandis included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows. At December 31, 2021 and 2020, we had $1.5 million and $1.2 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  We believe there are no material uncertain tax positions at December 31, 2021, 2020 and 2019.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $2.2 million and $2.3 million are included in Accounts Receivable in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, respectively.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping activities are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, and consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Twelve Months Ended
	December 31,
	2021	2020
Net sales:
Specialty alloys	$127,885	141,838
Premium alloys (A)	26,423	35,239
Conversion services and other sales	1,626	2,654

Total net sales	$155,934	$179,731

(A) Premium alloys represent all vacuum induction melted (VIM) products.

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2021	2020
(dollars in thousands)
Raw materials and starting stock	$12,263	$9,286
Semi-finished and finished steel products	122,396	94,928
Operating materials	10,620	11,502
Gross inventory	145,279	115,716
Inventory reserves	(4,595)	(4,336)
Total inventory, net	$140,684	$111,380

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2021	2020
(dollars in thousands)
Land and land improvements	$8,066	$7,847
Buildings	52,866	52,160
Machinery and equipment	301,271	291,134
Construction in progress	5,138	4,664
Gross property, plant and equipment	367,341	355,805
Accumulated depreciation	(208,179)	(190,822)
Property, plant and equipment, net	$159,162	$164,983

Note 5: Long-Term Debt

Long-term debt consists of the following:

December 31,	2021	2020
(dollars in thousands)
Term loan	$13,929	$6,786
Revolving credit facility	55,997	18,479
Notes	-	15,000
Paycheck Protection Program Note	-	10,000
Finance leases	783	1,070
	70,709	51,335
Less: current portion of long-term debt	(2,392)	(16,713)
Less: deferred financing costs	(1,465)	(1,151)

Long-term debt	$66,852	$33,471

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association (“PNC Bank”), as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our prior Credit Agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all applicable covenants throughout 2021 and at December 31, 2021.

The Facilities, which expire on March 17, 2026 (the “Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

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

With respect to the Term Loan, the Company must pay quarterly installments of the principal of approximately $0.5 million, plus accrued and unpaid interest, on the first day of each fiscal quarter beginning on June 30, 2021. To the extent not previously paid, the Term Loan will become due and payable in full on the Expiration Date.

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities during 2021. At December 31, 2021, the LIBOR based rate was 2.61% on our Revolving Credit Facility and 3.10% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the Consolidated Balance Sheet in the first quarter of 2021 and will be amortized to interest expense over the life of the Credit Agreement. We did not record any additional deferred financing costs to the Consolidated Balance Sheet during 2020.

At December 31, 2021 and 2020, we had net deferred financing costs related to the Credit Agreement of approximately $0.9 million and $0.5 million, respectively. We amortized $0.2 million of those deferred financing costs during each of the years ended December 31, 2021 and 2020.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2021, are as follows:

(dollars in thousands)
2022	$2,144
2023	2,144
2024	2,144
2025	2,144
2026	61,350
$69,926

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

Note 6: Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2021, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

As of December 31, 2021, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2022	$315	$313
2023	222	241
2024	126	224
2025	14	93
2026	7	-
Total minimum lease payments	$684	$871
Less amounts representing interest	(23)	(88)
Present value of minimum lease payments	$661	$783
Less current obligations	(310)	(249)
Total long-term lease obligations, net	$351	$534
Weighted-average remaining lease term	2.5 years	2.7 years

Right-of-use assets recorded to the consolidated balance sheet at December 31, 2021 were $0.7 million for operating leases and $0.5 million for finance leases. For the twelve months ended December 31, 2021, the amortization of finance lease assets was $0.2 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

As of December 31, 2021 and 2020, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2021 and 2020 due to their short-term nature (Level 1). The fair value of the Term Loan and Revolver at December 31, 2021 and 2020 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2). The fair value of the Notes was approximately $15.0 million at December 31, 2020 (Level 2).

Note 9:  Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.

The notional value of these contracts was $2.5 million at December 31, 2021 and $1.2 million at December 31, 2020. The contracts had a related unrealized gain recorded in accumulated other comprehensive income of less than $0.1 million at December 31, 2021 and a loss of less than $0.1 million at December 31, 2020.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract was $16 million at its inception and through December 31, 2021, and the notional amount will step down throughout the term. The contract had a related unrealized gain recorded in accumulated other comprehensive income of less than $0.1 million at December 31, 2021 and a loss of less than $0.1 million at December 31, 2020.

Note 10: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2021, 2020 and 2019 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2021	2020	2019
(dollars in thousands)
Current (benefit) provision
Federal	$-	$(16)	$(7)
State	5	-	22
Deferred benefit
Federal	(3,375)	(5,154)	(279)
State	88	(77)	(238)
Benefit from income taxes	$(3,283)	$(5,247)	$(502)

The income tax (benefit) provision reconciled to taxes computed at the statutory federal rate is as follows:

For the years ended December 31,	2021	2020	2019
Tax (benefit) provision at statutory tax rate	$(848)	$(5,102)	$792
State income taxes, net of federal tax benefit	(153)	(129)	38
Research and development tax credit	(814)	(372)	(1,233)
Valuation allowance	-	-	(193)
PPP loan forgiveness	(2,100)
Deferred tax adjustment for stock option forfeitures	371	234	109
Other adjustments to deferred taxes	230	45	(68)
Other	31	77	53
Benefit from income taxes	$(3,283)	$(5,247)	$(502)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2021	2020
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$13,358	$10,950
Inventory	1,310	1,409
Share-based compensation	1,745	1,919
Receivables	51	59
Accrued liabilities	168	271
Other	4	12
Total deferred tax assets	$16,636	$14,620
Deferred tax liabilities:
Property, plant and equipment	$18,459	$19,672
Other	638	673
Total deferred tax liabilities	$19,097	$20,345
Total noncurrent deferred income taxes	$2,461	$5,725

We file a U.S. federal income tax return and various state income tax returns.  For federal income tax purposes, we had $29.2 million and $22.1 million of net operating loss carryforwards at December 31, 2021 and 2020, respectively. The net operating loss carryforwards begin to expire in 2033.  In addition, we have credit carryforwards associated with our research and development activities of $6.4 million and $5.6 million as of December 31, 2021 and 2020, respectively.  The research and development credit carryforwards begin to expire in 2030.

We have state net operating loss carryforwards of $11.1  million at December 31, 2021 and $9.9 million at December 31, 2020, and the related valuation allowances were $2.8 million at each date. We have state credit carryforwards of $0.4 million at December 31, 2021 and December 31, 2020, respectively. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2017.  We are subject to examination by most state tax jurisdictions for tax years after 2017.

Note 11: Net (Loss) Income Per Common Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2021, 2020 and 2019 is as follows:

For the years ended December 31,	2021	2020	2019
(dollars in thousands, except per share amounts)
Numerator:
Net (loss) income	$(758)	$(19,047)	$4,275

Denominator:
Weighted average number of shares of common stock outstanding	8,907,908	8,818,974	8,778,753
Weighted average effect of dilutive share-based compensation	-	-	94,966
Diluted weighted average number of shares of common stock outstanding	8,907,908	8,818,974	8,873,719

Net (loss) income per common share:
Basic earnings per share	$(0.09)	$(2.16)	$0.49
Diluted earnings per share	$(0.09)	$(2.16)	$0.48

There were 645,050, 776,025 and 593,975 options to purchase shares of common stock, at an average price of

$21.00, $22.02 and $26.91 for the years ended December 31, 2021, 2020 and 2019, respectively, that were not included in the computation of diluted net (loss) income per common share because their respective exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net (loss) income per common share for the years ended December 31, 2021 and 2020, respectively, excluded 39,036 and 22,533 shares for the assumed exercise of stock options as a result of being in a net loss position.

Note 12: Share-Based Plans

At December 31, 2021, we had the following share-based compensation plans:

Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan

We maintain the Universal Stainless & Alloy Products, Inc. amended and restated 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by our stockholders in May 2017 and subsequently amended and restated and approved by our stockholders in May 2021 (the “Amended and Restated 2017 Plan”). The Amended and Restated 2017 Plan permits the issuance of stock options, restricted stock, restricted stock units, other share-based awards and performance awards to officers, employees, non-employee directors, and consultants and advisors to the Company. At its May 2017 inception, there were 568,357 shares authorized for issuance under the 2017 Plan.

When initially adopted in May 2017, the 2017 Plan replaced the Omnibus Incentive Plan (“OIP”) which in turn replaced the 1994 Stock Incentive Plan (“SIP”). Any awards outstanding under the SIP and OIP will remain subject to and be paid under the SIP and OIP, respectively. No new awards will be granted under either the SIP or OIP. Any shares subject to outstanding awards under the OIP that cease to be subject to such issuance of stock after the adoption of the Amended and Restated 2017 Plan will increase the shares authorized under the Amended and Restated 2017 Plan. As of the adoption of the Amended and Restated 2017 Plan, any shares subject to outstanding award under the SIP that cease to be subject to such issuance of stock will increase the shares authorized under the Amended and Restated 2017 Plan. Further, as of May 5, 2021, 400,000 additional shares were approved and authorized for issuance under the Amended and Restated 2017 Plan. At December 31, 2021, there were 160,999 shares available for grant under the Amended and Restated 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012. The OIP permitted the issuance of stock options, restricted stock, restricted stock units and other share-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who were expected to contribute to our future growth and success. With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2021 under the OIP.

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

A summary of stock option activity as of and for the year ended December 31, 2021 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)
Outstanding at December 31, 2020	244,756	$5.87	893,575	$20.00
Stock options granted	109,200	4.27	109,200	9.48
Stock options vested	(85,012)	7.10	-	-
Stock options forfeited	(31,100)	7.05	(133,900)	26.82
Outstanding at December 31, 2021	237,844	$4.60	868,875	$17.65	5.6
Exercisable at December 31, 2021			631,866	$20.47	4.3

There were no proceeds from stock option exercises during 2021 or 2020. Proceeds from stock option exercises totaled $0.1 million for the year ended December 31, 2019. Shares issued in connection with stock option exercises are issued from available authorized shares.

Based upon the closing stock price of $7.94 at December 31, 2021, the aggregate intrinsic value of outstanding stock options was $0.1 million, of which a nominal amount was related to options that were exercisable. Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options. There were no stock options exercised for the year ended December 31, 2021. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2020 was $0.1 million.

The total fair value of stock options awards vested during the year ended December 31, 2021 was approximately $0.7 million. The total fair value of stock option awards vested during each of the years ended December 31, 2020 and 2019 was approximately $0.8 million.

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

Share-based compensation expense related to stock options totaled $0.5 million for the year ended December 31, 2021. Share-based compensation expense related to stock options totaled $0.8 million for each of the years ended December 31, 2020 and 2019, respectively. Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $1.0 million at December 31, 2021, and the weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $4.27, $2.99 and $6.71, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2021	2020	2019
Risk-free interest rate	0.89% to 1.40%	0.37% to 0.94%	1.41% to 2.56%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	47% to 52%	46% to 51%	47% to 52%
Weighted-average expected market price volatility	49.0%	49.2%	49.4%
Expected term	4.6 to 6.5 years	4.6 to 6.5 years	4.6 to 6.5 years

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2021 and 2020 is presented below:

		Weighted-average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2019	100,192	$16.89
Restricted stock granted in May	6,308	7.84
Restricted stock vested in May	(6,652)	18.11
Restricted stock granted in October	11,866	5.80
Restricted stock granted in November	139,500	6.42
Restricted stock vested in December	(44,000)	14.75
Restricted stock forfeited in 2020	(3,000)	16.06
Balance, December 31, 2020	204,214	9.25
Restricted stock granted in May	6,492	10.75
Restricted stock vested in May	(6,493)	14.81
Restricted stock granted in November	151,500	9.35
Restricted stock vested in October	(2,622)	5.80
Restricted stock vested in November	(6,500)	20.29
Restricted stock forfeited in 2021	(14,380)	8.37
Balance, December 31, 2021	332,211	$9.06

Share-based compensation expense related to restricted stock totaled $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021 and 2020, we granted 157,992 and 157,674 time-based restricted stock units, respectively, to certain employees and directors. The restricted stock units typically vest over four years for employees and three years for directors. The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.

As of December 31, 2021, total unrecognized compensation cost related to non-vested time-based restricted stock units was $2.2 million. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Employee Amended and Restated Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices.  At December 31, 2021, we have issued 295,709 shares of common stock since the Plan’s inception.

Tax Benefits Preservation Plan

On August 24, 2020, the Company's Board of Directors (the “Board”) adopted the Tax Benefits Preservation Plan (“Rights Agreement”), which is a stockholder rights plan designed to reduce the risk that the Company’s ability to use its net operating loss carryforwards and certain other tax attributes to reduce potential future income tax obligations would become subject to limitation by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986.  The Rights Agreement was ratified by the shareholders on an advisory, nonbinding basis at the May 2021 shareholder meeting.

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

There were no issuances of Series A Preferred Stock during the twelve months ended December 31, 2021 or 2020.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, and a fixed monthly contribution on behalf of each salary employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2020. As of that date, the Trust is not fully funded. We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2021	2020	implemented	2021	2020	2019	imposed
Trust	23-6648508 / 499	Green	Green	No	$647	$711	$945	No

The total expense of all retirement plans for the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $1.8 million and $2.1 million, respectively.  No other post-retirement benefit plans exist.

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

We, as well as other specialty metal manufacturers, are subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations.  We are not aware of any environmental condition that currently exists at any of our facilities that would cause a material adverse effect on our financial condition, results of operations or liquidity in a particular future quarter or year.

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business.  At December 31, 2021, our total purchase obligations were approximately $22.3 million, of which approximately $19.3 million will be due in 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer (in his capacity as the Company’s principal executive, financial and accounting officer), performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective. Management’s Report on our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2021, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2022 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference.  With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2021 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act, to the extent required to be included therein, is incorporated and made a part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2021 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	868,875	$17.65	265,290
Total	868,875	$17.65	265,290

(A) Includes 160,999 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 104,291 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2021, 2020 and 2019	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2021	$203	-	2	$201
Year ended December 31, 2020	295	-	(92)	203
Year ended December 31, 2019	295	-	-	295
Valuation allowance for deferred income taxes:
Year ended December 31, 2021	$2,105	-	-	$2,105
Year ended December 31, 2020	2,105	-	-	2,105
Year ended December 31, 2019	2,298	-	(193)	2,105

(A)

Credits to the allowance for doubtful accounts represent the write-off of bad debts net of recoveries. Credits to the valuation allowance for deferred income taxes represent adjustments to existing valuation allowances.

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.2	Second Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2014.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Universal Stainless & Alloy Products, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.3	Tax Benefits Preservation Plan, date as of August 24, 2020, by and between Universal Stainless & Alloy Products, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.6	Employment Agreement dated April 1, 2020, between the Company and John J. Arminas	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.8	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.9	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION

10.10	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.11

Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 17, 2021, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto from time to time, PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the lenders party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

10.12	Universal Stainless & Alloy Products, Inc. Amended and Restated 1996 Employee Stock Purchase Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.13	Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.14	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.15	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.16	Form of Employee Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.17	Form of Employee RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.18	Form of Retention Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.19	Form of Retention RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Amendment to the Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.21	Amendment to the Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.22	Employment Agreement dated April 15, 2019, between the Company and Wendel L. Crosby	Filed herewith.*

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 17, 2022
Dennis M. Oates	Director (Principal Executive, Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 17, 2022
Christopher L. Ayers

/s/ Judith L. Bacchus	Director	February 17, 2022
Judith L. Bacchus

/s/ M. David Kornblatt	Director	February 17, 2022
M. David Kornblatt

/s/ Udi Toledano	Director	February 17, 2022
Udi Toledano