Form 10-Q
period 2022-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2022-04-20
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 18, 2022, there were 8,957,453 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Net sales	$47,562	$37,038
Cost of products sold	43,509	37,286

Gross margin	4,053	(248)
Selling, general and administrative expenses	5,049	5,231

Operating loss	(996)	(5,479)
Interest expense and other financing costs	709	550
Other expense, net	13	16

Loss before income taxes	(1,718)	(6,045)
Income taxes	(103)	(1,516)

Net loss	$(1,615)	$(4,529)

Net loss per common share - Basic	$(0.18)	$(0.51)

Net loss per common share - Diluted	$(0.18)	$(0.51)

Weighted average shares of common stock outstanding
Basic	8,946,174	8,888,815
Diluted	8,946,174	8,888,815

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Net loss	$(1,615)	$(4,529)
Other comprehensive income, net of tax
Unrealized gain on derivatives	135	15
Comprehensive loss	$(1,480)	$(4,514)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$279	$118
Accounts receivable (less allowance for doubtful accounts of $201 and $201, respectively)	28,347	21,192
Inventory, net	147,632	140,684
Other current assets	8,498	8,567

Total current assets	184,756	170,561

Property, plant and equipment, net	157,157	159,162
Other long-term assets	886	909

Total assets	$342,799	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,549	$24,000
Accrued employment costs	2,608	4,303
Current portion of long-term debt	2,376	2,392
Other current liabilities	1,720	943

Total current liabilities	38,253	31,638

Long-term debt, net	73,585	66,852
Deferred income taxes	2,391	2,461
Other long-term liabilities, net	3,320	3,360

Total liabilities	117,549	104,311

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,957,453 and 8,938,091 shares issued, respectively	9	9
Additional paid-in capital	95,999	95,590
Accumulated other comprehensive income	175	40
Retained earnings	129,067	130,682

Total stockholders’ equity	225,250	226,321

Total liabilities and stockholders’ equity	$342,799	$330,632

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Operating Activities:
Net loss	$(1,615)	$(4,529)
Adjustments for non-cash items:
Depreciation and amortization	4,871	4,834
Deferred income tax	(122)	(1,518)
Share-based compensation expense	409	309
Changes in assets and liabilities:
Accounts receivable, net	(7,155)	(2,568)
Inventory, net	(7,365)	(639)
Accounts payable	7,872	6,149
Accrued employment costs	(1,695)	1,261
Income taxes	23	7
Other	798	(1,689)

Net cash (used in) provided by operating activities	(3,979)	1,617

Investing Activity:
Capital expenditures	(2,520)	(2,683)

Net cash used in investing activity	(2,520)	(2,683)

Financing Activities:
Borrowings under revolving credit facility	28,799	29,541
Payments on revolving credit facility	(21,535)	(20,820)
Proceeds from term loan facility	-	8,571
Payments on term loan facility, finance leases, and notes	(604)	(15,428)
Payments of financing costs	-	(539)

Net cash provided by financing activities	6,660	1,325

Net increase in cash	161	259
Cash at beginning of period	118	164

Cash at end of period	$279	$423

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	income (loss)

For the three months ended March 31, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Net gain on derivative instruments	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175

For the three months ended March 31, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)
Share-based compensation	11,034	-	309	-	-
Net gain on derivative instruments	-	-	-	-	15
Net loss	-	-	-	(4,529)	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the December 31, 2021 consolidated balance sheet data was derived from the audited financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

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

None.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net loss per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2022	2021

Numerator:
Net loss	$(1,615)	$(4,529)

Denominator:
Weighted average number of shares of common stock outstanding	8,946,174	8,888,815
Weighted average effect of dilutive share-based compensation	-	-
Diluted weighted average number of shares of common stock outstanding	8,946,174	8,888,815

Net loss per common share:
Net loss per common share - Basic	$(0.18)	$(0.51)
Net loss per common share - Basic	$(0.18)	$(0.51)

We had options to purchase 748,775 and 757,775 shares of common stock outstanding at a weighted average price of $19.01 and $21.78 for the three months ended March 31, 2022 and 2021, respectively, which were excluded in the computation of diluted net loss per common share. These options were not included in the computation of diluted net loss per common share because their exercise prices were greater than the average market price of our common stock. In addition, the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021, respectively, excluded 28,398 and 30,553 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.9 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date; consequently, we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2022	2021
Net sales:
Specialty alloys	$38,220	$29,091
Premium alloys (A)	8,933	7,553
Conversion services and other sales	409	394

Total net sales	$47,562	37,038

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2022 and March 31, 2021, we amortized these operating materials in the amount of $0.4 million in each period. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during 2020. As a result, $2.6 million of fixed overhead costs were not absorbed into inventory and charged directly to expense during the three months ended March 31, 2021. There was no such charge during the three months ended March 31, 2022.

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021

Raw materials and starting stock	$14,340	$12,263
Semi-finished and finished steel products	126,508	122,396
Operating materials	11,256	10,620

Gross inventory	152,104	145,279
Inventory reserves	(4,472)	(4,595)

Total inventory, net	$147,632	$140,684

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2022, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new lease agreement accounted for as an operating lease, and did not enter into any new lease agreements accounted for as a finance lease, during the first quarter of 2022.

As of March 31, 2022, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2022	251	211
2023	243	242
2024	147	225
2025	35	112
2026	14	-
Total minimum lease payments	690	790
Less amounts representing interest	(29)	(75)
Present value of minimum lease payments	661	715
Less current obligations	(310)	(233)
Total long-term lease obligations, net	$351	$482
Weighted-average remaining lease term	2.5 years	2.4 years

Right-of-use assets recorded to the consolidated balance sheet at March 31, 2022 were $0.6 million for operating leases and $0.8 million for finance leases. For the three months ended March 31, 2022, the amortization of finance lease assets was $0.1 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021

Revolving credit facility	$63,261	$55,997
Term loan	13,393	13,929
Finance leases	715	783

Total debt	77,369	70,709
Less: current portion of long-term debt	(2,376)	(2,392)
Less: deferred financing costs	(1,408)	(1,465)

Long-term debt, net	$73,585	$66,852

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our Prior Credit Agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and March 31, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2022, which ranged between 2.79% and 2.96% for our Revolving Credit Facility and was 3.24% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at March 31, 2021 and will be amortized to interest expense over the life of the Credit Agreement.  At March 31, 2022, we had total Credit Agreement related net deferred financing costs of approximately $0.8 million. For the three months ended March 31, 2022, we amortized $0.1 million of those deferred financing costs.

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

Notes

In connection with the acquisition of the North Jackson facility in 2011, we issued $20.0 million in Notes to the sellers of the facility as partial consideration in the transaction, which were retired in 2021.

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

As of March 31, 2022 and December 31, 2021, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The Company has determined that the Investment Fund and CDE are each a variable interest entity (“VIE”), and that it is the primary beneficiary of each VIE.  This conclusion was reached based on the following:

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2022 and December 31, 2021 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit facility at March 31, 2022 and December 31, 2021 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

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

For the three months ended March 31, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 10.6% and 25.8%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in both years is primarily due to research and development credits. The 2022 and 2021 estimated annual effective tax rates differ primarily due to a forecast of income tax expense in 2022 compared to an income tax benefit in 2021.

Discrete items during the three months ended March 31, 2022 totaled approximately $0.1 million of expense related to share-based compensation items, and the ETR for the quarter was 6.0%.  Discrete items for the first quarter of the prior year were not significant and the ETR was 25.1%.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $2.2 million and $2.5 million at March 31, 2022 and December 31, 2021, respectively, and a related unrealized gain of less than $0.1 million was recorded in accumulated other comprehensive income at each date.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and December 31, 2021 was $16 million, and the notional amount will step down throughout the term.  The notional amount of the contract at March 31, 2022 was $10 million.   The contract had a related unrealized gain recorded in accumulated other comprehensive income of $0.1 and less than $0.1 million at March 31, 2022 and December 31, 2021, respectively.

Note 12: Subsequent Events

Subsequent to the end of the quarter, a liquid metal spill occurred during operations at the Company’s electric arc melting facility in Bridgeville, Pennsylvania. There were no related injuries as a result of the spill, which was caused by a breakthrough at the bottom of a furnace shell. Cleanup and damage assessment have begun and the Company expects melting operations to resume in May 2022, subject to parts and contractor availability. All other operations continue to function as normal, and the Company does not expect any near-term interruption to product delivery schedules. The full cost of the cleanup and other financial impacts of the spill are not known at this time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward looking statement. These forward looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

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

Sales in the first quarter of 2022 were $47.6 million, an increase of $4.3 million, or 10.0%, from the fourth quarter of 2021. During this period, sales to our largest end market, aerospace, increased $4.4 million, or 16.9%, driven by increasing aerospace supply chain demand. Sales increased in all our end markets compared to the fourth quarter of 2021, except for heavy equipment.

Total company backlog, before surcharges, at the end of the first quarter was $201.8 million, an increase of $67.3 million, or 50.0%, compared to the end of 2021. This is the result of record order-entry in the first quarter as demand for our products continues to increase despite our price increases and lengthening lead times.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $8.9 million and comprised 18.8% of total sales. This percentage of sales was an increase sequentially, but a decrease from 20.4% of sales in the first quarter of 2021. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the first quarter was $4.1 million, or 8.5% of net sales, and included a $1.1 million benefit related to a grant received from the Aviation Manufacturing Jobs Protection (“AMJP”) Program. The gross margin percentage is an increase from negative 0.7% of net sales in the first quarter of 2021, but a decrease from 8.7% of net sales in the fourth quarter of 2021. The sequential decrease in gross margin was primarily caused by supply chain challenges and operational difficulties at the beginning of 2022, including trucking delays and interruptions in service, parts and supplies availability. This impact was worsened by continuing labor shortages and rapidly rising costs that were not fully offset by price increases. We have since enacted prices targeted to offset these higher costs. These negative impacts were partly offset by rising product margins on our premium alloy products sold during the quarter.

COVID-19 Pandemic

While the Company’s four plants have continued to operate throughout the pandemic, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges continued in the first quarter and may continue throughout 2022. These factors may have additional significant impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

	Three months ended March 31,
(in thousands, except shipped ton information)	2022		2021

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$47,562	100.0	$37,038	100.0	$10,524	28.4
Cost of products sold	43,509	91.5	37,286	100.7	6,223	16.7

Gross margin	4,053	8.5	(248)	(0.7)	4,301	NM
Selling, general and administrative expenses	5,049	10.6	5,231	14.1	(182)	(3.5)

Operating loss	(996)	(2.1)	(5,479)	(14.8)	4,483	81.8
Interest expense	653	1.4	494	1.3	159	32.2
Deferred financing amortization	56	0.1	56	0.2	-	-
Other expense, net	13	-	16	-	(3)	(18.8)

Loss before income taxes	(1,718)	(3.6)	(6,045)	(16.3)	4,327	71.6
Income taxes	(103)	(0.2)	(1,516)	(4.1)	1,413	93.2

Net loss	$(1,615)	(3.4)%	$(4,529)	(12.2)%	$2,914	64.3

Tons shipped	6,829		7,048		(219)	(3.1)

Sales dollars per shipped ton	$6,965		$5,255		$1,710	32.5%

Market Segment Information
	Three months ended March 31,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$33,253	69.9%	$25,844	69.8%	$7,409	28.7%
Original equipment manufacturers	4,704	9.9	4,795	12.9	(91)	(1.9)
Rerollers	4,508	9.5	3,793	10.2	715	18.9
Forgers	4,688	9.9	2,212	6.0	2,476	111.9
Conversion services and other	409	0.8	394	1.1	15	3.8

Total net sales	$47,562	100.0%	$37,038	100.0%	$10,524	28.4%

Melt Type Information
	Three months ended March 31,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$38,220	80.4%	$29,091	78.5%	$9,129	31.4%
Premium alloys (A)	8,933	18.8	7,553	20.4	1,380	18.3
Conversion services and other	409	0.8	394	1.1	15	3.8

Total net sales	$47,562	100.0%	$37,038	100.0%	$10,524	28.4%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$30,102	63.3%	$22,227	60.0%	$7,875	35.4%
Power generation	1,297	2.7	1,199	3.2	98	8.2
Oil & gas	4,352	9.2	3,066	8.3	1,286	41.9
Heavy equipment	8,074	17.0	8,080	21.8	(6)	(0.1)
General industrial, conversion services and other	3,737	7.8	2,466	6.7	1,271	51.5

Total net sales	$47,562	100.0%	$37,038	100.0%	$10,524	28.4%

Net sales:

Net sales for the three months ended March 31, 2022 increased $10.5 million, or 28.4%, compared to the same period in the prior year. This was driven by a strong pricing environment as reflected by the increase in average sales dollars per shipped ton. The higher average sales price includes an increase in premium alloy net sales, increased base and surcharge pricing, and a shift in mix from semi-finished products to more finished products.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2022 was 8.5% compared to a negative 0.7% for the three months ended March 31, 2021. The increase primarily reflects higher activity levels and better absorption compared to the prior year first quarter. Further, the current quarter includes approximately $1.1 million in benefit from our AMJP (as defined below) grant awarded during the period.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by $0.2 million for the three months ended March 31, 2022 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $0.7 million in the first quarter of 2022 compared to $0.5 million in the first quarter of 2021. The increase reflects higher debt levels and the impact of higher variable interest rates paid on our revolving credit facility debt.

Income tax benefit:

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

For the three months ended March 31, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 10.6% and 25.8%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in both years is primarily due to research and development credits. The 2022 and 2021 estimated annual effective tax rates differ primarily due to a forecast of income tax expense in 2022 compared to an income tax benefit in 2021.

Discrete items during the three months ended March 31, 2022 totaled approximately $0.1 million of expense related to share-based compensation items, and the ETR for the quarter was 6.0%. Discrete items for the first quarter of the prior year were not significant and the ETR was 25.1%.

Net loss:

For the three months ended March 31, 2022, the Company recorded a net loss of $1.6 million, or $0.18 per diluted share, compared to a net loss of $4.5 million, or $0.51 per diluted share, for the three months ended March 31, 2021.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At March 31, 2022, we maintained approximately $25.3 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash used in (provided by) operating activities:

During the three months ended March 31, 2022, net cash of $4.0 million was used in operating activities. Our net loss, after adjustments for non-cash expenses, generated $3.5 million. We used $5.9 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased $7.2 million due to higher sales. Inventory also grew in support of our record backlog and used $7.4 million in cash. An increase in accounts payable provided $7.9 million in cash, partially offsetting the increased inventory and accounts receivable. We also used $0.9 million of cash from other assets and liabilities.

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection (“AMJP”) Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company expects to receive additional funds from the DOT after completion of the service period upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The grant benefit will be recognized over the six-month performance period as a reduction to cost of sales. During the quarter ended March 31, 2022, the Company recognized approximately $1.1 million as a reduction in cost of sales with the remaining balance of the initial installment presented in Other current liabilities on the Consolidated Balance Sheet as of March 31, 2022.

During the three months ended March 31, 2022, net cash of $1.6 million was generated from operating activities. Our net loss, after adjustments for non-cash expenses, used $0.9 million. We generated $1.1 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased $2.6 million due to higher sales, while inventory increased $0.6 million. Accounts payable increased $6.1 million due to increased production activity compared to the end of 2021, and other current liabilities decreased $1.9 million. We also generated $1.5 million of cash from other assets and liabilities.

Net cash used in investing activities:

During the three months ended March 31, 2022, we used $2.5 million of cash for capital expenditures, compared to $2.7 million for the same period in the prior year. 2022 capital spending is expected to approximate $20.0 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2022, compared to $1.3 million for the same period in the prior year. The increase was due to higher working capital requirements due to inventory and accounts receivable growth.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first three months of 2022 and 2021. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2021 and through March 31, 2022.

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

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement replaces our Prior Credit Agreement, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and March 31, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2022, which ranged between 2.79% and 2.96% for our Revolving Credit Facility and was 3.24% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the Consolidated Balance Sheet at March 31, 2021 and will be amortized to interest expense over the life of the Credit Agreement.

At March 31, 2022, we had total Credit Agreement related net deferred financing costs of approximately $0.8 million. For the three months ended March 31, 2022, we amortized $0.1 million of those deferred financing costs.

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

Notes

In connection with the acquisition of the North Jackson facility, in August 2011, we issued $20.0 million in aggregate principal amount of notes to the sellers of the North Jackson facility as partial consideration of the acquisition, which were retired in 2021.

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

Leases

The Company periodically enters into leases in its normal course of business. Operating lease liabilities and right-of-use assets are recorded to the Consolidated Balance Sheets at the present value of minimum lease payments. The assets are included in Other long-term assets in the Consolidated Balance Sheets and are amortized over the respective terms, which are five years or less. The long-term component of the lease liability is recorded in Other long-term liabilities, net and the current component is included in Other current liabilities.

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

The Company entered into one new lease agreement accounted for as an operating during the first quarter of 2022 and did not enter into any finance lease agreements during the quarter.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A. “Risk Factors.”

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1	Employment Agreement dated April 1, 2022 between the Company and Steven V. DiTommaso (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2022

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 20, 2022

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)