Form 10-Q
period 2022-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2022-07-27
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 25, 2022, there were 8,975,331 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$52,156	$38,502	$99,718	$75,540
Cost of products sold	47,417	36,338	90,926	73,624

Gross margin	4,739	2,164	8,792	1,916
Selling, general and administrative expenses	5,277	5,151	10,326	10,382

Operating loss	(538)	(2,987)	(1,534)	(8,466)
Interest expense and other financing costs	870	492	1,579	1,042
Other (income) expense, net	(39)	7	(26)	23

Loss before income taxes	(1,369)	(3,486)	(3,087)	(9,531)
Income taxes	68	(993)	(35)	(2,509)

Net loss	$(1,437)	$(2,493)	$(3,052)	$(7,022)

Net loss per common share - Basic	$(0.16)	$(0.28)	$(0.34)	$(0.79)

Net loss per common share - Diluted	$(0.16)	$(0.28)	$(0.34)	$(0.79)

Weighted average shares of common stock outstanding
Basic	8,960,770	8,900,460	8,953,460	8,894,669
Diluted	8,960,770	8,900,460	8,953,460	8,894,669

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(1,437)	$(2,493)	$(3,052)	$(7,022)
Other comprehensive income, net of tax
Unrealized gain on derivatives	121	5	256	20
Comprehensive loss	$(1,316)	$(2,488)	$(2,796)	$(7,002)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$315	$118
Accounts receivable (less allowance for doubtful accounts of $201 and $201, respectively)	30,137	21,192
Inventory, net	148,977	140,684
Other current assets	8,931	8,567

Total current assets	188,360	170,561

Property, plant and equipment, net	158,665	159,162
Other long-term assets	873	909

Total assets	$347,898	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,156	$24,000
Accrued employment costs	2,652	4,303
Current portion of long-term debt	2,360	2,392
Other current liabilities	1,087	943

Total current liabilities	36,255	31,638

Long-term debt, net	81,623	66,852
Deferred income taxes	2,492	2,461
Other long-term liabilities, net	3,246	3,360

Total liabilities	123,616	104,311

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,975,331 and 8,938,091 shares issued, respectively	9	9
Additional paid-in capital	96,347	95,590
Accumulated other comprehensive income	296	40
Retained earnings	127,630	130,682

Total stockholders’ equity	224,282	226,321

Total liabilities and stockholders’ equity	$347,898	$330,632

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021

Operating Activities:
Net loss	$(3,052)	$(7,022)
Adjustments for non-cash items:
Depreciation and amortization	9,694	9,639
Deferred income tax	(52)	(2,510)
Share-based compensation expense	695	581
Changes in assets and liabilities:
Accounts receivable, net	(8,945)	(3,210)
Inventory, net	(9,054)	(10,288)
Accounts payable	3,450	12,327
Accrued employment costs	(1,651)	2,716
Income taxes	33	3
Other	(128)	(533)

Net cash (used in) provided by operating activities	(9,010)	1,703

Investing Activity:
Capital expenditures	(5,482)	(4,483)

Net cash used in investing activity	(5,482)	(4,483)

Financing Activities:
Borrowings under revolving credit facility	64,647	56,008
Payments on revolving credit facility	(48,810)	(45,887)
Proceeds from term loan facility	-	8,571
Payments on term loan facility, finance leases, and notes	(1,210)	(15,497)
Issuance of common stock under share-based plans	62	118
Payments of financing costs	-	(539)

Net cash provided by financing activities	14,689	2,774

Net increase (decrease) in cash	197	(6)
Cash at beginning of period	118	164

Cash at end of period	$315	$158

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	income (loss)

For the six months ended June 30, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Net gain on derivative instruments	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175
Common stock issuance under
Employee Stock Purchase Plan	9,870	-	62	-	-
Share-based compensation	8,008	-	286	-	-
Net gain on derivative instruments	-	-	-	-	121
Net loss	-	-	-	(1,437)	-
Balance at June 30, 2022	8,975,331	$9	$96,347	$127,630	$296

For the six months ended June 30, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)
Share-based compensation	11,034	-	309	-	-
Net gain on derivative instruments	-	-	-	-	15
Net loss	-	-	-	(4,529)	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)
Common stock issuance under
Employee Stock Purchase Plan	11,271	-	71	-	-
Exercise of stock options	5,272	-	47	-	-
Share-based compensation	6,493	-	272	-	-
Net gain on derivative instruments	-	-	-	-	5
Net loss	-	-	-	(2,493)	-
Balance at June 30, 2021	8,917,858	$9	$94,975	$124,418	$(25)

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

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs.) Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021

Numerator:
Net loss	$(1,437)	$(2,493)	$(3,052)	$(7,022)

Denominator:
Weighted average number of shares of common stock outstanding	8,960,770	8,900,460	8,953,460	8,894,669
Weighted average effect of dilutive share-based compensation	-	-	-	-
Diluted weighted average number of shares of common stock outstanding	8,960,770	8,900,460	8,953,460	8,894,669

Net loss per common share:
Net loss per common share - Basic	$(0.16)	$(0.28)	$(0.34)	$(0.79)
Net loss per common share - Diluted	$(0.16)	$(0.28)	$(0.34)	$(0.79)

We had options to purchase 738,225 and 710,750 shares of common stock outstanding at a weighted average price of $18.71 and $22.05 for the three month periods ended June 30, 2022 and June 30, 2021, respectively, which were excluded in the computation of diluted net loss per common share. We had options to purchase 734,725 and 710,750  shares of common stock outstanding at a weighted average price of $18.78 and $22.05 for the six month periods ended June 30, 2022 and June 30, 2021, respectively, which were excluded in the computation of diluted net loss per common share.  These options were not included in the computation of diluted net loss per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three months ended June 30, 2022 and 2021, respectively, excluded 17,358 and 39,965 shares for the assumed exercise of stock options as a result of being in a net loss position. The calculation of diluted net loss per share for the six months ended June 30, 2022 and 2021, respectively, excluded 22,984 and 35,372 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.7 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

The Company has elected the following practical expedients allowed under ASU 2014-09:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date; consequently, we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
Specialty alloys	$42,824	$32,295	$81,044	$61,386
Premium alloys (A)	8,788	5,894	17,721	13,447
Conversion services and other sales	544	313	953	707

Total net sales	$52,156	38,502	$99,718	75,540

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2022 and June 30, 2021, we amortized these operating materials in the amount of $0.8 million in each period.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during 2020. As a result, $2.1 million of fixed overhead costs were not absorbed into inventory and were charged directly to expense during the three months ended June 30, 2021. There has not been any charge in the current year related to overall activity levels; however, the company experienced a liquid metal spill at our Bridgeville plant during April 2022. The consolidated statement of operations for the three months ended June 30, 2022 includes $3.6 million of net expense related to the liquid metal spill, of which $1.3 million represents fixed overhead costs charged directly to expense due to the impact of the spill on our activity levels. The $3.6 million of expense is net of a $1.5 million insurance recovery received during the period.

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021

Raw materials and starting stock	$21,573	$12,263
Semi-finished and finished steel products	118,571	122,396
Operating materials	12,171	10,620

Gross inventory	152,315	145,279
Inventory reserves	(3,338)	(4,595)

Total inventory, net	$148,977	$140,684

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2022, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new operating lease and did not enter into any new finance lease agreements during the second quarter of 2022, .

As of June 30, 2022, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2022	174	130
2023	264	242
2024	168	225
2025	34	112
2026 & 2027	20	-
Total minimum lease payments	660	709
Less amounts representing interest	(21)	(64)
Present value of minimum lease payments	639	645
Less current obligations	(322)	(217)
Total long-term lease obligations, net	$317	$428
Weighted-average remaining lease term	2.4 years	2.2 years

Right-of-use assets recorded to the consolidated balance sheet at June 30, 2022 were $0.6 million for operating leases and $0.8 million for finance leases. For the six months ended June 30, 2022, the amortization of finance lease assets was $0.1 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021

Revolving credit facility	$71,834	$55,997
Term loan	12,857	13,929
Finance leases	645	783

Total debt	85,336	70,709
Less: current portion of long-term debt	(2,360)	(2,392)
Less: deferred financing costs	(1,353)	(1,465)

Long-term debt, net	$81,623	$66,852

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

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and June 30, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2022, which ranged between 3.70% and 4.17% for our Revolving Credit Facility and was 4.12% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at June 30, 2021 and will be amortized to interest expense over the life of the Credit Agreement.  At June 30, 2022, we had total Credit Agreement related net deferred financing costs of approximately $1.4 million. For the six months ended June 30, 2022, we amortized $0.1 million of those deferred financing costs.

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

As of June 30, 2022 and December 31, 2021, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2022 and December 31, 2021 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit Facility at June 30, 2022 and December 31, 2021 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

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

For the six months ended June 30, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 5.4% and 27.5%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in both years is primarily due to research and development credits. The 2022 and 2021 estimated annual effective tax rates differ primarily due to a forecast of income tax expense in 2022 compared to an income tax benefit in 2021.

Discrete items during the six months ended June 30, 2022 totaled approximately $0.2 million of expense related to share-based compensation items, and the ETR for the first half of the year was 1.1%.  Discrete items for the first half of the prior year were not significant and the ETR was 26.3%.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $2.9 million and $2.5 million at June 30, 2022 and December 31, 2021, respectively, and a related unrealized gain of $0.2 million was recorded in accumulated other comprehensive income at each date.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and December 31, 2021 was $16 million, and the notional amount will step down throughout the term.  The notional amount of the contract at June 30, 2022 was $10 million.   The contract had a related unrealized gain recorded in accumulated other comprehensive income of $0.2 and less than $0.1 million at June 30, 2022 and December 31, 2021, respectively.

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

A liquid metal spill occurred during operations at the Company’s Bridgeville Electric Arc Melting facility at the beginning of the second quarter. The spill was caused by a breakthrough at the bottom of a furnace shell. Clean up and repair caused approximately seven weeks of down time at the melt operation. While all other operations continued to function as normal, the spill disrupted productivity throughout the plant due to its impact on production flow. Despite the many challenges presented by the spill, clean up and repair activities were completed timely, and we returned to production within the quarter. As a result, we were able to increase sales and gross margin in the second quarter despite the headwinds caused by the spill.

Sales in the second quarter of 2022 were $52.2 million, an increase of $4.6 million, or 9.7%, from the first quarter of 2022. During this period, sales to our largest end market, aerospace, increased $5.6 million, or 18.5%, driven by increasing aerospace supply chain demand. Sales increased in all our end markets compared to the first quarter of 2022, except for heavy equipment and general industries.

Total company backlog, before surcharges, at the end of the second quarter was $222.7 million, an increase of $20.9 million, or 10.3%, compared to the first quarter of 2022. This is the result of strong order-entry in the first half of 2022 as demand for our products remains high despite our price increases and lengthening lead times.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $8.8 million and comprised 16.8% of total sales. This was a decrease compared to $8.9 million in the first quarter of 2022, but an increase from $5.9 million of sales in the second quarter of 2021. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the second quarter was $4.7 million, or 9.1% of net sales. This included $3.6 million of net unplanned costs related to the Bridgeville liquid metal spill that occurred in April 2022, as well as a $1.8 million benefit related to a grant awarded from the Aviation Manufacturing Jobs Protection (“AMJP”) Program. The gross margin percentage is an increase from 5.6% of net sales in the second quarter of 2021 and from 8.5% of net sales in the first quarter of 2022. The first quarter of 2022 included a $1.1 million AMJP benefit. Despite the sequential improvement in gross margin, we continue to see margin headwinds related to labor shortages, rising input costs, and various supply chain challenges, including trucking delays and interruptions in service, parts and supplies availability.

COVID-19 Pandemic

While the Company’s four plants have continued to operate throughout the pandemic, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges continued in the second quarter and may continue throughout 2022. These factors may have additional significant impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Three months ended June 30,
(in thousands, except shipped ton information)	2022		2021

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance

Net sales	$52,156	100.0%	$38,502	100.0%	$13,654	35.5%
Cost of products sold	47,417	90.9	36,338	94.4	11,079	30.5

Gross margin	4,739	9.1	2,164	5.6	2,575	119.0
Selling, general and administrative expenses	5,277	10.1	5,151	13.4	126	2.4

Operating loss	(538)	(1.0)	(2,987)	(7.8)	2,449	(82.0)
Interest expense	814	1.6	436	1.1	378	86.7
Deferred financing amortization	56	0.1	56	0.1	-	-
Other (income) expense, net	(39)	(0.1)	7	-	(46)	NM

Loss before income taxes	(1,369)	(2.6)	(3,486)	(9.0)	2,117	(60.7)
Income taxes	68	0.1	(993)	(2.6)	1,061	(106.8)

Net loss	$(1,437)	(2.7)%	$(2,493)	(6.4)%	$1,056	(42.4)

Tons shipped	7,316		7,268		48	0.7

Sales dollars per shipped ton	$7,129		$5,297		$1,832	34.6%

Market Segment Information
	Three months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$36,940	70.9%	$28,008	72.7%	$8,932	31.9%
Original equipment manufacturers	4,182	8.0	2,785	7.2	1,397	50.2
Rerollers	6,889	13.2	5,114	13.3	1,775	34.7
Forgers	3,601	6.9	2,282	6.0	1,319	57.8
Conversion services and other	544	1.0	313	0.8	231	73.8

Total net sales	$52,156	100.0%	$38,502	100.0%	$13,654	35.5%

Melt Type Information
	Three months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$42,824	82.2%	$32,295	83.9%	$10,529	32.6%
Premium alloys (A)	8,788	16.8	5,894	15.3	2,894	49.1
Conversion services and other	544	1.0	313	0.8	231	73.8

Total net sales	$52,156	100.0%	$38,502	100.0%	$13,654	35.5%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$35,673	68.4%	$21,318	55.4%	$14,355	67.3%
Power generation	2,224	4.3	1,407	3.7	817	58.1
Oil & gas	4,667	8.9	3,938	10.2	729	18.5
Heavy equipment	7,205	13.8	9,273	24.1	(2,068)	(22.3)
General industrial, conversion services and other	2,387	4.6	2,566	6.6	(179)	(7.0)

Total net sales	$52,156	100.0%	$38,502	100.0%	$13,654	35.5%

Net sales:

Net sales for the three months ended June 30, 2022 increased $13.7 million, or 35.5%, compared to the same period in the prior year. This was driven by a strong pricing environment as reflected by the increase in average sales dollars per shipped ton. The higher average sales price includes an increase in premium alloy net sales, increased base and surcharge pricing, and a shift in mix from semi-finished products to more finished products.

Gross margin:

As a percent of sales, our gross margin for the three months ended June 30, 2022 was 9.1% compared to 5.6% for the three months ended June 30, 2021. The increase reflects higher average selling prices and the benefit of rising commodity values. Further, the current quarter margin is negatively impacted by the net effect of $3.6 million in total charges due to a liquid metal spill in our Bridgeville plant, partly offset by a $1.8 million benefit from the AMJP grant awarded to the Company.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.1 million for the three months ended June 30, 2022 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $0.8 million in the second quarter of 2022 compared to $0.4 million in the second quarter of 2021. The increase reflects higher debt levels and the impact of higher variable interest rates paid on our revolving credit facility debt.

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

For the three months ended June 30, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 5.4% and 27.5%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in both years is primarily due to research and development credits. The 2022 and 2021 estimated annual effective tax rates differ primarily due to a forecast of income tax expense in 2022 compared to an income tax benefit in 2021.

Discrete items during the three months ended June 30, 2022 totaled approximately $0.1 million of expense related to share-based compensation items, and the ETR for the quarter was -5.0%.  Discrete items for the second quarter of the prior year were not significant and the ETR was 28.5%.

Net loss:

For the three months ended June 30, 2022, the Company recorded a net loss of $1.4 million, or $0.16 per diluted share, compared to a net loss of $2.5 million, or $0.28 per diluted share, for the three months ended June 30, 2021.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Six months ended June 30,
(in thousands, except shipped ton information)	2022		2021

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar / ton variance	Percentage variance
Net sales:
Total net sales	$99,718	100.0%	$75,540	100.0%	24,178	32.0%
Cost of products sold	90,926	91.2	73,624	97.5	17,302	23.5

Gross margin	8,792	8.8	1,916	2.5	6,876	358.9
Selling, general and administrative expenses	10,326	10.4	10,382	13.7	(56)	(0.5)

Operating loss	(1,534)	(1.6)	(8,466)	(11.2)	6,932	(81.9)
Interest expense	1,467	1.4	930	1.2	537	57.7
Deferred financing amortization	112	0.1	112	0.2	-	-
Other expense (income), net	(26)	-	23	-	(49)	213.0

Loss before income taxes	(3,087)	(3.1)	(9,531)	(12.6)	6,444	(67.6)
Income taxes	(35)	-	(2,509)	(3.3)	2,474	(98.6)

Net loss	$(3,052)	(3.1)%	$(7,022)	(9.3)%	$3,970	(56.5)

Tons shipped	14,145		14,316		(171)	(1.2)

Sales dollars per shipped ton	$7,050		$5,277		$1,773	33.6%

Market Segment Information
	Six months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$70,193	70.4%	$53,852	71.3%	$16,341	30.3%
Original equipment manufacturers	8,886	8.9	7,580	10.0	1,306	17.2
Rerollers	11,397	11.4	8,907	11.8	2,490	28.0
Forgers	8,289	8.3	4,494	5.9	3,795	84.4
Conversion services and other sales	953	1.0	707	1.0	246	34.8

Total net sales	$99,718	100.0%	$75,540	100.0%	$24,178	32.0%

Melt Type Information
	Six months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$81,044	81.3%	$61,386	81.3%	$19,658	32.0%
Premium alloys (A)	17,721	17.8	13,447	17.8	4,274	31.8
Conversion services and other sales	953	1.0	707	0.9	246	34.8

Total net sales	$99,718	100.1%	$75,540	100.0%	$24,178	32.0%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$65,775	66.1%	$43,545	57.6%	$22,230	51.1%
Power generation	3,521	3.5	2,606	3.4	915	35.1
Oil & gas	9,019	9.0	7,004	9.3	2,015	28.8
Heavy equipment	15,279	15.3	17,353	23.0	(2,074)	(12.0)
General industrial, conversion services and other sales	6,124	6.1	5,032	6.7	1,092	21.7

Total net sales	$99,718	100.0%	$75,540	100.0%	$24,178	32.0%

Net sales:

Net sales for the six months ended June 30, 2022 increased $24.2 million, or 32.0%, compared to the six months ended June 30, 2021. This reflects increases in the average sales dollar per shipped ton of 33.6%.  This was driven by a strong pricing environment, which includes an increase in base and surcharge pricing and a shift in mix from semi-finished products to more finished products.

Gross margin:

Our gross margin, as a percent of sales, was 8.8% for the six months ended June 30, 2022 compared to 2.5% for the six months ended June 30, 2021. In the first half of 2021, we recorded direct charges to the income statement in the amount of $4.7 million associated with lower plant activity levels due to the COVID-induced economic downturn. No such charges were recorded in the current period; however, the current period is negatively impacted by the net effect of $3.6 million in total charges due to a liquid metal spill in our Bridgeville plant, partly offset by a $2.8 million benefit from the AMJP grant awarded to the Company.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses decreased by less than $0.1 million for the six months ended June 30, 2022 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $1.5 million in the first half of 2022 compared to $0.9 million in the first half of 2021. The increase reflects higher interest rates as well as higher overall average debt levels.

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

For the six months ended June 30, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 5.4% and 27.5%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR of 5.4% for 2022 is primarily due to research and development credits.

Discrete items during the six months ended June 30, 2022 were $0.2 and were primarily related to expenses related to expense recorded upon the expiration of stock options.  Discrete items for the six months ended June 30, 2021 were not significant. Our ETR for the first half of each year was 1.1% and 26.3%, respectively

Net loss:

For the six months ended June 30, 2022, the Company recorded a net loss of $3.1 million, or $0.34 per diluted share, compared to a net loss of $7.0 million, or $0.79 per diluted share, for the six months ended June 30, 2021.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At June 30, 2022, we maintained approximately $26.4 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash used in (provided by) operating activities:

During the six months ended June 30, 2022, net cash of $9.0 million was used in operating activities. Our net loss, after adjustments for non-cash expenses, generated $7.3 million. We used $14.4 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased $9.0 million due to higher sales. Inventory also grew in support of our record backlog and used $9.1 million in cash. An increase in accounts payable provided $3.4 million in cash, partially offsetting the impact of increased inventory. We also used $1.8 million of cash from other assets and liabilities.

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection (“AMJP”) Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company expects to receive additional funds from the DOT after completion of the service period upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The additional amount we will receive is conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The total estimated grant benefit is recognized over the six-month performance period as a reduction to cost of sales. During the six months ended June 30, 2022, the Company recognized approximately $2.8 million as a reduction in cost of sales. The earned portion of the grant that is not yet received is recorded within Other current assets on the Consolidated Balance Sheet as of June 30, 2022.

During the six months ended June 30, 2021, net cash of $1.7 million was generated from operating activities. Our net loss, after adjustments for non-cash expenses, generated $0.7 million. We used $2.9 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased due to higher sales in 2021 second quarter compared to the 2020 fourth quarter, while inventory increased $10.3 million to support our growing backlog. Accounts payable increased $12.3 million due to increased production activity compared to the end of 2020, and other current liabilities decreased $1.8 million. We also generated $3.9 million of cash from other assets and liabilities.

Net cash used in investing activities:

During the six months ended June 30, 2022, we used $5.5 million of cash for capital expenditures, compared to $4.5 million for the same period in the prior year. The company expects capital expenditures in the second half of 2022 to increase compared to the first half, as we complete projects that were delayed due to parts availability and other supply chain challenges.

Net cash provided by financing activities:

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2022, compared to $2.8 million for the same period in the prior year. The increase was due to higher working capital requirements primarily driven by increased business activity, consistent with our higher sales and backlog.

Raw materials

The cost of raw materials represents approximately 40% of the cost of products sold in the first six months of 2022 and 2021. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. Additionally, our Bridgeville facility uses graphite electrodes as a consumable supply in the melting process. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2021 and through June 30, 2022.

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

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and June 30, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended June 30, 2022, which ranged between 3.70% and 4.17% for our Revolving Credit Facility and was 4.12% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at June 30, 2021 and will be amortized to interest expense over the life of the Credit Agreement.  At June 30, 2022, we had total Credit Agreement related net deferred financing costs of approximately $1.4 million. For the six months ended June 30, 2022, we amortized $0.1 million of those deferred financing costs.

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

The Company entered one new agreement accounted for as an operating lease and did not enter into any new finance lease agreements during the second quarter of 2022.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2022

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2022

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)