Form 10-Q
period 2022-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2022-10-28
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 24, 2022, there were 8,977,953 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$46,196	$37,169	$145,914	$112,709
Cost of products sold	43,218	34,862	134,144	108,486

Gross margin	2,978	2,307	11,770	4,223
Selling, general and administrative expenses	5,279	5,010	15,605	15,392

Operating loss	(2,301)	(2,703)	(3,835)	(11,169)
Interest expense and other financing costs	1,221	539	2,800	1,581
Gain on extinguishment of debt	-	(10,000)	-	(10,000)
Other (income) expense, net	(599)	9	(625)	32

(Loss) income before income taxes	(2,923)	6,749	(6,010)	(2,782)
Income taxes	(1,626)	(1,141)	(1,661)	(3,650)

Net (loss) income	$(1,297)	$7,890	$(4,349)	$868

Net (loss) income per common share - Basic	$(0.14)	$0.88	$(0.49)	$0.10

Net (loss) income per common share - Diluted	$(0.14)	$0.87	$(0.49)	$0.10

Weighted average shares of common stock outstanding
Basic	8,975,331	8,917,858	8,960,830	8,902,484
Diluted	8,975,331	9,082,371	8,960,830	9,050,847

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net (loss) income	$(1,297)	$7,890	$(4,349)	$868
Other comprehensive income, net of tax
Unrealized gain on derivatives	159	26	455	46
Comprehensive (loss) income	$(1,138)	$7,916	$(3,894)	$914

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$66	$118
Accounts receivable (less allowance for doubtful accounts of $201 and $201, respectively)	23,130	21,192
Inventory, net	158,867	140,684
Other current assets	10,231	8,567

Total current assets	192,294	170,561

Property, plant and equipment, net	159,519	159,162
Other long-term assets	860	909

Total assets	$352,673	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,334	$24,000
Accrued employment costs	3,968	4,303
Current portion of long-term debt	2,392	2,392
Other current liabilities	1,219	943

Total current liabilities	40,913	31,638

Long-term debt, net	84,193	66,852
Deferred income taxes	911	2,461
Other long-term liabilities, net	3,206	3,360

Total liabilities	129,223	104,311

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 8,975,331 and 8,938,091 shares issued, respectively	9	9
Additional paid-in capital	96,653	95,590
Accumulated other comprehensive income	455	40
Retained earnings	126,333	130,682

Total stockholders’ equity	223,450	226,321

Total liabilities and stockholders’ equity	$352,673	$330,632

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021

Operating Activities:
Net (loss) income	$(4,349)	$868
Adjustments for non-cash items:
Depreciation and amortization	14,520	14,419
Gain on extinguishment of debt	-	(10,000)
Deferred income tax	(1,675)	(3,646)
Share-based compensation expense	1,001	833
Changes in assets and liabilities:
Accounts receivable, net	(1,938)	(1,611)
Inventory, net	(19,342)	(25,500)
Accounts payable	7,255	16,525
Accrued employment costs	(335)	2,955
Income taxes	21	5
Other	(1,470)	281

Net cash used in operating activities	(6,312)	(4,871)

Investing Activity:
Capital expenditures	(10,974)	(6,514)

Net cash used in investing activity	(10,974)	(6,514)

Financing Activities:
Borrowings under revolving credit facility	102,098	89,070
Payments on revolving credit facility	(83,260)	(69,804)
Proceeds from term loan facility	-	8,571
Payments on term loan facility, finance leases, and notes	(1,666)	(16,116)
Issuance of common stock under share-based plans	62	118
Payments of financing costs	-	(539)

Net cash provided by financing activities	17,234	11,300

Net decrease in cash	(52)	(85)
Cash at beginning of period	118	164

Cash at end of period	$66	$79

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	income (loss)

For the nine months ended September 30, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Net gain on derivative instruments	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175
Common stock issuance under
Employee Stock Purchase Plan	9,870	-	62	-	-
Share-based compensation	8,008	-	286	-	-
Net gain on derivative instruments	-	-	-	-	121
Net loss	-	-	-	(1,437)	-
Balance at June 30, 2022	8,975,331	$9	$96,347	$127,630	$296
Share-based compensation	-	-	306	-	-
Net gain on derivative instruments	-	-	-	-	159
Net loss	-	-	-	(1,297)	-
Balance at September 30, 2022	8,975,331	$9	$96,653	$126,333	$455

For the nine months ended September 30, 2021

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)
Share-based compensation	11,034	-	309	-	-
Net gain on derivative instruments	-	-	-	-	15
Net loss	-	-	-	(4,529)	-
Balance at March 31, 2021	8,894,822	$9	$94,585	$126,911	$(30)
Common stock issuance under
Employee Stock Purchase Plan	11,271	-	71	-	-
Other share-based plans	5,272	-	47	-	-
Share-based compensation	6,493	-	272	-	-
Net gain on derivative instruments	-	-	-	-	5
Net loss	-	-	-	(2,493)	-
Balance at June 30, 2021	8,917,858	$9	$94,975	$124,418	$(25)
Share-based compensation	-	-	252	-	-
Net gain on derivative instruments	-	-	-	-	26
Net income	-	-	-	7,890	-
Balance at September 30, 2021	8,917,858	$9	$95,227	$132,308	$1

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

Note 2: Net (loss) income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021

Numerator:
Net (loss) income	$(1,297)	$7,890	$(4,349)	$868

Denominator:
Weighted average number of shares of common stock outstanding	8,975,331	8,917,858	8,960,830	8,902,484
Weighted average effect of dilutive share-based compensation	-	164,513	-	148,363
Diluted weighted average number of shares of common stock outstanding	8,975,331	9,082,371	8,960,830	9,050,847

Net loss per common share:
Net (loss) income per common share - Basic	$(0.14)	$0.88	$(0.49)	$0.10
Net (loss) income per common share - Diluted	$(0.14)	$0.87	$(0.49)	$0.10

We had options to purchase 719,875 and 680,550 shares of common stock outstanding at a weighted average price of $18.48 and $22.15 for the three months ended September 30, 2022 and 2021, respectively, which were excluded in the computation of diluted net (loss) income per common share. We had options to purchase 716,375 and 700,550 shares of common stock outstanding at a weighted average price of $18.55 and $21.83 for the nine months ended September 30, 2022 and 2021, respectively, which were excluded in the computation of diluted net (loss) income per common share.  These options were not included in the computation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three and nine months ended September 30, 2022, respectively, excluded 14,919 and 20,119 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.7 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

The Company has elected the following practical expedients allowed under Accounting Standard Codification (“ASC”) 606:

•	Shipping costs are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date; consequently, we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales:
Specialty alloys	$37,308	$30,973	$118,352	$92,359
Premium alloys (A)	7,986	5,936	25,707	19,383
Conversion services and other sales	902	260	1,855	967

Total net sales	$46,196	37,169	$145,914	112,709

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2022 and 2021, we amortized these operating materials in the amount of $1.2 million and $1.3 million, respectively.  This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Due to low activity levels at our production facilities caused by the COVID-19 pandemic, management revised its accounting estimates for the absorption of costs into inventory during 2020. As a result, $1.5 million of fixed overhead costs were not absorbed into inventory and were charged directly to expense and $1.5 million of negative operating efficiency variances were incurred during the three months ended September 30, 2021. There has not been any charge in the current year related to overall activity levels; however, the Company experienced a liquid metal spill at our Bridgeville plant during April 2022. The consolidated statement of operations for the three months ended June 30, 2022 included $3.6 million of net expense related to the liquid metal spill, of which $1.3 million represents fixed overhead costs charged directly to expense due to the impact of the spill on our activity levels. The $3.6 million of expense is net of a $1.5 million insurance recovery received during the period. There were no direct charges of fixed overheads to the consolidated statement of operations for the three months ended March 31, 2022 or September 30, 2022.

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021

Raw materials and starting stock	$18,888	$12,263
Semi-finished and finished steel products	129,733	122,396
Operating materials	13,660	10,620

Gross inventory	162,281	145,279
Inventory reserves	(3,414)	(4,595)

Total inventory, net	$158,867	$140,684

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2022, the leases in effect were primarily related to mobile and other production equipment. The term of our leases is generally 60 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new operating lease and one new finance lease agreement during the third quarter of 2022.

As of September 30, 2022, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2022	$87	$78
2023	266	280
2024	170	265
2025	36	155
2026 & 2027	23	20
Total minimum lease payments	582	798
Less amounts representing interest	(18)	(73)
Present value of minimum lease payments	564	725
Less current obligations	(294)	(250)
Total long-term lease obligations, net	$270	$475
Weighted-average remaining lease term	2.3 years	2.7 years

Right-of-use assets recorded to the consolidated balance sheet at September 30, 2022 were $0.6 million for operating leases and $0.8 million for finance leases. For the nine months ended September 30, 2022, the amortization of finance lease assets was $0.2 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021

Revolving credit facility	$74,835	$55,997
Term loan	12,321	13,929
Finance leases	725	783

Total debt	87,881	70,709
Less: current portion of long-term debt	(2,392)	(2,392)
Less: deferred financing costs	(1,296)	(1,465)

Long-term debt, net	$84,193	$66,852

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and September 30, 2022.

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

As of September 30, 2022, amounts outstanding under the Facilities, at the Company’s option, bore interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2022, which ranged between 5.00% and 7.75% for our Revolving Credit Facility and was 5.69% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at June 30, 2021 and will be amortized to interest expense over the life of the Credit Agreement.  At September 30, 2022, we had total Credit Agreement related net deferred financing costs of approximately $1.3 million. For the nine months ended September 30, 2022, we amortized $0.2 million of those deferred financing costs.

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

Notes

In connection with the acquisition of the North Jackson facility in 2011, we issued $20.0 million in convertible notes to the sellers of the facility as partial consideration in the transaction, which were retired in 2021.

On January 21, 2016, the Company entered into the amended and restated notes in the aggregate principal amount of $20.0 million (the “Notes”), each in favor of Gorbert Inc. (“Holder”). The Company’s obligations under the Notes were collateralized by a second lien on the same assets of the Company that collateralize the obligations of the Company under the Facilities. The Holder had the right to elect at any time on or prior to August 17, 2017 to convert all or any portion of the outstanding principal amount of the Notes.

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

As of September 30, 2022 and December 31, 2021, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at September 30, 2022 and December 31, 2021 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit Facility at September 30, 2022 and December 31, 2021 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

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

For the nine months ended September 30, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 30.9% and 136.9%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in the current year is primarily due to research and development credits. The difference between the federal statutory rate and the estimated annual effective tax rate in 2021 is primarily due to the non-taxable gain on extinguishment of debt recorded in 2021 based on forgiveness of the PPP loan.

Discrete items during the nine months ended September 30, 2022 totaled approximately $0.2 million of expense primarily from the expiration of stock options, and the ETR for the first nine months of the year was 27.8%.  Discrete items for the first nine months of the prior year were not significant and the ETR was 131.2%.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges. The notional value of contracts was $3.7 million and $2.5 million at September 30, 2022 and December 31, 2021, respectively, and a related unrealized gain of $0.2 million was recorded in accumulated other comprehensive income at each date.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The forward interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception and December 31, 2021 was $16 million and steps down throughout the term.  The notional amount of the contract at September 30, 2022 was $10 million.   The contract had related unrealized gain recorded in accumulated other comprehensive income of $0.2 and less than $0.1 million at September 30, 2022 and December 31, 2021, respectively.

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

A liquid metal spill occurred during operations at the Company’s Bridgeville Electric Arc Melting facility at the beginning of the second quarter. The spill was caused by a breakthrough at the bottom of a furnace shell. Clean up and repair caused approximately seven weeks of down time at the melt operation. While all other operations continued to function as normal, the spill disrupted productivity throughout the plant due to its impact on production flow. Despite the many challenges presented by the spill, clean up and repair activities were completed timely, and we returned to production within the second quarter.

Residual impacts of the spill and other challenges related to our supply chain and labor force caused headwinds that negatively impacted our third quarter results. Sales in the third quarter of 2022 were $46.2 million, a decrease of $6.0 million, or 11.4%, from the second quarter of 2022. During this period, sales to our largest end market, aerospace, decreased $4.0 million, or 7.6%.  Sales decreased in all our end markets compared to the second quarter of 2022, except for general industrial.

Total company backlog, before surcharges, at the end of the third quarter was $246.3 million, an increase of $23.6 million, or 10.6%, compared to the second quarter of 2022. This is the result of strong order-entry throughout 2022 as demand for our products remains high despite our price increases and lengthening lead times.

During the quarter, our sales of premium alloy products, which we define as all vacuum induction melt products, totaled $8.0 million and comprised 17.3% of total sales. This was a decrease compared to $8.8 million in the second quarter of 2022, but an increase from $5.9 million of sales in the third quarter of 2021. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the third quarter was $3.0 million, or 6.4% of net sales. This included continued negative impacts of the previously reported liquid metal spill that occurred in April, and negative misalignment between our selling prices and materials cost of sales recognized during the quarter due to falling commodity prices.  Gross margin in the quarter included a benefit of $0.6 million related to a grant awarded from the Aviation Manufacturing Jobs Protection (“AMJP”) Program. The gross margin percentage is a decrease from 9.1% of net sales in the second quarter of 2022, due in part to the negative misalignment described above and less of an AMJP benefit in our current quarter results, and is an increase from 6.2% of net sales in the third quarter of 2021. The second quarter of 2022 included a $1.8 million AMJP benefit.  We continue to see margin headwinds related to labor shortages, rising input costs, and various supply chain challenges, including interruptions in service, parts and supplies availability.

COVID-19 Pandemic

While the Company’s four plants have continued to operate throughout the pandemic, COVID-19 related challenges negatively impacted the efficiency of our operations. These challenges continued in the third quarter and may continue in future periods. These factors may have additional significant impacts on the Company’s backlog, end markets, overall operations, cash flows and financial results.

The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we serve, remains highly uncertain and will depend on future developments and, as such, effects could exist for an extended period, even after the pandemic may end.

Results of Operations

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

	Three months ended September 30,
(in thousands, except shipped ton information)	2022		2021

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$46,196	100.0%	$37,169	100.0%	$9,027	24.3%
Cost of products sold	43,218	93.6	34,862	93.8	8,356	24.0

Gross margin	2,978	6.4	2,307	6.2	671	29.1
Selling, general and administrative expenses	5,279	11.4	5,010	13.5	269	5.4

Operating loss	(2,301)	(5.0)	(2,703)	(7.3)	402	(14.9)
Interest expense	1,165	2.5	483	1.3	682	141.2
Deferred financing amortization	56	0.1	56	0.2	-	-
Gain on extinguishment of debt	-	-	(10,000)	(26.9)	10,000	(100.0)
Other (income) expense, net	(599)	(1.3)	9	-	(608)	NM

(Loss) income before income taxes	(2,923)	(6.3)	6,749	18.1	(9,672)	NM
Income taxes (benefit)	(1,626)	(3.5)	(1,141)	(3.1)	(485)	42.5

Net (loss) income	$(1,297)	(2.8)%	$7,890	21.2%	$(9,187)	(116.4)

Market Segment Information
	Three months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$33,382	72.3%	$26,333	70.8%	$7,049	26.8%
Original equipment manufacturers	3,986	8.6	3,336	9.0	650	19.5
Rerollers	3,386	7.3	4,722	12.7	(1,336)	(28.3)
Forgers	4,540	9.8	2,518	6.8	2,022	80.3
Conversion services and other	902	2.0	260	0.7	642	246.9

Total net sales	$46,196	100.0%	$37,169	100.0%	$9,027	24.3%

Melt Type Information
	Three months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$37,308	80.7%	$30,973	83.3%	$6,335	20.5%
Premium alloys (A)	7,986	17.3	5,936	16.0	2,050	34.5
Conversion services and other	902	2.0	260	0.7	642	246.9

Total net sales	$46,196	100.0%	$37,169	100.0%	$9,027	24.3%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$31,664	68.5%	$22,253	59.9%	$9,411	42.3%
Power generation	1,553	3.4	847	2.3	706	83.4
Oil & gas	3,706	8.0	4,041	10.9	(335)	(8.3)
Heavy equipment	6,225	13.5	7,614	20.5	(1,389)	(18.2)
General industrial, conversion services and other	3,048	6.6	2,414	6.4	634	26.3

Total net sales	$46,196	100.0%	$37,169	100.0%	$9,027	24.3%

Net sales:

Net sales for the three months ended September 30, 2022 increased $9.0 million, or 24.3%, compared to the same period in the prior year. This was driven by both higher shipment volume and a strong pricing environment as reflected by the increase in average sales dollars per shipped ton.

Gross margin:

As a percent of sales, our gross margin for the three months ended September 30, 2022 was 6.4% compared to 6.2% for the three months ended September 30, 2021. The increase includes higher average selling prices and higher costs due to inflationary pressures on substantially all of our production inputs since the prior year comparison period.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.3 million for the three months ended September 30, 2022 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $1.2 million in the third quarter of 2022 compared to $0.5 million in the third quarter of 2021. The increase reflects higher debt levels and the impact of higher variable interest rates paid on our revolving credit facility debt.

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

Our estimated annual effective tax rates applied to ordinary income were 30.9% and 136.9% at September 30, 2022 and 2021, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in 2022 is primarily due to research and development credits, and in 2021 is primarily due to the non-taxable gain on extinguishment of debt recorded in 2021 based on forgiveness of the PPP loan.

Net (loss) income:

For the three months ended September 30, 2022, the Company recorded a net loss of $1.3 million, or $0.14 per diluted share, compared to net income of 7.9 million, or $0.87 per diluted share, for the three months ended September 30, 2021.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

	Nine months ended September 30,
(in thousands, except shipped ton information)	2022		2021

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$145,914	100.0%	$112,709	100.0%	33,205	29.5%
Cost of products sold	134,144	91.9	108,486	96.3	25,658	23.7

Gross margin	11,770	8.1	4,223	3.7	7,547	178.7
Selling, general and administrative expenses	15,605	10.7	15,392	13.7	213	1.4

Operating loss	(3,835)	(2.6)	(11,169)	(10.0)	7,334	(65.7)
Interest expense	2,632	1.8	1,413	1.3	1,219	86.3
Deferred financing amortization	168	0.1	168	0.1	-	-
Gain on extinguishment of debt	-	-	(10,000)	(8.9)	10,000	(100.0)
Other expense (income), net	(625)	(0.4)	32	-	-	NM

(Loss) income before income taxes	(6,010)	(4.1)	(2,782)	(2.5)	(3,228)	116.0
Income taxes (benefit)	(1,661)	(1.1)	(3,650)	(3.2)	1,989	(54.5)

Net (loss) income	$(4,349)	(3.0)%	$868	0.7%	$(5,217)	NM

Market Segment Information
	Nine months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$103,575	71.0%	$80,185	71.1%	$23,390	29.2%
Original equipment manufacturers	12,872	8.8	10,916	9.7	1,956	17.9
Rerollers	14,783	10.1	13,629	12.1	1,154	8.5
Forgers	12,829	8.8	7,012	6.2	5,817	83.0
Conversion services and other sales	1,855	1.3	967	0.9	888	91.8

Total net sales	$145,914	100.0%	$112,709	100.0%	$33,205	29.5%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$118,352	81.1%	$92,359	81.9%	$25,993	28.1%
Premium alloys (A)	25,707	17.6	19,383	17.2	6,324	32.6
Conversion services and other sales	1,855	1.3	967	0.9	888	91.8

Total net sales	$145,914	100.0%	$112,709	100.0%	$33,205	29.5%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2022		2021
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$97,439	66.8%	$65,798	58.4%	$31,641	48.1%
Power generation	5,074	3.5	3,453	3.1	1,621	46.9
Oil & gas	12,725	8.7	11,045	9.8	1,680	15.2
Heavy equipment	21,504	14.7	24,967	22.2	(3,463)	(13.9)
General industrial, conversion services and other sales	9,172	6.3	7,446	6.5	1,726	23.2

Total net sales	$145,914	100.0%	$112,709	100.0%	$33,205	29.5%

Net sales:

Net sales for the nine months ended September 30, 2022 increased $33.2 million, or 29.5%, compared to the nine months ended September 30, 2021. This reflects higher average selling prices on approximately the same shipment volume in the two periods.

Gross margin:

Our gross margin was 8.1% of sales for the nine months ended September 30, 2022 compared to 3.7% for the nine months ended September 30, 2021. The increase is primarily the result of a decrease in direct charges associated with lower activity levels due to the economic downturn, as well as the benefit of operating efficiencies at our facilities within the cost of products sold during the period and higher sales prices. Our gross margin in the current period also includes the negative impacts of a liquid metal spill at our Bridgeville plant that occurred in April 2022, partly offset by the benefits of the AMJP grant awarded to the Company.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, professional services, stock compensation and insurance costs. SG&A expenses increased by $0.2 million for the nine months ended September 30, 2022 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $2.7 million in the first nine months of 2022 compared to $1.4 million in the first nine months of 2021. The increase reflects higher interest rates as well as higher overall average debt levels.

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

For the nine months ended September 30, 2022 and 2021, our estimated annual effective tax rates applied to ordinary income were 30.9% and 136.9%, respectively. The difference between the federal statutory rate of 21.0% and the projected annual ETR in 2022 is primarily due to research and development credits, and in 2021 is primarily due to the non-taxable gain on extinguishment of debt recorded in 2021 based on forgiveness of the PPP loan.

Net (loss) income:

For the nine months ended September 30, 2022, the Company recorded a net loss of $4.3 million, or $0.49 per diluted share, compared to net income of $0.9 million, or $0.10 per diluted share, for the same period in the prior year.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At September 30, 2022, we maintained approximately $22 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash used in operating activities:

During the nine months ended September 30, 2022, net cash of $6.3 million was used in operating activities. Our net loss, after adjustments for non-cash expenses, generated $9.5 million. We used $13.7 million of cash from managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable decreased $1.9 million due to lower sales sequentially. Inventory grew in support of our record backlog and used $19.3 million in cash. An increase in accounts payable provided $7.3 million in cash, partially offsetting the impact of increased inventory. We also used $2.1 million of cash from other assets and liabilities.

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection (“AMJP”) Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company expects to receive additional funds from the DOT after completion of the service period upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The additional amount we will receive was conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The total estimated grant benefit is recognized over the six-month performance period as a reduction to cost of sales. During the nine months ended September 30, 2022, the Company recognized approximately $3.4 million as a reduction in cost of sales. The earned portion of the grant that is not yet received is recorded within Other current assets on the Consolidated Balance Sheet as of September 30, 2022.

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

Net cash used in investing activities:

During the nine months ended September 30, 2022, we used $11.0 million of cash for capital expenditures, compared to $6.5 million for the same period in the prior year. The company expects capital expenditures in the fourth quarter of 2022 to increase compared to the third quarter, as we continue to complete projects that were delayed due to parts availability and other supply chain challenges.

Net cash provided by financing activities:

Net cash provided by financing activities was $17.2 million for the nine months ended September 30, 2022, compared to $11.3 million for the same period in the prior year. The increase was due to higher working capital requirements primarily driven by increased business activity, consistent with our higher sales and backlog.

Raw materials

The cost of raw materials represents approximately 40% to 50% of the cost of products sold in the first nine months of 2022 and 2021. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2021 compared with 2020, and for the nine months ended September 30, 2022 compared with the same period in 2021.

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

The Company was in compliance with all the applicable financial covenants on December 31, 2021 and September 30, 2022.

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

As of September 30, 2022, amounts outstanding under the Facilities, at the Company’s option, bore interest at either a base rate or a LIBOR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR based rate for the majority of the debt outstanding under the Facilities for the three months ended September 30, 2022, which ranged between 5.00% and 7.75% for our Revolving Credit Facility and was 5.69% for the Term Loan.

We incurred $0.5 million in additional financing costs in conjunction with the execution of the Credit Agreement, which were recorded to the consolidated balance sheet at June 30, 2021 and will be amortized to interest expense over the life of the Credit Agreement.  At September 30, 2022, we had total Credit Agreement related net deferred financing costs of approximately $1.3 million. For the nine months ended September 30, 2022, we amortized $0.2 million of those deferred financing costs.

On October 19, 2022, we entered into an amendment to the Credit Agreement (the “Amendment”) effective September 30, 2022. The Amendment amended the Credit Agreement to, among other things, (i) increase the inventory sublimit maximum used to determine borrowing availability under the Revolving Credit Facility from $75.0 million to $80.0 million through and including March 31, 2023, subject to the overall borrowing availability maximum of $105.0 million under the Revolving Credit Facility; (ii) allow the Company the election to use up to $5.0 million of collateral that otherwise would not be available as a result of the inventory sublimit for the purposes of calculating compliance with its minimum borrowing availability requirements under the Revolving Credit Facility through and including March 31, 2023; and (iii) replace the LIBOR benchmark interest rates in the Credit Agreement with SOFR benchmark interest rates.

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

The Company entered one new operating lease and one new finance lease agreements during the third quarter of 2022.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 28, 2022

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2022

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)