Form 10-K
period 2022-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2023-02-24
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $7.40 per share on that date, was approximately $63,226,000. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 1, 2023, there were 9,049,748 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

We produce a wide variety of specialty steel grades using several manufacturing processes including vacuum induction melting (“VIM”), vacuum-arc remelting (“VAR”), electro-slag remelting (“ESR”) and argon oxygen decarburization (“AOD”). At our Bridgeville and North Jackson facilities, we produce specialty steel products in the form of semi-finished and finished long products (ingots, billets and bars). In addition, the Bridgeville facility produces flat rolled products (slabs and plates). Semi-finished long products are primarily used by our Dunkirk facility and certain customers to produce finished bar and rod. Finished bar products that we manufacture are primarily used by OEMs and by service center customers for distribution to a variety of end users. We also produce customized shapes primarily for OEMs that are cold rolled from purchased coiled strip, flat bar or extruded bar at our precision rolled products department, located at our Titusville facility.

We make strategic investments in our business and capabilities over time to support our growth initiatives and improve the efficiency of our operations. This includes the installation of a new vacuum arc remelt furnace and an 18-ton crucible for our vacuum induction melting operation at our North Jackson facility in 2021 and our remelt facility expansion at the same facility that began in 2022. These investments expand our premium alloy production capabilities and reduce our costs.

INDUSTRY OVERVIEW

The specialty steel industry is a distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For each of the years ended December 31, 2022, 2021 and 2020, approximately 60-70% of our net sales were derived from stainless steel products.

We primarily manufacture our products in response to customer orders and within the following product lines:

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

RAW MATERIALS AND SUPPLIES

We depend on the delivery of key raw materials for our day-to-day melting operations. These key raw materials are carbon and stainless scrap metal and alloys, primarily consisting of nickel, chrome, molybdenum, vanadium and copper. Scrap metal is primarily generated by industrial sources and is purchased through a number of scrap brokers and processors. We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and primarily originate in North America, Australia, China, South America and South Africa.

Our Bridgeville and North Jackson facilities also supply semi-finished specialty steel products as starting materials to our other operating facilities. Semi-finished specialty steel starting materials, which we cannot produce at a competitive cost, are purchased from other suppliers. We generally purchase these starting materials from steel strip coil suppliers, extruders, flat rolled producers and service centers. We believe that adequate supplies of starting material will continue to be available.

The cost of raw materials represents approximately 35%-40% of the cost of products sold in each of 2022, 2021 and 2020. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. The average price of substantially all our major raw materials increased for 2021 compared to 2020, and also increased for 2022 compared to 2021; however, prices generally decreased in the second half of 2022 after reaching highs in April 2022. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

We apply a raw material surcharge in our pricing to align our pricing with fluctuations in commodity costs. Most orders apply the raw material surcharge in effect at the time of shipment to align the selling price with commodity costs. Some shorter lead time orders embed the surcharge into the price at the time of order entry. Surcharges are published on our website, and can fluctuate by month in line with commodity cost changes. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

CUSTOMERS

Our largest customer accounted for approximately 21%, 19% and 23% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively. One additional customer accounted for approximately 18% of our sales during 2022, and a third customer accounted for approximately 10% of our sales during 2021.

International sales approximated 5% of annual sales in 2022 and 7% of our annual net sales in each of 2021 and 2020.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2022 was approximately $287.9 million compared to approximately $134.5 million at December 31, 2021. The majority of these orders are scheduled to ship during 2023. Our backlog may not be indicative of actual sales because certain surcharges are not determinable until the order is shipped to the customer and, therefore, cannot be used as a direct measure of future revenue.

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

HUMAN CAPITAL MANAGEMENT

Employee Relations

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all of our employees represented by United Steelworkers (the “USW”) and have equity ownership programs for all of our eligible employees, in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2022, 2021 and 2020, we had 622, 558 and 566 employees, respectively, of which 475, 421 and 430, respectively, were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville, Dunkirk and North Jackson facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment. The following collective bargaining agreements are currently in place:

Facility	Commencement Date	Expiration Date
Bridgeville	September 2018	August 2023
North Jackson	July 2018	June 2024
Dunkirk	November 2022	October 2025
Titusville	October 2020	September 2025

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

Employee Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2022, we have issued 315,624 shares of common stock since the Plan’s inception.

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

The safety of our employees is a paramount concern in managing our operations. We strive to minimize workplace injuries as much as possible and to provide a safe, open and accountable work environment for our employees. The period 2020 through 2022 represents the three years with the fewest OSHA recordable cases in Company history.

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

EXECUTIVE OFFICERS

The following table sets forth, as of February 24, 2023, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position
Dennis M. Oates (70)	2008	Chairman, President and Chief Executive Officer
Christopher M. Zimmer (49)	2010	Executive Vice President and Chief Commercial Officer
Graham McIntosh, Ph.D. (60)	2015	Executive Vice President and Chief Technology Officer
John J. Arminas (51)	2020	Vice President, General Counsel and Corporate Secretary
Wendel L. Crosby (51)	2021	Vice President of Manufacturing
Steven V. DiTommaso (36)	2022	Vice President and Chief Financial Officer

Dennis M. Oates has been President and Chief Executive Officer of the Company since 2008. Mr. Oates was named to the Company’s Board of Directors in 2007. Mr. Oates previously served as Senior Vice President of the Specialty Alloys Operations of Carpenter Technology Corporation from 2003 to 2007. Mr. Oates also served as President and Chief Executive Officer of TW Metals, Inc. from 1998 to 2003. In 2010, the Board of Directors elected Mr. Oates to the additional position of Chairman.

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

John J. Arminas has been Vice President, General Counsel and Corporate Secretary for the Company since April 2020. Mr. Arminas also served as the Company’s Corporate Counsel from 2013 until April 2020. Prior to his tenure at the Company, Mr. Arminas served as an attorney for the Law Firm of Goldberg, Kamin & Garvin from 2004 to 2013.

Wendel L. Crosby has been Vice President of Manufacturing of the Company since April 2019. Mr. Crosby also served as General Manager for the Company’s Dunkirk and Titusville facilities from 2014 until April 2019. Prior to his tenure at the Company, Mr. Crosby served as Area Operations Manager for Precision Castparts Corp. from 2012 to 2014. Prior to that, Mr. Crosby served as the Director of Finishing for Columbus Steel Castings from 2010 to 2012. Mr. Crosby also served as Finishing Value Stream Manager from 2004 to 2011 and Program Manager from 2007 to 2010 for Columbus Steel Castings. Mr. Crosby is a former member of the United States Army and is a combat war veteran.

Steven V. DiTommaso was appointed Vice President and Chief Financial Officer of the Company in April 2022. Previously, Mr. DiTommaso served as Corporate Controller of the Company since 2018. Prior to his tenure at the Company, Mr. DiTommaso served as Director of Accounting at Thorley Industries, LLC from 2016 to 2018, and in roles of increasing responsibility in the audit and assurance practice at PricewaterhouseCoopers from 2008 to 2016. He is a Certified Public Accountant.

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

AVAILABLE INFORMATION

Our common stock is listed on the Nasdaq Global Select Market under the “USAP” ticker symbol. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as proxy and information statements that we file with the SEC, are available on our website at www.univstainless.com as soon as reasonably practicable after such reports are filed with the SEC. The contents of our website are not part of this Form 10-K. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at 600 Mayer Street, Bridgeville, PA 15017. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC.

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

Macroeconomic Risks

Our business and operations, and the operations of our customers and suppliers, have been adversely impacted by the COVID-19 pandemic.

The outbreak of COVID-19 was declared by the World Health Organization to be a “pandemic” and spread across the world, including the United States and many countries where the Company sells its products or sources raw materials. Our operations and financial performance have been negatively impacted by the pandemic, which caused a global slowdown of economic activity and is expected to continue to cause disruptions in global supply chains, volatility and disruption of financial markets from time to time and other potentially adverse consequences on our operations and financial position.

Because the severity, magnitude and duration of the impact of COVID-19 and its future economic consequences are unknown, its impact on our future operations and financial performance cannot be fully determined. The ultimate impact of COVID-19 on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of outbreaks of new strains of COVID-19 and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices; and vaccination activities.

We continue to experience adverse impacts on our business due to COVID-19, including lower productivity from cases in our employees, and global supply chain disruption. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity position in relation to our anticipated future liquidity needs. Under the terms of our Credit Agreement (as defined below), our borrowing availability is based on eligible accounts receivable and inventory, which have been impacted and will continue to be impacted by the challenging economic environment discussed herein. Additionally, conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to public companies that are not smaller reporting companies, such as reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements. We will remain a smaller reporting company as long as (i) our public float remains less than $250 million or (ii) our annual revenues are less than $100 million and we either have no public float, or our public float is less than $700 million. Public float is measured for this purpose as of the last business day of our most recently-completed second fiscal quarter, and annual revenues are measured as of the most recently completed fiscal year for which audited financial statements are available. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Our five largest customers in the aggregate accounted for approximately 58% of net sales for the year ended December 31, 2022 and 47% of our net sales for each of the years ended December 31, 2021 and 2020. An adverse change in, or termination of, the relationship with one or more of our customers or market segments could have a material adverse effect on our results of operations.

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

Approximately 68% of our sales represented products sold to customers in the aerospace market in 2022. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty.

A prolonged downturn in the aerospace industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected. The continued market uncertainty regarding the continuing impacts of COVID-19 on the aerospace business, has and could continue to adversely impact our results.

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

International sales approximated 5% of annual sales in 2022, and 7% of annual net sales in 2021 and 2020. An immaterial portion of the international sales are denominated in foreign currencies.

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

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected. Our Credit Agreement, which provides for a $105.0 million senior secured revolving credit facility and a $15.0 million senior secured term loan facility, also requires us to comply with certain covenants. Failure to comply with the covenants contained in the Credit Agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt. As of December 31, 2022, we were in compliance with the applicable covenants in our Credit Agreement.

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

We have generated meaningful net operating loss carryforwards, tax credit carryforwards and other tax attributes (collectively, the “Tax Benefits”), which potentially can be utilized in certain circumstances to reduce our future income tax obligations. As of December 31, 2022, we had estimated U.S. federal net operating losses of approximately $25.8 million, state net operating losses of approximately $11.0 million, U.S. federal tax credit carryforwards of approximately $7.0 million and state tax credit carryforwards of approximately $0.4 million. Our ability to use our Tax Benefits would be substantially limited if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code (the “Tax Code”). In general, a corporation would experience an ownership change if the percentage of the corporation’s stock owned by one or more “5% shareholders,” as defined under Section 382 of the Tax Code, increases by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. On August 24, 2020, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Agreement”) designed to protect the availability of our Tax Benefits and the Rights Agreement was ratified by our shareholders on May 5, 2021. The Rights Agreement contains an ownership trigger threshold of 4.95% and reduces the likelihood that changes in our investor base would limit our future use of our Tax Benefits, which would significantly impair the value of such Tax Benefits. However, there is no guarantee that the Rights Agreement will be effective in protecting our Tax Benefits. Further, if we continue to be unable to generate sufficient taxable income, these Tax Benefits may expire unutilized, and we may not be able to recognize the benefits that could arise from such Tax Benefits.

Human Capital Risks

Our business depends largely on our ability to attract and retain key personnel.

We depend on the continued service, availability and ability to attract skilled personnel, including members of our executive management team, other management positions, and metallurgists, along with maintenance and production positions at various levels. Our inability to attract and retain such people may adversely impact our ability to fill existing roles and support growth. Attraction and retention of qualified personnel remains challenging as the labor market remains tight.

Further, the loss of key personnel could adversely affect our ability to perform until suitable replacements can be found.

Our business may be harmed by strikes or work stoppages.

At December 31, 2022, we had 475 employees, out of a total of 622, who were covered under collective bargaining agreements with the USW expiring at various dates in 2023 to 2025. There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case, we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

Costs related to our participation in a multi-employer pension plan could increase significantly.

We participate in the Trust, a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility. The trustees of the Trust have provided us with the latest data available for the year ended December 31, 2021. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. Changes to any of these factors could negatively impact our future results of operations and cash flows to a material extent.

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

We purchase carbon and stainless scrap metal and alloy additives, principally nickel, chrome, vanadium, molybdenum, manganese and copper, for our melting operation. A portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions, or other conditions that impact the availability of our key raw materials and operating supplies, might disrupt supplies or affect the prices of the raw materials. We maintain sales price surcharges on our products to help offset the impact of raw material price fluctuations.

We do not maintain long-term fixed-price supply agreements with any of our raw material suppliers. If our supply of raw materials were interrupted, we might not be able to obtain sufficient quantities of raw materials or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect our results of operations. In addition, significant volatility in the price of our principal raw materials could adversely affect our financial results and there can be no assurance that the raw material surcharge mechanism employed by us will completely offset immediate changes in our raw material costs in a given period.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2022, a total of 9,049,748 shares of common stock, par value $0.001 per share, were issued and held by 89 holders of record. There were no shares of the issued common stock held in treasury at December 31, 2022. Our common stock trades under the symbol “USAP” on the Nasdaq Global Select Market.

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

Our aerospace end market accounted for approximately 68% of our total net sales in 2022 and will continue to be a major driver of our future results. Sales to our aerospace end market increased 50% compared to 2021. Sales to our power generation, oil & gas and general industrial end markets also increased compared to 2021, while sales to our heavy equipment end market decreased. Heavy equipment end market sales can fluctuate due to a variety of factors, including production-line retooling of automobile manufacturers and inventory management by industry service centers, who are our primary direct customers.

Sales of our premium products increased by nearly 50% in 2022 as well, and totaled $39.2 million for the year. Total Company backlog at the end of 2022 was $287.9 million, a new record level, and premium products represented 35% of the backlog at the end of the year. Our premium products have a higher selling price and higher margins than our other products and are a key component of our growth strategy.

Our 2022 gross margin was 7.0% of net sales, improved from 5.1% gross margin in 2021. The liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022 was a significant headwind to our results in the second quarter and throughout the second half of 2022. The spill caused seven weeks of down time at the melt shop, which is the primary melt operation in our product process, and disrupted production throughput for the remainder of the year. The total impact on costs of goods sold in 2022 attributed to the spill was estimated at $5.4 million, which held back our gross margin and earnings improvement versus 2021.

During 2022, we made significant progress on a strategic capital investment in our North Jackson, OH facility which expands our remelt capacity for production of premium products, and we used $15 million to grow inventory due to higher prices of our raw material and carrying costs per unit of work in process. Our order backlog and inventory levels as we enter 2023 position us well to take advantage of strong specialty metals demand in our largest end markets.

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

COVID-19 Impacts

COVID-19 related challenges negatively impacted the efficiency of our operations from 2020 through 2022. These challenges have impacted the Company’s backlog, end markets, overall operations, cash flows and financial results, and may continue beyond 2022. The ultimate extent of the effects of COVID-19 on the Company, and the end markets we serve, remains uncertain and will continue to depend on future developments.

Results of Operations

2022 Results Compared to 2021

For the years ended December 31,	2022		2021
(dollars in thousands, except per shipped ton information)
	Amount	% of net sales	Amount	% of net sales	Dollar Variance	% variance

Total net sales	$202,114	100.0%	$155,934	100.0%	$46,180	29.6%
Cost of products sold	187,927	93.0	147,963	94.9	39,964	27.0
Gross margin	14,187	7.0	7,971	5.1	6,216	78.0
Selling, general and administrative expenses	21,180	10.5	20,243	13.0	937	4.6
Operating loss	(6,993)	(3.5)	(12,272)	(7.9)	5,279	43.0
Interest expense	4,163	2.1	1,989	1.3	2,174	109.3
Deferred financing amortization	225	0.1	225	0.1	-	-
Gain on extinguishment of debt	-	-	(10,000)	(6.4)	10,000	NM
Other income, net	(684)	(0.3)	(445)	(0.3)	(239)	53.7
Loss before income taxes	(10,697)	(5.3)	(4,041)	(2.6)	(6,656)	164.7
Benefit from income taxes	(2,624)	(1.3)	(3,283)	(2.1)	659	20.1
Net loss	$(8,073)	(4.0)%	$(758)	(0.5)%	$(7,315)	965.0%

Market Segment Information:

For the years ended December 31,	2022		2021
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Service centers	$144,955	71.7%	$110,404	70.8%	$34,551	31.3%
Original equipment manufacturers	17,230	8.5	15,011	9.6	2,219	14.8
Rerollers	19,824	9.8	17,058	11.0	2,766	16.2
Forgers	17,568	8.7	11,835	7.6	5,734	48.4
Conversion services and other	2,537	1.3	1,626	1.0	911	56.0
Total net sales	$202,114	100.0%	$155,934	100.0%	$46,180	29.6%

Melt Type Information:

For the years ended December 31,	2022		2021
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Specialty alloys	$160,352	79.3%	$127,885	82.0%	$32,467	25.4%
Premium alloys	39,225	19.4	26,423	17.0	12,802	48.5
Conversion services and other	2,537	1.3	1,626	1.0	911	56.0
Total net sales	$202,114	100.0%	$155,934	100.0%	$46,180	29.6%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2022		2021
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Aerospace	$137,489	68.0%	$91,546	58.7%	$45,943	50.2%
Power generation	6,117	3.0	4,634	3.0	1,483	32.0
Oil and gas	17,981	9.0	15,107	9.7	2,874	19.0
Heavy equipment	27,138	13.4	34,010	21.8	(6,872)	(20.2)
General industrial, conversion services and other	13,389	6.6	10,637	6.8	2,752	25.9
Total net sales	$202,114	100.0%	$155,934	100.0%	$46,180	29.6%

Net sales:

Net sales for the year ended December 31, 2022 increased $46.2 million, or 29.6%, compared to 2021. The increase in our sales is primarily due to an increase in average selling prices. Our average selling prices increased due to our base price increases, higher raw material surcharges, and higher mix of premium products and finished bar products in the current year.

Gross margin:

Our 2022 gross margin was 7.0% of net sales, improved from 5.1% in 2021. The margin improvement was primarily due to higher activity levels and better operating leverage as we continued to recover from the impacts the COVID-19 pandemic had on our end markets and supply chain. Gross margin in 2022 also included negative impacts of approximately $5.4 million in total from the liquid metal spill that occurred in April 2022 at our Bridgeville, PA facility, partly offset by $3.6 million in total benefit from the Aviation Manufacturing Jobs Program grant we were awarded during the year.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs including salaries, incentive compensation, payroll taxes and benefit related costs, legal and accounting services, share compensation and insurance costs. Our SG&A expenses increased by $0.9 million in 2022 due primarily to an increase in the cost of business insurance.

Interest expense and deferred financing amortization:

Our interest expense was $4.4 million in 2022 compared to $2.0 million in 2021 due primarily to higher interest rates, as the majority of our debt is variable and fluctuates with market rates, and due partly to higher total average debt balances during the current year.

Gain on extinguishment of debt

2021 included a book gain of $10.0 million recorded upon receipt of forgiveness of the Company’s PPP Term Note (as defined below).

Other income:

Other income was $0.7 million in 2022 compared to $0.4 million in 2021. The increase was due to a higher gain on insurance recoveries recorded in the current year. The 2022 insurance gain was related to the liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022. Separate from the insurance gain, gross margin includes approximately a net $5.4 million negative impact in 2022 due to the spill.

Benefit from income taxes:

Our 2022 income tax benefit is $2.6 million compared to an income tax benefit of $3.3 million in 2021. The decrease in our benefit from income taxes is due to a lower taxable loss in 2022 compared to the prior year, as our 2021 taxable loss does not include the gain on PPP Term Note forgiveness.

Net loss:

We had a net loss of $8.1 million in 2022 compared to a net loss of $0.8 million in 2021. The main driver of the difference is the PPP Term Note gain in the prior year. After removing the impact of the forgiveness gain, our net loss is improved versus the prior year by approximately $2.7 million.

2021 Results Compared to 2020

For the years ended December 31,	2021		2020
(dollars in thousands, except per shipped ton information)
	Amount	% of net sales	Amount	% of net sales	Dollar Variance	% variance

Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%
Cost of products sold	147,963	94.9	182,387	101.5	(34,424)	(18.9)
Gross margin	7,971	5.1	(2,656)	(1.5)	10,627	NM
Selling, general and administrative expenses	20,243	13.0	19,752	11.0	491	2.5
Operating loss	(12,272)	(7.9)	(22,408)	(12.5)	10,136	45.2
Interest expense	1,989	1.3	2,784	1.5	(795)	(28.6)
Deferred financing amortization	225	0.1	225	0.1	-	-
Gain on extinguishment of debt	(10,000)	(6.4)	-	-	(10,000)	NM
Other income, net	(445)	(0.3)	(1,123)	(0.6)	678	60.4
Loss before income taxes	(4,041)	(2.6)	(24,294)	(13.5)	20,253	83.4
Benefit from income taxes	(3,283)	(2.1)	(5,247)	(2.9)	(1,964)	(37.4)
Net loss	$(758)	(0.5)%	$(19,047)	(10.6)%	$18,289	(96.0)%

Market Segment Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Service centers	$110,404	70.8%	$126,122	70.2%	$(15,718)	(12.5)%
Original equipment manufacturers	15,011	9.6	20,783	11.5	(5,772)	(27.8)
Rerollers	17,058	11.0	15,928	8.9	1,130	7.1
Forgers	11,835	7.6	14,244	7.9	(2,410)	(16.9)
Conversion services and other	1,626	1.0	2,654	1.5	(1,028)	(38.7)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

Melt Type Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Specialty alloys	$127,885	82.0%	$141,838	78.9%	$(13,953)	(9.8)%
Premium alloys	26,423	17.0	35,239	19.6	(8,816)	(25.0)
Conversion services and other	1,626	1.0	2,654	1.5	(1,028)	(38.7)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2021		2020
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Aerospace	$91,546	58.7%	$121,900	67.8%	$(30,354)	(24.9)%
Power generation	4,634	3.0	6,879	3.8	(2,245)	(32.6)
Oil and gas	15,107	9.7	13,065	7.3	2,042	15.6
Heavy equipment	34,010	21.8	22,400	12.5	11,610	51.8
General industrial, conversion services and other	10,637	6.8	15,487	8.6	(4,850)	(31.3)
Total net sales	$155,934	100.0%	$179,731	100.0%	$(23,797)	(13.2)%

Net sales:

Net sales for the year ended December 31, 2021 decreased $23.8 million, or 13.2%, compared to 2020. The decrease in our sales is primarily due to a decrease in shipment volume driven by lower business activity as a result of significant challenges facing all our end markets caused primarily by the COVID-19 pandemic. The most significant impact on our business has been the slowdown in the global commercial airline industry, which is the largest driver of the decline in sales for our aerospace end market. Our average selling price also decreased due to a lower mix of premium products in 2021 compared with 2020.

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

Other income:

Other income was $0.4 million in 2021 compared to $1.1 million in 2020. The decrease is related to lower insurance recoveries during 2021.

Benefit from income taxes:

The 2021 income tax benefit is $3.3 million compared to an income tax benefit of $5.2 million in 2020. The difference is primarily due to a lower taxable loss in 2021 compared to the prior year.

Net loss:

We had a net loss of $0.8 million in 2021 compared to a net loss of $19.0 million in 2020. The decrease in the net loss reflects our better gross margin in 2021, plus the $10.0 million gain recorded on forgiveness of our PPP Term Note.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At December 31, 2022, we maintained approximately $24 million of remaining availability under our revolving credit facility. We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

On October 19, 2022, we entered into an amendment to the Credit Agreement (the “Amendment”) effective September 30, 2022. The Amendment amended the Credit Agreement to, among other things, (i) increase the inventory sublimit maximum used to determine borrowing availability under the Revolving Credit Facility from $75.0 million to $80.0 million through and including March 31, 2023, subject to the overall borrowing availability maximum of $105.0 million under the Revolving Credit Facility; (ii) allow the Company the election to use up to $5.0 million of collateral that otherwise would not be available for the purposes of calculating compliance with its minimum borrowing availability requirements under the Revolving Credit Facility through and including March 31, 2023; and (iii) replace the LIBOR benchmark interest rates in the Credit Agreement with SOFR benchmark interest rates.

Net cash used in operating activities

During 2022, we used $8.9 million of cash in our operating activities. Net loss adjusted for non-cash expenses generated $9.9 million. We used $14.2 million in growth of our managed working capital, primarily driven by $15.1 million used to grow our inventory in support of our record backlog. The inventory growth was a result of an increase in value, due to inflation in the price of raw materials and other production costs, and due to a higher mix of premium product inventory at December 31, 2022. The increase in value is consistent with our increase in average selling price and higher premium product mix in our order backlog. Total volume of inventory on hand decreased at December 31, 2022 compared with the prior year. We define managed working capital as net accounts receivable plus net inventory, minus accounts payable and other current liabilities.

During 2021, we used $18.0 million of cash in our operating activities. Net loss adjusted for non-cash expenses generated $6.4 million, while we used $24.9 million growing our managed working capital, defined as net accounts receivable plus net inventory, minus accounts payable and other current liabilities. The primary component of working capital growth in 2021 was also cash used to grow inventory levels to support what was also a record backlog at the end of last year.

Net cash used in investing activities

Our capital spending was $12.1 million in 2022 compared to $11.1 million in 2021. The increase of $1.0 million in the current year was driven by a strategic project to expand our premium product remelt capability and capacity.

Net cash provided by financing activities

During 2022, our financing activities provided $22.9 million of cash, primarily through net borrowings on our revolving credit facility. We also executed a financing lease transaction in the fourth quarter to help fund our strategic capital expenditures which included a $1.8 million sales and leaseback component, accounted for as a loan, and made payments on existing financing leases and on our term loan within our Credit Agreement.

During 2021, our financing activities provided $29.0 million of cash. This primarily includes $46.1 million of proceeds from the facilities provided by our Credit Agreement, partly offset by payoff of the $15.0 million North Jackson acquisition notes. The financing activities included the impacts of amending our Credit Agreement in the first quarter of 2021. Proceeds from the Term Loan (as defined below) and borrowings under our Revolving Credit Facility (as defined below) were used to pay the $15.0 million in North Jackson acquisition facility in 2011, we issued $20.0 million in notes that matured during the first quarter of 2021.

Raw materials and supplies

The cost of raw materials represents approximately 40% of the cost of products sold in 2022. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. The average price of substantially all our major raw materials increased for 2022 compared to 2021; however, prices generally decreased in the second half of 2022 after reaching highs in April. Future raw material prices cannot be predicted with any degree of certainty.

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

The Company was in compliance with all applicable covenants throughout 2022 and at December 31, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR (prior to September 30, 2022) or a SOFR (after September 30, 2022) based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR and SOFR based rate for the majority of the debt outstanding under the Facilities during 2022. At December 31, 2022, the SOFR based rate was approximately 6.9% on our Revolving Credit Facility and 7.4% for the Term Loan.

At December 31, 2022 and 2021, we net had deferred financing costs related to the Credit Agreement of approximately $0.7 million and $0.9 million recorded to the consolidated balance sheet, respectively. We amortized $0.2 million of those costs during each of the years ended December 31, 2022 and 2021.

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

The Company entered into three new operating lease agreements and four new finance lease agreements during 2022. This includes the $5.2 million lease component of our new vaccum-arc remelting expansion financing arrangement, but excludes a $1.8 million sale and leaseback component of that agreement. The $1.8 million is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under Accounting Standards Codification section 842.

Share-Based Activity

We granted stock options and restricted stock units, and issued shares of our common stock to officers, employees, and non-employee directors during 2022, 2021 and 2020 through our incentive compensation plans. Refer to Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further information.

Contingent Items

Product Claims. We are subject to various claims and legal actions that arise in the normal course of conducting business. There were no material product claims outstanding at December 31, 2022.

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

Management regularly monitors the ability to collect its unpaid sales invoices. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations. PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. No impairment reserve was necessary as of December 31, 2022, 2021 or 2020.

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

At December 31, 2022, we had $91.3 million of floating rate debt outstanding with interest rates between 6.8% and 9.0%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. Exclusive of any interest rate hedges, a hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our annual pre-tax results by approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.

The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation report on the consolidated financial statements and management’s maintenance of effective internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Dennis M. Oates	/s/ Steven V. DiTommaso
Dennis M. Oates	Steven V. DiTommaso
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Valuation of Inventory

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s net inventory totaled approximately $154 million as of December 31, 2022 and is stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost over the production period for raw materials, including scrap, and supplies, direct labor and applied manufacturing overhead within the guidelines of normal operating capacity. The Company establishes reserves based upon assessments of slow-moving inventory, the results of quality control reviews, the determination of normal capacity levels in the manufacturing process, and whether the product is valued at the lower of cost or net realizable value.

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

How the Critical Audit Matter Was Addressed in the Audit

We evaluated and tested: the design and operating effectiveness of the Company’s internal controls over the accumulation of inventory costs, the calculation to support estimated scrap values within the inventory costing model, management’s assessment of normal capacity levels and the calculation to establish an estimate of excess costs, the calculation of lower of cost or net realizable value reserves and the calculation of slow-moving inventory. Our audit procedures involved testing the assumptions significant to management’s inventory valuation assessment including plant capacity levels, expected selling prices, demand forecasts, scrap values, and recovery percentages as well as the relevant underlying data.

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.

We have served as the Company’s auditor since 2003.

Pittsburgh, Pennsylvania

February 24, 2023

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2022	2021	2020
(dollars in thousands, except per share information)
Net sales	$202,114	$155,934	$179,731
Cost of products sold	187,927	147,963	182,387
Gross margin	14,187	7,971	(2,656)
Selling, general and administrative expenses	21,180	20,243	19,752
Operating loss	(6,993)	(12,272)	(22,408)
Interest expense	4,388	2,214	3,009
Gain on extinguishment of debt	-	(10,000)	-
Other income, net	(684)	(445)	(1,123)
Loss before income taxes	(10,697)	(4,041)	(24,294)
Benefit from income taxes	(2,624)	(3,283)	(5,247)
Net loss	$(8,073)	$(758)	$(19,047)
Basic loss per share	$(0.90)	$(0.09)	$(2.16)
Diluted loss per share	$(0.90)	$(0.09)	$(2.16)
Weighted average shares of common stock outstanding:
Basic	8,972,468	8,907,908	8,818,974
Diluted	8,972,468	8,907,908	8,818,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2022	2021	2020
(dollars in thousands)
Net loss	$(8,073)	$(758)	$(19,047)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on derivatives, net of tax	93	85	(14)

Comprehensive (loss) income	$(7,980)	$(673)	$(19,061)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
(dollars in thousands)
ASSETS
Current assets:
Cash	$2,019	$118
Accounts receivable (less allowance for doubtful accounts of $201)	30,960	21,192
Inventory, net	154,193	140,684
Other current assets	10,392	8,567
Total current assets	197,564	170,561
Property, plant and equipment, net	163,490	159,162
Deferred income tax assets	143	-
Other long-term assets	2,137	909
Total assets	$363,334	$330,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,179	$24,000
Accrued employment costs	2,790	4,303
Current portion of long-term debt	3,419	2,392
Other current liabilities	1,112	943
Total current liabilities	45,500	31,638
Long-term debt	95,015	66,852
Deferred income tax liabilities	-	2,461
Other long-term liabilities	3,066	3,360
Total liabilities	143,581	104,311
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,049,748 and 8,938,091 shares issued, respectively	9	9
Additional paid-in capital	97,002	95,590
Accumulated other comprehensive income	133	40
Retained earnings	122,609	130,682
Total stockholders’ equity	219,753	226,321
Total liabilities and stockholders’ equity	$363,334	$330,632

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2022	2021	2020
(dollars in thousands)
Operating Activities:
Net loss	$(8,073)	$(758)	$(19,047)
Adjustments for non-cash items:
Depreciation and amortization	19,378	19,300	19,449
Deferred income tax	(2,695)	(3,288)	(5,231)
Gain on extinguishment of debt	-	(10,000)	-
Share-based compensation expense	1,289	1,121	1,455
Changes in assets and liabilities:
Accounts receivable, net	(9,768)	(3,091)	17,494
Inventory, net	(15,078)	(30,986)	34,326
Accounts payable	10,507	10,986	(25,282)
Accrued employment costs	(1,513)	2,477	(1,983)
Income taxes	3	(3)	243
Other, net	(2,986)	(3,727)	2,387
Net cash (used in) provided by operating activities	(8,936)	(17,969)	23,811
Investing Activity:
Capital expenditures	(12,096)	(11,105)	(9,157)
Net cash used in investing activity	(12,096)	(11,105)	(9,157)
Financing Activities:
Borrowings under revolving credit facility	147,921	134,120	115,876
Payments on revolving credit facility	(124,373)	(96,602)	(136,877)
Proceeds from term loan facility	-	8,571	-
Proceeds from other financing transactions, net	1,804	-	-
Proceeds from Paycheck Protection Program Note	-	-	10,000
Payments on term loan facility, finance leases, and notes	(2,412)	(16,715)	(3,809)
Payments of financing costs	(130)	(539)	-
Issuance of common stock under share-based plans	123	193	150

Net cash provided by (used in) financing activities	22,933	29,028	(14,660)

Net increase (decrease) in cash	1,901	(46)	(6)
Cash at beginning of period	118	164	170

Cash at end of period	$2,019	$118	$164

Supplemental Non-Cash Financing Activity:
Financing lease liability from remelt expansion (Note 6)	$5,196	$-	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,985	$1,980	$2,885
Income taxes paid (refunded), net	$2	$7	$(213)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury	Treasury
(dollars in thousands)	outstanding	stock	capital	earnings	income (loss)	shares	stock

Balance at December 31, 2019	8,799,436	9	94,982	150,487	(31)	294,279	(2,311)
Common stock issuance under
Employee Stock Purchase Plan	21,940	-	150	-	-	-	-
Share-based compensation	62,412	-	1,455	-	-	-	-
Net loss on derivative instruments	-	-	-	-	(14)	-	-
Treasury Stock retirement	-	-	(2,311)	-	-	(294,279)	2,311
Net loss	-	-	-	(19,047)	-	-	-
Balance at December 31, 2020	8,883,788	9	94,276	131,440	(45)	-	-

Common stock issuance under
Employee Stock Purchase Plan	22,382	-	146	-	-	-	-
Other Share-based plans	5,272	-	47	-	-	-	-
Share-based compensation	26,649	-	1,121	-	-	-	-
Net gain on derivative instruments	-	-	-	-	85	-	-
Net loss	-	-	-	(758)	-	-	-
Balance at December 31, 2021	8,938,091	9	95,590	130,682	40	-	-

Common stock issuance under
Employee Stock Purchase Plan	19,915	-	123	-	-	-	-
Other Share-based plans	11,452	-	101	-	-	-	-
Share-based compensation	80,290	-	1,188	-	-	-	-
Net gain on derivative instruments	-	-	-	-	93	-	-
Net loss	-	-	-	(8,073)	-	-	-
Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133	-	$-

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

Concentration of Credit Risk. We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when necessary, require letters of credit, guarantees or cash collateral. Our largest customer accounted for approximately 21%, 19% and 23% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively, and 12%, 7% and 8% of our total accounts receivable balance at December 31, 2022, 2021 and 2020, respectively. Our second largest customer in each year accounted for approximately 18%, 10% and less than 10% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively, and 25%, 6%, and less than 5% of our total accounts receivable balance at December 31, 2022, 2021 and 2020, respectively. The higher percentage of accounts receivable made up by our second largest customer in 2022 is primarily due to timing, as sales to that customer during the year were highest in the fourth quarter.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are presented net of the allowance for doubtful accounts on our consolidated balance sheets. We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 5% of total net sales in 2022 and 7% in both 2021 and 2020. The allowance for doubtful accounts includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible. Receivables are charged-off to the allowance when they are deemed to be uncollectible. There was no bad debt expense recorded for the years ended December 31, 2022, 2021 and 2020.

Inventories. Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and operating supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. The net change in inventory reserves for the year ended December 31, 2022 was a decrease of $1.1 million. The net change for the year ended December 31, 2021 was an increase of $0.3 million, and the net change for the year ended December 31, 2020 was an increase of $1.1 million.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives. During the years ended December 31, 2022, 2021 and 2020, we amortized these operating materials in the amount of $1.6 million, $1.7 million and $1.7 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

We experienced low activity levels at our production facilities during 2021 and 2020 caused primarily by the impacts of the COVID-19 pandemic. As a result, $6.1 million of fixed overhead costs were not absorbed into inventory and charged directly to expense during 2021, and $8.3 million of fixed overhead costs were not absorbed into inventory charged directly to expense during 2020.

Government Assistance. We received an award under the Aviation Manufacturing Jobs Program during 2022 totaling approximately $3.6 million. The entire amount of the award was earned during 2022 and recorded as a reduction to costs of goods sold in the consolidated statement of operations. Approximately $1.8 million of cash was received during 2022 and the remaining cash is expected in 2023. Accordingly, a receivable of $1.8 million was recorded within Other current assets on the consolidated balance sheet.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets and other long-term assets, as appropriate. These costs are amortized to cost of products sold within a 12 to 36 month period. Other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized. Our maintenance expense for the years ended December 31, 2022, 2021 and 2020 was $21.6 million, $16.7 million and $15.9 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 40 years, and the estimated useful lives of machinery and equipment are between five and 39 years. Our total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $17.4 million, $17.3 million and $17.5 million, respectively, of which $16.8 million, $16.8 million and $17.0 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve was necessary as of December 31, 2022, 2021 and 2020.

Deferred Financing Costs. Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization for each of the years ended December 31, 2022, 2021 and 2020 was $0.2 million and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows. At December 31, 2022 and 2021, we had $1.4 million and $1.5 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We believe there are no material uncertain tax positions at December 31, 2022, 2021 and 2020.

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

Net Loss per Common Share. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses applicable to trade receivables, other receivables, contract assets and most debt instruments. The model does not have a minimum threshold for recognition of impairment losses. The Company will adopt this guidance in 2023 and it is not expected to have a material impact to the consolidated financial statements.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed, not yet billed of $1.6 million and $2.2 million are included in Accounts Receivable in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

The Company has elected the following practical expedients allowed under ASC Topic 606:

•
Shipping activities are not considered to be separate performance obligations.
•
Performance obligations are satisfied within one year from a given reporting date, and consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Twelve Months Ended
	December 31,
	2022	2021
Net sales:
Specialty alloys	$160,352	127,885
Premium alloys (A)	39,225	26,423
Conversion services and other sales	2,537	1,626

Total net sales	$202,114	$155,934

(A) Premium alloys represent all vacuum induction melted (VIM) products.

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2022	2021
(dollars in thousands)
Raw materials and starting stock	$14,890	$12,263
Semi-finished and finished steel products	129,534	122,396
Operating materials	13,220	10,620
Gross inventory	157,644	145,279
Inventory reserves	(3,451)	(4,595)
Total inventory, net	$154,193	$140,684

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2022	2021
(dollars in thousands)
Land and land improvements	$8,090	$8,066
Buildings	53,334	52,866
Machinery and equipment	315,165	301,271
Construction in progress	12,602	5,138
Gross property, plant and equipment	389,191	367,341
Accumulated depreciation	(225,701)	(208,179)
Property, plant and equipment, net	$163,490	$159,162

Note 5: Long-Term Debt

Long-term debt consists of the following:

December 31,	2022	2021
(dollars in thousands)
Term loan	$11,786	$13,929
Revolving credit facility	79,545	55,997
Finance leases	6,663	783
Sale and leaseback financing liability	1,804	-
	99,798	70,709
Less: current portion of long-term debt	(3,419)	(2,392)
Less: deferred financing costs	(1,364)	(1,465)
Long-term debt	$95,015	$66,852

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

The Company was in compliance with all applicable covenants throughout 2022 and at December 31, 2022.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a LIBOR (prior to September 30, 2022) or a SOFR (after September 30, 2022) based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the LIBOR and SOFR based rate for the majority of the debt outstanding under the Facilities during 2022. At December 31, 2022, the SOFR based rate was approximately 6.9% on our Revolving Credit Facility and 7.4% for the Term Loan.

At December 31, 2022 and 2021, we net had deferred financing costs related to the Credit Agreement of approximately $0.7 million and $0.9 million recorded to the consolidated balance sheet, respectively. We amortized $0.2 million of those costs during each of the years ended December 31, 2022 and 2021.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2022, are as follows:

(dollars in thousands)
2023	$2,144
2024	2,144
2025	2,144
2026	84,899
$91,331

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

Under the terms of the CARES Act, the Company was eligible for forgiveness for all or a portion of the PPP Term Note, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

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

Note 6: Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2022, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

The Company entered into three new operating lease agreements and four new finance lease agreements during 2022. This includes the $5.2 million lease component of our new VAR expansion financing arrangement, but excludes the $1.8 million sale and leaseback component of that agreement. The $1.8 million is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under Accounting Standards Codification section 842. The $1.8 million is excluded from the tables below, the current portion of which is approximately $0.2 million. The total $7.0 million principal amount of that financing arrangement has a term of 72 months and an implicit interest rate of approximately 11.2%. The weighted average interest rate on all our financing leases is approximately 10.0%.

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the consolidated balance sheets and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. For our finance leases, the assets are included in Property, plant and equipment, net on the consolidated balance sheets and are depreciated over the respective lease terms which range from three to six years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt.

As of December 31, 2022, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2023	$266	$1,696
2024	170	1,678
2025	36	1,566
2026	21	1,439
2027	2	1,392
2028	-	1,085
Total minimum lease payments	$495	$8,856
Less amounts representing interest	(15)	(2,193)
Present value of minimum lease payments	$480	$6,663
Less current obligations	(262)	(1,045)
Total long-term lease obligations, net	$218	$5,618
Weighted-average remaining lease term	2.1 years	5.3 years

Right-of-use assets recorded to the consolidated balance sheet at December 31, 2022 were $0.5 million for operating leases and $9.2 million for finance leases. For the twelve months ended December 31, 2022, the amortization of finance lease assets was $0.2 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

As of December 31, 2022 and 2021, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at December 31, 2022 and 2021 due to their short-term nature (Level 1). The fair value of the Term Loan and Revolver at December 31, 2022 and 2021 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

Note 9: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.

The notional value of these contracts was $4.3 million at December 31, 2022 and $2.5 million at December 31, 2021. The Company recorded an unrealized gain in accumulated other comprehensive income of less than $0.1 million at December 31, 2022 and 2021 related to the contracts.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract was $16 million at its inception and reduces throughout the term. The notional amount was $16 million at December 31, 2021 and $10 million at December 31, 2022. The Company recorded an unrealized gain in accumulated other comprehensive income of $0.1 million at December 31, 2022 and of less than $0.1 million at December 31, 2021.

Note 10: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2022, 2021 and 2020 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2022	2021	2020
(dollars in thousands)
Current provision (benefit)
Federal	$(1)	$-	$(16)
State	5	5	-
Deferred benefit
Federal	(2,566)	(3,376)	(5,154)
State	(62)	88	(77)
Benefit from income taxes	$(2,624)	$(3,283)	$(5,247)

The income tax benefit reconciled to taxes computed at the statutory federal rate is as follows:

For the years ended December 31,	2022	2021	2020
Tax benefit at statutory tax rate	$(2,246)	$(848)	$(5,102)
State income taxes, net of federal tax benefit	(53)	(153)	(129)
Research and development tax credit	(557)	(814)	(372)
Valuation allowance	(19)	-	-
PPP loan forgiveness	-	(2,100)	-
Deferred tax adjustment for stock option forfeitures	-	371	234
Other adjustments to deferred taxes	213	230	45
Other	38	31	77
Benefit from income taxes	$(2,624)	$(3,283)	$(5,247)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2022	2021
(dollars in thousands)
Noncurrent deferred income taxes:
Federal and state tax carryforwards	$12,863	$13,358
Inventory	960	1,310
Share-based compensation	1,592	1,745
Receivables	43	51
Accrued liabilities	147	168
Other	1,930	4
Total deferred tax assets	$17,535	$16,636
Deferred tax liabilities:
Property, plant and equipment	$16,852	$18,459
Other	540	638
Total deferred tax liabilities	$17,392	$19,097
Total noncurrent deferred income taxes assets (liabilities)	$143	$(2,461)

We file a U.S. federal income tax return and various state income tax returns. For federal income tax purposes, we had $25.8 million and $29.2 million of net operating loss carryforwards at December 31, 2022 and 2021, respectively. The net operating loss carryforwards begin to expire in 2035. In addition, we have credit carryforwards associated with our research and development activities of $7.0 million and $6.4 million as of December 31, 2022 and 2021, respectively. The research and development credit carryforwards begin to expire in 2030.

We have state net operating loss carryforwards of $11.0 million at December 31, 2022 and $11.1 million at December 31, 2021, and the related valuation allowances were approximately $0.2 million at each date. We also have state credit carryforwards of $0.4 million at December 31, 2022 and December 31, 2021. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We are routinely under audit by federal or state authorities. Our federal tax returns are subject to examination by the IRS for tax years after 2018. We are subject to examination by most state tax jurisdictions for tax years after 2018.

Note 11: Net Loss Per Common Share

The computation of basic and diluted net loss per common share for the years ended December 31, 2022, 2021 and 2020 is as follows:

For the years ended December 31,	2022	2021	2020
(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(8,073)	$(758)	$(19,047)

Denominator:
Weighted average number of shares of common stock outstanding	8,972,468	8,907,908	8,818,974
Weighted average effect of dilutive share-based compensation	-	-	-
Diluted weighted average number of shares of common stock outstanding	8,972,468	8,907,908	8,818,974

Net loss per common share:
Basic earnings per share	$(0.90)	$(0.09)	$(2.16)
Diluted earnings per share	$(0.90)	$(0.09)	$(2.16)

There were 711,375, 645,050 and 776,025 options to purchase shares of common stock, at an average price of $18.25, $21.00 and $22.02 for the years ended December 31, 2022, 2021 and 2020, respectively, that were not included in the computation of diluted net loss per common share because their respective exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per common share for the years ended December 31, 2022, 2021 and 2020, respectively, excluded 17,143, 39,036 and 22,533 shares for the assumed exercise of stock options as a result of being in a net loss position.

Note 12: Share-Based Plans

At December 31, 2022, we had the following share-based compensation plans:

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

As of May 5, 2021, 400,000 additional shares were approved and authorized for issuance under the Amended and Restated 2017 Plan. As of May 4, 2022, 500,000 additional shares were approved and authorized for issuance under the Amended and Restated 2017 Plan. At December 31, 2022, there were 676,977 shares available for grant under the Amended and Restated 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012. The OIP permitted the issuance of stock options, restricted stock, restricted stock units and other share-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who were expected to contribute to our future growth and success. With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2022 under the OIP.

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

A summary of stock option activity as of and for the year ended December 31, 2022 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)
Outstanding at December 31, 2021	237,844	$4.60	868,875	$17.65
Stock options granted	5,000	4.60	5,000	10.13
Stock options vested	(91,160)	5.17	-	-
Stock options forfeited	(10,475)	16.02	(58,150)	29.31
Outstanding at December 31, 2022	141,209	$4.17	815,725	$16.78	4.8
Exercisable at December 31, 2022			673,641	$18.36	4.1

Shares issued in connection with stock option exercises are issued from available authorized shares. There were no stock option exercises during 2022, 2021 or 2020.

Based upon the closing stock price of $7.17 at December 31, 2022, the aggregate intrinsic value of outstanding stock options was $0.1 million, of which less than half was related to options that were exercisable. Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.

The total fair value of stock options awards vested during the years ended December 31, 2022, 2021 and 2020, respectively, was approximately $0.2 million, $0.7 million and $0.8 million.

Share-based compensation to employees and directors is recognized as compensation expense in the consolidated statements of operations based on the stock options fair value on the measurement date, which is the date of the grant. The fair value of the award is recognized as expense over the requisite service periods. The compensation expense recognized, and its related tax effects, are included in additional paid-in capital.

Share-based compensation expense related to stock options totaled $0.5 million for the years ended December 31, 2022 and 2021. Share-based compensation expense related to stock options totaled $0.8 million for the year ended December 31, 2020. Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $0.5 million at December 31, 2022, and the weighted-average period over which this unrecognized expense was expected to be recognized was 2.1 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $4.60, $4.27 and $2.99, respectively.

The assumptions used to determine the fair value of stock options granted are detailed in the table below:

	2022	2021	2020
Risk-free interest rate	1.75%	0.89% to 1.40%	0.37% to 0.94%
Dividend yield	0.0%	0.0%	0.0%
Expected market price volatility	46.8%	47% to 52%	46% to 51%
Weighted-average expected market price volatility	46.8%	49.0%	49.2%
Expected term	5.8 years	4.6 to 6.5 years	4.6 to 6.5 years

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2022 and 2021 is presented below:

		Weighted-average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2020	204,214	9.25
Restricted stock granted in May	6,492	10.75
Restricted stock vested in May	(6,493)	14.81
Restricted stock granted in November	151,500	9.35
Restricted stock vested in October	(2,622)	5.80
Restricted stock vested in November	(6,500)	20.29
Restricted stock forfeited in 2021	(14,380)	8.37
Balance, December 31, 2021	332,211	$9.06
Restricted stock vested in February	(9,530)	26.23
Restricted stock granted in April	5,000	8.68
Restricted stock granted in May	32,720	8.04
Restricted stock vested in May	(6,388)	10.50
Restricted stock vested in October	(2,622)	5.80
Restricted stock vested in November	(61,750)	7.89
Restricted stock forfeited in 2022	(10,500)	9.35
Balance, December 31, 2022	279,141	$8.50

Share-based compensation expense related to restricted stock totaled $0.7 million for the year ended December 31, 2022 and $0.5 million for each of the years ended 2021 and 2020.

During the years ended December 31, 2022 and 2021, we granted 37,720 and 157,992 time-based restricted stock units, respectively, to certain employees and directors. The restricted stock units typically vest over four years for employees and three years for directors. The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.

As of December 31, 2022, total unrecognized compensation cost related to non-vested time-based restricted stock units was $1.7 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Employee Amended and Restated Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2022, we have issued 315,624 shares of common stock since the Plan’s inception.

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

There were no issuances of Series A Preferred Stock during the twelve months ended December 31, 2022 or 2021.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, and a fixed monthly contribution on behalf of each salary employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2021. As of that date, the Trust is not fully funded. We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2022	2021	implemented	2022	2021	2020	imposed
Trust	23-6648508 / 499	Green	Green	No	$691	$647	$711	No

The total expense of all retirement plans for the years ended December 31, 2022, 2021 and 2020 was $1.6 million, $1.5 million and $1.8 million, respectively. The Company does not sponsor or participate in any other post-retirement benefit plans.

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2022, our total purchase obligations were approximately $39.8 million, of which approximately $36.4 million will be due in 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective. Management’s Report on our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm has issued a report on management’s maintenance of effective internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

During the last fiscal quarter of the fiscal year ended December 31, 2022, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2023 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2022 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, to the extent required to be included therein, is incorporated and made a part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2022 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	815,725	$16.78	761,353
Total	815,725	$16.78	761,353

(A) Includes 676,977 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 84,376 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions/
	beginning	costs and	net charge-	Balance at
For the Years Ended December 31, 2022, 2021 and 2020	of year	expenses	offs (A)	end of year
(dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2022	$201	-	-	$201
Year ended December 31, 2021	203	-	(2)	201
Year ended December 31, 2020	295	-	(92)	203
Valuation allowance for deferred income taxes:
Year ended December 31, 2022	$412	-	(19)	$393
Year ended December 31, 2021	412	-	-	412
Year ended December 31, 2020	2,105	-	(1,693)	412

(A)
Credits to the allowance for doubtful accounts represent the write-off of bad debts net of recoveries. Credits to the valuation allowance for deferred income taxes represent adjustments to existing valuation allowances.

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.2	Third Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 16, 2022.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Universal Stainless & Alloy Products, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.3	Tax Benefits Preservation Plan, date as of August 24, 2020, by and between Universal Stainless & Alloy Products, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.6	Employment Agreement dated April 1, 2020, between the Company and John J. Arminas	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.8	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.9	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION

10.10	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

10.12	Universal Stainless & Alloy Products, Inc. Amended and Restated 1996 Employee Stock Purchase Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.13	Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.14	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.15	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.16	Form of Employee Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.17	Form of Employee RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

EXHIBIT NUMBER	DESCRIPTION
10.18	Form of Retention Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.19	Form of Retention RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Amendment to the Employment Agreement dated December 21, 2007 between the Company and Dennis M. Oates	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.21	Amendment to the Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.22	Employment Agreement dated April 15, 2019, between the Company and Wendel L. Crosby	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.23	Employment Agreement dated April 1, 2022, between the Company and Steven V. DiTommaso	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.24	Amendment to the Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2022.*

10.25

First Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of October 19, 2022, by and among Universal Stainless & Alloy Products, Inc., the other borrowers party thereto, the guarantors party thereto from time to time, PNC Bank, National Association, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent, the lenders party thereto from time to time and PNC Capital Markets LLC, as sol lead arranger and sole bookrunner

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2022.

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

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021 (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL).	Contained in Exhibit 101.

* - Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

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

SIGNATURE	TITLE	DATE

/s/ Dennis M. Oates	Chairman, President, Chief Executive Officer and	February 24, 2023
Dennis M. Oates	Director (Principal Executive Officer)

/s/ Steven V. DiTommaso	Vice President and Chief Financial Officer	February 24, 2023
Steven V. DiTommaso	(Principal Financial and Accounting Officer)

/s/ Christopher L. Ayers	Director	February 24, 2023
Christopher L. Ayers

/s/ Judith L. Bacchus	Director	February 24, 2023
Judith L. Bacchus

/s/ M. David Kornblatt	Director	February 24, 2023
M. David Kornblatt

/s/ Udi Toledano	Director	February 24, 2023
Udi Toledano