Form 10-Q
period 2023-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2023-04-26
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 21, 2023, there were 9,060,668 shares of the Registrant’s common stock outstanding.

intest ra

i

Universal Stainless & Alloy Products, Inc.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Net sales	$65,865	$47,562
Cost of products sold	58,141	43,509

Gross margin	7,724	4,053
Selling, general and administrative expenses	6,275	5,049

Operating income (loss)	1,449	(996)
Interest expense and other financing costs	2,032	709
Other (income) expense, net	(42)	13

Loss before income taxes	(541)	(1,718)
Income tax benefit	(29)	(103)

Net loss	$(512)	$(1,615)

Net loss per common share - Basic	$(0.06)	$(0.18)

Net loss per common share - Diluted	$(0.06)	$(0.18)

Weighted average shares of common stock outstanding
Basic	9,055,815	8,946,174
Diluted	9,055,815	8,946,174

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Net loss	$(512)	$(1,615)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives	(146)	135
Comprehensive loss	$(658)	$(1,480)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,510	$2,019
Accounts receivable (less expected credit losses of $201 in each period)	34,192	30,960
Inventory, net	149,442	154,193
Other current assets	10,380	10,392

Total current assets	195,524	197,564

Property, plant and equipment, net	161,599	163,490
Deferred income tax assets	215	143
Other long-term assets	1,928	2,137

Total assets	$359,266	$363,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,888	$38,179
Accrued employment costs	3,439	2,790
Current portion of long-term debt	3,370	3,419
Other current liabilities	991	1,112

Total current liabilities	40,688	45,500

Long-term debt, net	96,069	95,015
Other long-term liabilities, net	3,053	3,066

Total liabilities	139,810	143,581

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,060,668 and 9,049,748 shares issued, respectively	9	9
Additional paid-in capital	97,363	97,002
Accumulated other comprehensive (loss) income	(13)	133
Retained earnings	122,097	122,609

Total stockholders’ equity	219,456	219,753

Total liabilities and stockholders’ equity	$359,266	$363,334

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Operating Activities:
Net loss	$(512)	$(1,615)
Adjustments for non-cash items:
Depreciation and amortization	5,032	4,871
Deferred income tax	(68)	(122)
Share-based compensation expense	361	409
Changes in assets and liabilities:
Accounts receivable, net	(3,232)	(7,155)
Inventory, net	4,320	(7,365)
Accounts payable	(3,102)	7,872
Accrued employment costs	649	(1,695)
Income taxes	36	23
Other	21	798

Net cash provided by (used in) operating activities	3,505	(3,979)

Investing Activity:
Capital expenditures	(4,499)	(2,520)

Net cash used in investing activity	(4,499)	(2,520)

Financing Activities:
Borrowings under revolving credit facility	64,797	28,799
Payments on revolving credit facility	(63,377)	(21,535)
Payments on term loan facility and finance leases	(935)	(604)

Net cash provided by financing activities	485	6,660

Net (decrease) increase in cash	(509)	161
Cash at beginning of period	2,019	118

Cash at end of period	$1,510	$279

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	(loss) income

For the three months ended March 31, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133
Share-based compensation	10,920	-	361	-	-
Net loss on derivative instruments	-	-	-	-	(146)
Net loss	-	-	-	(512)	-
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)

For the three months ended March 31, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Net gain on derivative instruments	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175

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

The accompanying unaudited consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the December 31, 2022 consolidated balance sheet data was derived from the audited consolidated financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly–owned subsidiaries. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board added a new impairment model that is based on expected losses rather than incurred losses, known as the current expected credit loss (CECL) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses applicable to trade receivables, other receivables, contract assets and most debt instruments. The model does not have a minimum threshold for recognition of impairment losses. The Company adopted this guidance as of January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2023	2022

Numerator:
Net loss	$(512)	$(1,615)

Denominator:
Weighted average number of shares of common stock outstanding	9,055,815	8,946,174
Weighted average effect of dilutive share-based compensation	-	-
Diluted weighted average number of shares of common stock outstanding	9,055,815	8,946,174

Net loss per common share:
Net loss per common share - Basic	$(0.06)	$(0.18)
Net loss per common share - Diluted	$(0.06)	$(0.18)

We had options to purchase 694,875 and 748,775 shares of common stock outstanding at a weighted average price of $18.08 and $19.01 for the three months ended March 31, 2023 and 2022, respectively, which were excluded in the computation of diluted net loss per common share. These options were not included in the computation of diluted net loss per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022, respectively, excluded 20,508 and 28,398 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.8 million and $1.6 million are included in Accounts Receivable in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended March 31,
	2023	2022
Net sales:
Specialty alloys	$47,549	38,220
Premium alloys (A)	17,656	8,933
Conversion services and other sales	660	409

Total net sales	$65,865	47,562

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

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2023 and 2022, we amortized these operating materials in the amount of $0.4 million for both periods. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

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

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022

Raw materials and starting stock	$15,769	$14,890
Semi-finished and finished steel products	122,426	129,534
Operating materials	14,588	13,220

Gross inventory	152,783	157,644
Inventory reserves	(3,341)	(3,451)

Total inventory, net	$149,442	$154,193

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2023 and December 31, 2022, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new finance lease agreement in the first quarter of 2023. As of March 31, 2023, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2023	$178	$1,333
2024	170	1,757
2025	36	1,645
2026	21	1,518
2027	2	1,471
2028	-	1,091
Total minimum lease payments	407	8,813
Less amounts representing interest	(14)	(2,033)
Present value of minimum lease payments	393	6,780
Less current obligations	(229)	(961)
Total long-term lease obligations, net	$164	$5,819
Weighted-average remaining lease term	2.0 years	5.0 years

Right-of-use assets recorded to the consolidated balance sheet at March 31, 2023, net of accumulated amortization, were $0.4 million for operating leases and $6.8 million for finance leases. For the three months ended March 31, 2023, the amortization of finance lease assets was $0.3 million and was included in cost of products sold in the consolidated statements of operations. Right-of-use assets recorded to the consolidated balance sheet at December 31, 2022, net of accumulated amortization, were $0.5 million for operating leases and $6.7 million for finance leases.

The unamortized portion of the $5.2 million lease component of our new VAR expansion financing arrangement is included in the right-of-use asset total, while the $1.8 million sale and leaseback component of that agreement is excluded. The sale and leaseback component is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under Accounting Standards Codification section 842. The total $7.0 million original principal amount of the financing arrangement has a term of 72 months and an implicit interest rate of approximately 11.2%. The weighted average interest rate on all our financing leases is approximately 10.0%.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022

Revolving credit facility	$80,965	$79,545
Term loan	11,249	11,786
Sale and leaseback financing liability	1,734	1,804
Finance leases	6,780	6,663

Total debt	100,728	99,798
Less: current portion of long-term debt	(3,370)	(3,419)
Less: deferred financing costs	(1,289)	(1,364)

Long-term debt, net	$96,069	$95,015

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

At March 31, 2023, we had total Credit Agreement related net deferred financing costs of approximately $0.7 million. For the three months ended March 31, 2023 and 2022, we amortized $0.1 million of those deferred financing costs.

The Company was in compliance with all the applicable financial covenants throughout the term of the Credit Agreement and at March 31, 2023.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2023, which approximated 7.0% to 7.5% for commitments under our Revolving Credit Facility and was 7.85% for the Term Loan.

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

As of March 31, 2023 and December 31, 2022, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at March 31, 2023 and December 31, 2022 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit Facility at March 31, 2023 and December 31, 2022 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

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

Note 10: Income Taxes

Management estimates the annual effective income tax rate quarterly based on forecasted full year results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision includes tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 12.9% and 10.6%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% due to the impact of research and development credits. Discrete items during the three months ended March 31, 2023 and 2022 were approximately $0.1 million of expense related to share-based compensation items, and the ETR for each period was 5.3% and 6.0%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $4.6 million and $4.3 million at March 31, 2023 and December 31, 2022, respectively.

The Company recorded an unrealized loss in accumulated other comprehensive income of less than $0.1 million at March 31, 2023 related to the contracts, compared to an unrealized gain of less than $0.1 million at December 31, 2022.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception was $16 million and reduces throughout the term. The notional amount of the contract was $5 million at March 31, 2023 and $10 million at December 31, 2022. The Company recorded an unrealized gain in accumulated other comprehensive income of $0.1 million at March 31, 2023 and December 31, 2022 related to the contract.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, and original equipment manufacturers. Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment and general industrial markets. We also perform conversion services on material supplied by our customers.

Sales in the first quarter of 2023 were $65.9 million, which is the highest level since the second quarter of 2019 and represents a 17.2% increase from the fourth quarter of 2022. During this period, sales to our largest end market, aerospace, increased $8.9 million, or 22.2%. Sales also increased in the power generation and heavy equipment end markets, while sales decreased sequentially in the oil and gas and general industrial end markets.

Total company backlog at the end of the first quarter, before surcharges applied at the time of shipment, was $366 million, an increase of $78.1 million, or 27.1% compared to the end of 2022. Despite our increase in sales, our backlog increased to another new record in the current quarter due to strong order entry resulting from sustained high demand for our products.

Sales of premium alloy products, which we define as all vacuum induction melt products, rose to $17.7 million in the first quarter and comprised 26.8% of total sales. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the first quarter was $7.7 million, or 11.7% of net sales, and increase from 4.3% of sales in the fourth quarter of 2022. This reflects higher base prices and higher surcharges during the quarter, while inflationary impacts in our costs have started to decelerate. Additionally, lingering negative impacts of the previously reported liquid metal spill that occurred in April 2022 have eased as we have now had several quarters of strong operating activity after returning to full operation in our Bridgeville melt facility.

The higher gross margin resulted in operating income of $1.4 million for the quarter, but higher market interest rates resulted in interest expense of $2.0 million and a net loss of $0.5 million for the period.

COVID-19 Pandemic

COVID-19 related challenges negatively impacted the efficiency of our operations from 2020 through the first quarter of 2023. These challenges have impacted the Company’s backlog, end markets, overall operations, cash flows and financial results, and may continue into the future. The ultimate extent of the effects of COVID-19 on the Company, and the end markets we serve, remains uncertain and will continue to depend on future developments.

Results of Operations

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three months ended March 31,
(in thousands, except shipped ton information)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$65,865	100.0%	$47,562	100.0%	$18,303	38.5%
Cost of products sold	58,141	88.3	43,509	91.5	14,632	33.6

Gross margin	7,724	11.7	4,053	8.5	3,671	90.6
Selling, general and administrative expenses	6,275	9.5	5,049	10.6	1,226	24.3

Operating income (loss)	1,449	2.2	(996)	(2.1)	2,445	(245.5)
Interest expense	1,968	3.0	653	1.4	1,315	201.4
Deferred financing amortization	64	0.1	56	0.1	8	14.3
Other (income) expense, net	(42)	(0.1)	13	-	(55)	NM

Loss before income taxes	(541)	(0.8)	(1,718)	(3.6)	1,177	(68.5)
Income tax benefit	(29)	-	(103)	(0.2)	74	(71.8)

Net loss	$(512)	(0.8)%	$(1,615)	(3.4)%	$1,103	(68.3)

Market Segment Information
	Three months ended March 31,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$49,323	74.9%	$33,253	69.9%	$16,070	48.3%
Original equipment manufacturers	4,208	6.4	4,704	9.9	(496)	(10.5)
Rerollers	6,645	10.1	4,508	9.5	2,137	47.4
Forgers	5,029	7.6	4,688	9.9	341	7.3
Conversion services and other	660	1.0	409	0.8	251	61.4

Total net sales	$65,865	100.0%	$47,562	100.0%	$18,303	38.5%

Melt Type Information
	Three months ended March 31,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$47,549	72.2%	$38,220	80.4%	$9,329	24.4%
Premium alloys (A)	17,656	26.8	8,933	18.8	8,723	97.6
Conversion services and other	660	1.0	409	0.8	251	61.4

Total net sales	$65,865	100.0%	$47,562	100.0%	$18,303	38.5%

(A)
Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended March 31,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$48,958	74.3%	$30,102	63.3%	$18,856	62.6%
Power generation	1,086	1.7	1,297	2.7	(211)	(16.3)
Oil & gas	4,752	7.2	4,352	9.2	400	9.2
Heavy equipment	6,931	10.5	8,074	17.0	(1,143)	(14.2)
General industrial, conversion services and other	4,138	6.3	3,737	7.8	401	10.7

Total net sales	$65,865	100.0%	$47,562	100.0%	$18,303	38.5%

Net sales:

Net sales for the three months ended March 31, 2023 increased $18.3 million, or 38.5%, compared to the same period in the prior year. This reflects both higher shipment volume and a strong pricing environment. The increase in demand and selling price is driven by our aerospace end market.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2023 was 11.7% compared to 8.5% for the three months ended March 31, 2022. The increase includes higher average selling prices and the benefit of higher shipment volumes, partly offset by inflationary pressures on substantially all of our production inputs throughout 2022 and the first quarter of 2023.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $1.2 million for the three months ended March 31, 2023 compared to the same period in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $2.0 million in the first quarter of 2023 compared to $0.7 million in the first quarter of 2022. The increase reflects higher average debt levels and the impact of higher variable interest rates paid on our revolving credit facility debt.

Income tax benefit:

Management estimates the annual effective income tax rate quarterly based on forecasted full year results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision includes tax on ordinary income provided at the most recent estimated annual effective tax rate (“ETR”), increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 12.9% and 10.6%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% due to the impact of research and development credits. Discrete items during the three months ended March 31, 2023 and 2022 were approximately $0.1 million of expense related to share-based compensation items, and the ETR for each period was 5.3% and 6.0%, respectively.

Net loss:

For the three months ended March 31, 2023, the Company recorded a net loss of $0.5 million, or $0.06 per diluted share, compared to net loss of $1.6 million, or $0.18 per diluted share, for the three months ended March 31, 2022.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At March 31, 2023, we maintained approximately $24 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by (used in) operating activities:

During the three months ended March 31, 2023, our operating activities generated $3.5 million of cash. Our net loss, after adjustments for non-cash expenses, generated $4.8 million. We used $2.1 million of cash on our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. Accounts receivable increased $3.2 million and inventory decreased $4.3 million on higher sales. Accounts payable decreased $3.1 million due to the timing of vendor payments. We also generated $0.7 million of cash from our other assets and liabilities.

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

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection (“AMJP”) Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company expects to receive additional funds from the DOT after upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The additional amount we will receive was conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The total estimated grant benefit was recognized over the six-month performance period as a reduction to cost of sales. The $1.8 million portion of the grant that is earned but not yet received is recorded within Other current assets on the Consolidated Balance Sheet as of March 31, 2023.

Net cash used in investing activities:

During the three months ended March 31, 2023, we used $4.5 million of cash for capital expenditures, compared to $2.5 million for the same period in the prior year. Full year 2023 capital spending is expected to approximate $16 million to $18 million.

Net cash provided by financing activities:

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2023, compared to $6.7 million for the same period in the prior year. The decrease in financing cash inflows was primarily due to stronger operating cash flow, driven by our higher gross margin and lower investments in working capital.

Raw materials

The cost of raw materials represents approximately 40% to 50% of the cost of products sold in the first three months of 2023 and 2022. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2022 compared with 2021 and remain at elevated levels compared to historical prices through the first three months of 2023.

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

At March 31, 2023, we had total Credit Agreement related net deferred financing costs of approximately $1.3 million. For the three months ended March 31, 2023, we amortized $0.1 million of those deferred financing costs.

The Company was in compliance with all the applicable financial covenants throughout the term of the Credit Agreement and at March 31, 2023.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2023, which approximated 7.0% to 7.5% for commitments under our Revolving Credit Facility and was 7.85% for the Term Loan.

Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered one new financing lease during the first quarter of 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A. “Risk Factors.”

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit Number	Exhibit

1.01	Offer Letter between Universal Satinless & Alloy Products, Inc. and Christopher M. Zimmer (filted herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2023

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2023

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)