Form 10-Q
period 2023-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2023-07-26
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 24, 2023, there were 9,087,370 shares of the Registrant’s common stock outstanding.

intest ra

i

Universal Stainless & Alloy Products, Inc.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$69,015	$52,156	$134,880	$99,718
Cost of products sold	59,167	47,417	117,308	90,926

Gross margin	9,848	4,739	17,572	8,792
Selling, general and administrative expenses	6,755	5,277	13,030	10,326

Operating income (loss)	3,093	(538)	4,542	(1,534)
Interest expense and other financing costs	2,045	870	4,077	1,579
Other expense (income), net	5	(39)	(37)	(26)

Income (loss) before income taxes	1,043	(1,369)	502	(3,087)
Income taxes	148	68	119	(35)

Net income (loss)	$895	$(1,437)	$383	$(3,052)

Net income (loss) per common share - Basic	$0.10	$(0.16)	$0.04	$(0.34)

Net income (loss) per common share - Diluted	$0.10	$(0.16)	$0.04	$(0.34)

Weighted average shares of common stock outstanding
Basic	9,066,150	8,960,770	9,061,011	8,953,460
Diluted	9,272,660	8,960,770	9,210,841	8,953,460

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss)	$895	$(1,437)	$383	$(3,052)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives	(124)	121	(270)	256
Comprehensive income (loss)	$771	$(1,316)	$113	$(2,796)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$44	$2,019
Accounts receivable (less expected credit losses of $201 in each period)	31,295	30,960
Inventory, net	151,607	154,193
Other current assets	10,689	10,392

Total current assets	193,635	197,564

Property, plant and equipment, net	159,759	163,490
Deferred income tax assets	104	143
Other long-term assets	1,526	2,137

Total assets	$355,024	$363,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,503	$38,179
Accrued employment costs	3,609	2,790
Current portion of long-term debt	3,665	3,419
Other current liabilities	963	1,112

Total current liabilities	41,740	45,500

Long-term debt, net	89,618	95,015
Other long-term liabilities, net	3,053	3,066

Total liabilities	134,411	143,581

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,087,370 and 9,049,748 shares issued, respectively	9	9
Additional paid-in capital	97,749	97,002
Accumulated other comprehensive (loss) income	(137)	133
Retained earnings	122,992	122,609

Total stockholders’ equity	220,613	219,753

Total liabilities and stockholders’ equity	$355,024	$363,334

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022

Operating Activities:
Net income (loss)	$383	$(3,052)
Adjustments for non-cash items:
Depreciation and amortization	9,643	9,694
Deferred income tax	(19)	(52)
Share-based compensation expense	672	695
Changes in assets and liabilities:
Accounts receivable, net	(335)	(8,945)
Inventory, net	1,716	(9,054)
Accounts payable	(1,633)	3,450
Accrued employment costs	819	(1,651)
Income taxes	43	33
Other	(112)	(128)

Net cash provided by (used in) operating activities	11,177	(9,010)

Investing Activity:
Capital expenditures	(6,932)	(5,482)

Net cash used in investing activity	(6,932)	(5,482)

Financing Activities:
Borrowings under revolving credit facility	113,883	64,647
Payments on revolving credit facility	(118,425)	(48,810)
Issuance of common stock under share-based plans	75	62
Payments on term loan facility and finance leases	(1,753)	(1,210)

Net cash (used in) provided by financing activities	(6,220)	14,689

Net (decrease) increase in cash	(1,975)	197
Cash at beginning of period	2,019	118

Cash at end of period	$44	$315

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	(loss) income

For the six months ended June 30, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133
Share-based compensation	10,920	-	361	-	-
Net loss on derivative instruments	-	-	-	-	(146)
Net loss	-	-	-	(512)	-
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)
Common stock issuance under
Employee Stock Purchase Plan	10,280	-	64	-	-
Exercise of stock options	1,250	-	11	-	-
Share-based compensation	15,172	-	311	-	-
Net gain on derivative instruments	-	-	-	-	(124)
Net income	-	-	-	895	-
Balance at June 30, 2023	9,087,370	$9	$97,749	$122,992	$(137)

For the six months ended June 30, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Net gain on derivative instruments	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175
Common stock issuance under
Employee Stock Purchase Plan	9,870	-	62	-	-
Share-based compensation	8,008	-	286	-	-
Net gain on derivative instruments	-	-	-	-	121
Net loss	-	-	-	(1,437)	-
Balance at June 30, 2022	8,975,331	$9	$96,347	$127,630	$296

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

Note 2: Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Numerator:
Net income (loss)	$895	$(1,437)	$383	$(3,052)

Denominator:
Weighted average number of shares of common stock outstanding	9,066,150	8,960,770	9,061,011	8,953,460
Weighted average effect of dilutive share-based compensation	206,510	-	149,830	-
Diluted weighted average number of shares of common stock outstanding	9,272,660	8,960,770	9,210,841	8,953,460

Net income (loss) per common share:
Net income (loss) per common share - Basic	$0.10	$(0.16)	$0.04	$(0.34)
Net income (loss) per common share - Diluted	$0.10	$(0.16)	$0.04	$(0.34)

We had options to purchase 560,650 and 738,225 shares of common stock outstanding at a weighted average price of $19.74 and $18.71 for the three months ended June 30, 2023 and 2022, respectively, which were excluded in the computation of diluted net income (loss) per common share. We had options to purchase 577,150 and 734,725 shares of common stock outstanding at a weighted average price of $19.49 and $18.78 for the six months ended June 30, 2023 and 2022, respectively, which were excluded in the computation of diluted net income (loss) per common share. These options were not included in the computation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three and six months ended June 30, 2022, respectively, excluded 17,358 and 22,984 shares for the assumed exercise of stock options as a result of being in a net loss position.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss. Also, the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. Contract assets related to services performed and not yet billed of $1.7 million and $1.6 million are included in Accounts Receivable in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

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

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales:
Specialty alloys	$54,947	42,824	$102,496	81,044
Premium alloys (A)	12,866	8,788	30,522	17,721
Conversion services and other sales	1,202	544	1,862	953

Total net sales	$69,015	52,156	$134,880	99,718

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

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2023 and 2022, we amortized these operating materials in the amount of $0.9 million and $0.8 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statement of cash flows.

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

The company experienced a liquid metal spill at our Bridgeville plant during April 2022. The consolidated statements of operations for the three and six months ended June 30, 2022 include $3.6 million of net expense related to the liquid metal spill, of which $1.3 million represents fixed overhead costs charged directly to expense due to the impact of the spill on our activity levels. The $3.6 million of expense is net of a $1.5 million insurance recovery received during the same period.

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022

Raw materials and starting stock	$15,234	$14,890
Semi-finished and finished steel products	124,925	129,534
Operating materials	14,771	13,220

Gross inventory	154,930	157,644
Inventory reserves	(3,323)	(3,451)

Total inventory, net	$151,607	$154,193

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2023 and December 31, 2022, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into four new finance lease agreements in the first six months of 2023. As of June 30, 2023, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating Leases	Finance Leases
2023	$112	$985
2024	170	1,953
2025	36	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,114
Total minimum lease payments	341	9,177
Less amounts representing interest	(9)	(2,047)
Present value of minimum lease payments	332	7,130
Less current obligations	(161)	(1,278)
Total long-term lease obligations, net	$171	$5,852
Weighted-average remaining lease term	1.9 years	4.7 years

Right-of-use assets recorded to the consolidated balance sheet at June 30, 2023, net of accumulated amortization, were $0.3 million for operating leases and $7.3 million for finance leases. For the six months ended June 30, 2023, the amortization of finance lease assets was $0.3 million and was included in cost of products sold in the consolidated statements of operations. Right-of-use assets recorded to the consolidated balance sheet at December 31, 2022, net of accumulated amortization, were $0.5 million for operating leases and $6.7 million for finance leases.

The unamortized portion of the $5.2 million lease component of our VAR expansion financing arrangement is included in the right-of-use asset total, while the $1.8 million sale and leaseback component of that agreement is excluded. The sale and leaseback component is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under Accounting Standards Codification section 842. This financing agreement was executed in December 2022 and had a $7.0 million total original principal amount, original term of 72 months, and implicit interest rate of approximately 11.2%. The weighted average interest rate on all our financing leases is approximately 10.0%.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022

Revolving credit facility	$75,003	$79,545
Term loan	10,714	11,786
Sale and leaseback financing liability	1,661	1,804
Finance leases	7,130	6,663

Total debt	94,508	99,798
Less: current portion of long-term debt	(3,665)	(3,419)
Less: deferred financing costs	(1,225)	(1,364)

Long-term debt, net	$89,618	$95,015

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

At June 30, 2023, we had total Credit Agreement related net deferred financing costs of approximately $0.7 million. For the six months ended June 30, 2023 and 2022, we amortized approximately $0.1 million of those deferred financing costs.

The Company was in compliance with all the applicable financial covenants throughout the term of the Credit Agreement and at June 30, 2023.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2023, which approximated 7.5% to 7.7% for commitments under our Revolving Credit Facility and was 8.2% for the Term Loan.

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

As of June 30, 2023 and December 31, 2022, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The carrying amounts of our cash, accounts receivable and accounts payable approximated fair value at June 30, 2023 and December 31, 2022 due to their short-term maturities (Level 1). The fair value of the Term Loan and Revolving Credit Facility at June 30, 2023 and December 31, 2022 approximated the carrying amount as the interest rate is based upon floating short-term interest rates (Level 2).

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

For the six months ended June 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 10.4% and 5.4%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% due to the impact of research and development credits.

Discrete items during the six months ended June 30, 2023 and 2022 were related to share-based compensation items and totaled $0.1 million and $0.2 million, respectively. The ETR for each period was 23.7% and 1.1%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $4.7 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively.

The Company recorded an unrealized loss in accumulated other comprehensive income (loss) of approximately $0.1 million at June 30, 2023 related to the contracts, compared to an unrealized gain of less than $0.1 million at December 31, 2022.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception was $16 million and reduced throughout the term. The notional amount of the contract was $10 million at December 31, 2022 and was $5 million during the first half of 2023 until it matured on June 30, 2023. The Company recorded an unrealized gain in accumulated other comprehensive income of $0.1 million December 31, 2022 related to the contract.

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

Sales in the second quarter of 2023 were $69.0 million, a 5% increase sequentially and the highest sales total since the second quarter of 2019. During this period, sales to our largest end market, aerospace, increased $2.3 million, or 5%. Sales also increased in the power generation and heavy equipment end markets, while sales decreased sequentially in the oil and gas and general industrial end markets.

Total company backlog at the end of June, before surcharges applied at the time of shipment, was $355 million. This is a decrease sequentially, but an increase of $67 million compared to the end of 2022. We set a new record for our backlog each quarter in 2022 and through the first quarter of 2023, and still maintain a healthy level of order entry and strong total backlog resulting from sustained high demand for our products.

Sales of premium alloy products, which we define as all vacuum induction melt products, decreased to $12.9 million after posting a record $17.7 million in the first quarter. Our premium alloy products are primarily sold to the aerospace end market. We maintain a strong backlog of premium products and are positioned for premium product sales growth in the second half of 2023.

Our gross margin for the first quarter was $9.8 million, or 14.3% of net sales, an increase from 11.7% last quarter. This reflects higher base prices, higher volume, and better production efficiency, partly offset by negative surcharge misalignment and inflationary impacts in our costs.

The higher gross margin resulted in operating income of $3.1 million for the quarter, and we delivered net income of $0.9 million, or $0.10 per diluted share, after giving effect to still elevated interest costs of $2.0 million and $0.1 million of a provision for income taxes.

Results of Operations

Three months ended June 30, 2023 as compared to the three months ended June 30, 2022:

	Three months ended June 30,
(in thousands, except shipped ton information)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$69,015	100.0%	$52,156	100.0%	$16,859	32.3%
Cost of products sold	59,167	85.7	47,417	90.9	11,750	24.8

Gross margin	9,848	14.3	4,739	9.1	5,109	107.8
Selling, general and administrative expenses	6,755	9.8	5,277	10.1	1,478	28.0

Operating income (loss)	3,093	4.5	(538)	(1.0)	3,631	NM
Interest expense	1,979	2.9	814	1.6	1,165	143.1
Deferred financing amortization	66	0.1	56	0.1	10	17.9
Other expense (income), net	5	-	(39)	(0.1)	44	NM

Income (loss) before income taxes	1,043	1.5	(1,369)	(2.6)	2,412	(176.2)
Income taxes	148	0.2	68	0.1	80	117.6

Net income (loss)	$895	1.3%	$(1,437)	(2.8)%	$2,332	(162.3)

Market Segment Information
	Three months ended June 30,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$53,837	78.0%	$36,940	70.9%	$16,897	45.7%
Original equipment manufacturers	3,868	5.6	4,182	8.0	(314)	(7.5)
Rerollers	3,682	5.3	6,889	13.2	(3,207)	(46.6)
Forgers	6,426	9.3	3,601	6.9	2,825	78.5
Conversion services and other	1,202	1.8	544	1.0	658	121.0

Total net sales	$69,015	100.0%	$52,156	100.0%	$16,859	32.3%

Melt Type Information
	Three months ended June 30,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$54,947	79.6%	$42,824	82.2%	$12,123	28.3%
Premium alloys (A)	12,866	18.6	8,788	16.8	4,078	46.4
Conversion services and other	1,202	1.8	544	1.0	658	121.0

Total net sales	$69,015	100.0%	$52,156	100.0%	$16,859	32.3%

(A)
Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2023		2022
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$51,262	74.3%	$35,673	68.4%	$15,589	43.7%
Power generation	1,330	1.9	2,224	4.3	(894)	(40.2)
Oil & gas	3,054	4.4	4,667	8.9	(1,613)	(34.6)
Heavy equipment	8,928	12.9	7,205	13.8	1,723	23.9
General industrial, conversion services and other	4,441	6.5	2,387	4.6	2,054	86.0

Total net sales	$69,015	100.0%	$52,156	100.0%	$16,859	32.3%

Net sales:

Net sales for the three months ended June 30, 2023 increased $16.9 million, or 32.3%, compared to the same period in the prior year. This reflects both higher shipment volume and a strong pricing environment. The increase in demand and selling price is driven by our aerospace end market.

Gross margin:

As a percent of sales, our gross margin for the three months ended June 30, 2023 was 14.3% compared to 9.1% for the same period in the prior year. The increase includes higher average selling prices and the benefit of higher shipment volumes, partly offset by inflationary pressures on substantially all of our production inputs throughout 2022 and the first half of 2023. Additionally, the prior year is negatively impacted by the net effect of $3.6 million in total charges due to a liquid metal spill in our Bridgeville plant, partly offset by a $1.8 million benefit from the Aviation Manufacturing Jobs Protection ("AMJP") Program.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $1.5 million for the three months ended June 30, 2023 compared to the same period in the prior year due to increases in insurance costs and employee-related costs.

Interest expense and other financing costs:

Interest expense totaled approximately $2.0 million in the second quarter of 2023 compared to $0.8 million in the second quarter of 2022. The increase reflects higher average debt levels and the impact of higher variable interest rates paid on our revolving credit facility debt.

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

For the three months ended June 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 10.4% and 5.4%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% due to the impact of research and development credits. Discrete items were related to share-based compensation, and the ETR for each period was 14.2% and negative 5.0%, respectively.

Net income (loss):

For the three months ended June 30, 2023, the Company earned net income of $0.9 million, or $0.10 per diluted share, compared to a net loss of $1.4 million, or $0.16 per diluted share, for the three months ended June 30, 2022.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

	Six months ended June 30,
(in thousands, except shipped ton information)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$134,880	100.0%	$99,718	100.0%	35,162	35.3%
Cost of products sold	117,308	87.0	90,926	91.2	26,382	29.0

Gross margin	17,572	13.0	8,792	8.8	8,780	99.9
Selling, general and administrative expenses	13,030	9.7	10,326	10.4	2,704	26.2

Operating income (loss)	4,542	3.3	(1,534)	(1.5)	6,076	(396.1)
Interest expense	3,947	2.9	1,467	1.5	2,480	169.1
Deferred financing amortization	130	0.1	112	0.1	18	16.1
Other income, net	(37)	-	(26)	-	(11)	42.3

Income (loss) before income taxes	502	0.4	(3,087)	(3.1)	3,589	(116.3)
Income taxes	119	0.1	(35)	-	154	(440.0)

Net income (loss)	$383	0.3%	$(3,052)	(3.1)%	$3,435	(112.5)

Market Segment Information
	Six months ended June 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$103,160	76.4%	$70,193	70.4%	$32,967	47.0%
Original equipment manufacturers	8,076	6.0	8,886	8.9	(810)	(9.1)
Rerollers	10,327	7.7	11,397	11.4	(1,070)	(9.4)
Forgers	11,455	8.5	8,289	8.3	3,166	38.2
Conversion services and other sales	1,862	1.4	953	1.0	909	95.4

Total net sales	$134,880	100.0%	$99,718	100.0%	$35,162	35.3%

Melt Type Information
	Six months ended June 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$102,496	76.0%	$81,044	81.2%	$21,452	26.5%
Premium alloys (A)	30,522	22.6	17,721	17.8	12,801	72.2
Conversion services and other sales	1,862	1.4	953	1.0	909	95.4

Total net sales	$134,880	100.0%	$99,718	100.0%	$35,162	35.3%

(A)
Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$100,220	74.2%	$65,775	66.1%	$34,445	52.4%
Power generation	2,416	1.8	3,521	3.5	(1,105)	(31.4)
Oil & gas	7,806	5.8	9,019	9.0	(1,213)	(13.4)
Heavy equipment	15,859	11.8	15,279	15.3	580	3.8
General industrial, conversion services and other sales	8,579	6.4	6,124	6.1	2,455	40.1

Total net sales	$134,880	100.0%	$99,718	100.0%	$35,162	35.3%

Net sales:

Net sales for the six months ended June 30, 2023 increased $35.2 million, or 35.3%, compared to the six months ended June 30, 2022. This reflects both higher shipment volume and a strong pricing environment. The increase in demand and selling price is driven by our aerospace end market.

Gross margin:

Our gross margin, as a percent of sales, was 13.0% for the six months ended June 30, 2023 compared to 8.8% for the six months ended June 30, 2022. The prior year is negatively impacted by the net effect of $3.6 million in total charges due to a liquid metal spill in our Bridgeville plant, partly offset by a $2.8 million benefit from the AMJP grant awarded to the Company.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $2.7 million for the six months ended June 30, 2023 compared to the same period in the prior year due to increases in insurance costs and employee-related costs, and were 9.7% of sales compared to 10.4% of sales in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $3.9 million in the first half of 2023 compared to $1.5 million in the first half of 2022. The increase reflects higher interest rates as well as higher overall average debt levels.

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

For the six months ended June 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 10.4% and 5.4%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% due to the impact of research and development credits.

Discrete items during the six months ended June 30, 2023 and 2022 were related to share-based compensation items and totaled $0.1 million and $0.2 million, respectively. The ETR for each period was 23.7% and 1.1%, respectively.

Net income (loss):

For the six months ended June 30, 2023, the Company earned net income of $0.4 million, or $0.04 per diluted share, compared to a net loss of $3.1 million, or $0.34 per diluted share, for the six months ended June 30, 2022.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At June 30, 2023, we maintained approximately $23 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by (used in) operating activities:

During the six months ended June 30, 2023, our operating activities generated $11.2 million of cash. Our net income, after adjustments for non-cash expenses, generated $10.7 million. We used $0.4 million on our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities, and generated $0.8 million from our other assets and liabilities.

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

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the AMJP Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company was to receive additional funds from the DOT after upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The additional amount was conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The total estimated grant benefit was recognized over the six-month performance period as a reduction to cost of sales. The $1.8 million portion of the grant that was earned but not yet received is recorded within Other current assets on the Consolidated Balance Sheet as of June 30, 2023. The additional funds were received in July 2023, and collections under the program are now complete as of the filing of this Quarterly Report.

Net cash used in investing activities:

During the six months ended June 30, 2023, we used $6.9 million of cash for capital expenditures, compared to $5.5 million for the same period in the prior year. Full year 2023 capital spending is expected to approximate $15 million to $17 million.

Net cash (used in) provided by financing activities:

We used $5.7 million of cash in financing activities for the six months ended June 30, 2023, primarily reflecting $4.5 million in net payments on our revolving credit facility and $1.1 million in payments on our term loan. We reduced debt in the current year-to-date on better cash flow, despite investing more in managed working capital and capital expenditures compared with the prior year period. For the six months ended June 30, 2023, financing activities provided $14.7 million in cash.

Raw materials

The cost of raw materials represents approximately 40% to 50% of the cost of products sold in the first six months of 2023 and 2022. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. The average price of substantially all our major raw materials, including iron, nickel, molybdenum, vanadium, and chrome, increased in 2022 compared with 2021 and remain at elevated levels compared to historical prices through the first half of 2023.

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

At June 30, 2023, we had total Credit Agreement related net deferred financing costs of approximately $0.7 million. For the six months ended June 30, 2023 and 2022, we amortized approximately $0.1 million of those deferred financing costs.

The Company was in compliance with all the applicable financial covenants throughout the term of the Credit Agreement and at June 30, 2023.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2023, which approximated 7.5% to 7.7% for commitments under our Revolving Credit Facility and was 8.2% for the Term Loan.

Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into four new financing leases during the first half of 2023.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 26, 2023

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2023

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)