Form 10-Q
period 2023-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2023-11-06
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 30, 2023, there were 9,088,245 shares of the Registrant’s common stock outstanding.

i

Universal Stainless & Alloy Products, Inc.

Part I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$71,283	$46,196	$206,163	$145,914
Cost of products sold	60,424	43,218	177,732	134,144

Gross margin	10,859	2,978	28,431	11,770
Selling, general and administrative expenses	6,449	5,279	19,479	15,605

Operating income (loss)	4,410	(2,301)	8,952	(3,835)
Interest expense and other financing costs	2,138	1,221	6,215	2,800
Other expense (income), net	42	(599)	5	(625)

Income (loss) before income taxes	2,230	(2,923)	2,732	(6,010)
Income taxes	300	(1,626)	419	(1,661)

Net income (loss)	$1,930	$(1,297)	$2,313	$(4,349)

Net income (loss) per common share - Basic	$0.21	$(0.14)	$0.26	$(0.49)

Net income (loss) per common share - Diluted	$0.20	$(0.14)	$0.25	$(0.49)

Weighted average shares of common stock outstanding
Basic	9,087,465	8,975,331	9,069,926	8,960,830
Diluted	9,427,509	8,975,331	9,290,982	8,960,830

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income (loss)	$1,930	$(1,297)	$2,313	$(4,349)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives	109	159	(161)	455
Comprehensive income (loss)	$2,039	$(1,138)	$2,152	$(3,894)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$177	$2,019
Accounts receivable (less expected credit losses of $34 and $201 in each period, respectively)	36,984	30,960
Inventory	150,751	154,193
Other current assets	8,621	10,392

Total current assets	196,533	197,564

Property, plant and equipment, net	158,881	163,490
Deferred income tax assets	-	143
Other long-term assets	1,602	2,137

Total assets	$357,016	$363,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,095	$38,179
Accrued employment costs	5,119	2,790
Current portion of long-term debt	3,697	3,419
Other current liabilities	1,006	1,112

Total current liabilities	44,917	45,500

Long-term debt, net	85,832	95,015
Deferred income taxes	219	-
Other long-term liabilities, net	3,053	3,066

Total liabilities	134,021	143,581

Commitments and contingencies (Note 9)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,088,245 and 9,049,748 shares issued, respectively	9	9
Additional paid-in capital	98,092	97,002
Accumulated other comprehensive (loss) income	(28)	133
Retained earnings	124,922	122,609

Total stockholders’ equity	222,995	219,753

Total liabilities and stockholders’ equity	$357,016	$363,334

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022

Operating Activities:
Net income (loss)	$2,313	$(4,349)
Adjustments for non-cash items:
Depreciation and amortization	14,331	14,351
Amortization of deferred debt financing costs	194	169
Deferred income tax	370	(1,675)
Share-based compensation expense	1,008	1,001
Changes in assets and liabilities:
Accounts receivable, net	(6,024)	(1,938)
Inventory	2,159	(19,342)
Accounts payable	(743)	7,255
Accrued employment costs	2,329	(335)
Other assets and liabilities, net	1,909	(1,449)

Net cash provided by (used in) operating activities	17,846	(6,312)

Investing Activity:
Payments for property, plant and equipment	(9,656)	(10,974)

Net cash used in investing activity	(9,656)	(10,974)

Financing Activities:
Borrowings under revolving credit facility	151,929	102,098
Payments on revolving credit facility	(159,383)	(83,260)
Issuance of common stock under share-based plans	82	62
Payments on term loan facility and finance leases	(2,660)	(1,666)

Net cash (used in) provided by financing activities	(10,032)	17,234

Net decrease in cash	(1,842)	(52)
Cash at beginning of period	2,019	118

Cash at end of period	$177	$66

Supplemental Non-Cash Investing Activity:
Capital expenditures in accounts payable	$1,386	$3,013

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive
	outstanding	stock	capital	earnings	(loss) income

For the nine months ended September 30, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133
Share-based compensation	10,920	-	361	-	-
Other comprehensive (loss), net of tax	-	-	-	-	(146)
Net loss	-	-	-	(512)	-
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)
Common stock issuance under
Employee Stock Purchase Plan	10,280	-	64	-	-
Exercise of stock options	1,250	-	11	-	-
Share-based compensation	15,172	-	311	-	-
Other comprehensive (loss), net of tax	-	-	-	-	(124)
Net income	-	-	-	895	-
Balance at June 30, 2023	9,087,370	$9	$97,749	$122,992	$(137)
Common stock issuance under
Exercise of stock options	875	-	7	-	-
Share-based compensation	-	-	336	-	-
Other comprehensive income, net of tax	-	-	-	-	109
Net income	-	-	-	1,930	-
Balance at September 30, 2023	9,088,245	$9	$98,092	$124,922	$(28)

For the nine months ended September 30, 2022

Balance at December 31, 2021	8,938,091	$9	$95,590	$130,682	$40
Share-based compensation	19,362	-	409	-	-
Other comprehensive income, net of tax	-	-	-	-	135
Net loss	-	-	-	(1,615)	-
Balance at March 31, 2022	8,957,453	$9	$95,999	$129,067	$175
Common stock issuance under
Employee Stock Purchase Plan	9,870	-	62	-	-
Share-based compensation	8,008	-	286	-	-
Other comprehensive income, net of tax	-	-	-	-	121
Net loss	-	-	-	(1,437)	-
Balance at June 30, 2022	8,975,331	$9	$96,347	$127,630	$296
Share-based compensation	-	-	306	-	-
Other comprehensive income, net of tax	-	-	-	-	159
Net loss	-	-	-	(1,297)	-
Balance at September 30, 2022	8,975,331	$9	$96,653	$126,333	$455

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board added a new impairment model that is based on expected losses rather than incurred losses, known as the current expected credit loss ("CECL") model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses applicable to trade receivables, other receivables, contract assets and most debt instruments. The model does not have a minimum threshold for recognition of impairment losses. The Company adopted this guidance as of January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our consolidated financial statements.

Note 2: Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Numerator:
Net income (loss)	$1,930	$(1,297)	$2,313	$(4,349)

Denominator:
Weighted average number of shares of common stock outstanding	9,087,465	8,975,331	9,069,926	8,960,830
Weighted average effect of dilutive share-based compensation	340,044	-	221,056	-
Diluted weighted average number of shares of common stock outstanding	9,427,509	8,975,331	9,290,982	8,960,830

Net income (loss) per common share:
Net income (loss) per common share - Basic	$0.21	$(0.14)	$0.26	$(0.49)
Net income (loss) per common share - Diluted	$0.20	$(0.14)	$0.25	$(0.49)

We had options to purchase 419,550 and 719,875 shares of common stock outstanding at a weighted average price of $22.11 and $18.48 for the three months ended  September 30, 2023 and 2022, respectively, which were excluded in the computation of diluted net income (loss) per common share. We had options to purchase 532,150 and 716,375 shares of common stock outstanding at a weighted average price of $19.92 and $18.55 for the nine months ended September 30, 2023 and 2022, respectively, which were excluded in the computation of diluted net income (loss) per common share. These options were not included in the computation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per share for the three and nine months ended September 30, 2022, respectively, excluded 14,919 and 20,119 shares for the assumed exercise of stock options as a result of being in a net loss position.

Note 3: Revenue Recognition

The Company’s revenues primarily include sales of products. Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require over-time revenue recognition, in advance of shipment, as there is no alternative use for the product without significant economic loss, and the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The revenue is measured based on inputs expended in proportion to the total inputs the entity expects to expend to completely satisfy the performance obligation. The Company had revenue subject to over-time recognition of $7.2 million and $4.0 million during the nine months ending September 30, 2023 and 2022, respectively.

The timing of revenue recognition, customer billings, and cash collections resulted in contract assets related to services performed and not yet billed of $2.3 million and $1.6 million At September 30, 2023 and December 31, 2022, respectively. The Company recorded these contract assets within Accounts Receivable in the Consolidated Balance Sheets at each date.

We expect to satisfy all performance obligations related to revenue recognized in advance of shipment at September 30, 2023 within the next 12 months.

The Company has elected the following practical expedients allowed under Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers ("ASC 606"):

●	Shipping of products is not considered a separate performance obligation.

●

Performance obligations are satisfied within one year from a given reporting date; consequently, we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Specialty alloys	$53,092	$37,308	$155,588	$118,352
Premium alloys (A)	16,476	7,986	46,998	25,707
Conversion services and other sales	1,715	902	3,577	1,855

Total net sales	$71,283	$46,196	$206,163	$145,914

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chrome, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the nine months ended September 30, 2023 and 2022, we amortized these operating materials in the amount of $1.3 million and $1.2 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statement of cash flows.

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

The Company experienced a liquid metal spill at our Bridgeville plant during April 2022. The consolidated statements of operations for the nine months ended September 30, 2022 included $3.6 million of net expense related to the liquid metal spill, of which $1.3 million represents fixed overhead costs charged directly to expense due to the impact of the spill on our activity levels. The $3.6 million of expense is net of a $1.5 million insurance recovery received during the same period.

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022

Raw materials and starting stock	$15,884	$14,890
Semi-finished and finished steel products	122,538	129,534
Operating materials	15,552	13,220

Gross inventory	153,974	157,644
Inventory reserves	(3,223)	(3,451)

Total inventory	$150,751	$154,193

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2023 and December 31, 2022, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into four new finance lease agreements in the first nine months of 2023.

As of  September 30, 2023, future minimum lease payments applicable to operating and finance leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$55	$491
2024	170	1,953
2025	36	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,114
Total minimum lease payments	284	8,683
Less amounts representing interest	(7)	(1,867)
Present value of minimum lease payments	277	6,816
Less current obligations	(161)	(1,311)
Total long-term lease obligations, net	$116	$5,505
Weighted-average remaining lease term (in years)	1.7	4.5

Right-of-use assets recorded to the consolidated balance sheet at September 30, 2023, net of accumulated amortization, were $0.3 million for operating leases and $7.0 million for finance leases. For the nine months ended September 30, 2023, the amortization of finance lease assets was $0.3 million and was included in cost of products sold in the consolidated statements of operations. Right-of-use assets recorded to the consolidated balance sheet at December 31, 2022, net of accumulated amortization, were $0.5 million for operating leases and $6.7 million for finance leases.

The unamortized portion of the $5.2 million lease component of our VAR expansion financing arrangement is included in the right-of-use asset total, while the $1.8 million sale and leaseback component of that agreement is excluded. The sale and leaseback component is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under ASC 842, Leases ("ASC 842"). This financing agreement was executed in December 2022 and had a $7.0 million total original principal amount, original term of 72 months, and implicit interest rate of approximately 11.2%. The weighted average interest rate on all our financing leases is approximately 10.0%.

The Company applies the practical expedient allowed under ASC 842 to exclude leases with a term of 12 months or less from the calculation of our lease liabilities and right-of-use assets.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022

Revolving credit facility	$72,091	$79,545
Term loan	10,178	11,786
Sale and leaseback financing liability	1,605	1,804
Finance leases	6,816	6,663

Total debt	90,690	99,798
Less: current portion of long-term debt	(3,697)	(3,419)
Less: deferred financing costs	(1,161)	(1,364)

Long-term debt, net	$85,832	$95,015

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

At September 30, 2023, we had total Credit Agreement related net deferred financing costs of approximately $0.6 million. For the nine months ended September 30, 2023 and 2022, we amortized approximately $0.2 million of those deferred financing costs.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of September 30, 2023, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2023, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

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

As of September 30, 2023 and December 31, 2022, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

Direct costs incurred in structuring this financing transaction totaled $0.7 million. These costs were deferred and amortized over the term of the loans.

The Company has determined that the Investment Fund and CDE are each a VIE, and that it is the primary beneficiary of each VIE. This conclusion was reached based on the following:

●

The ongoing activities of the VIE, collecting and remitting interest and fees, and NMTC compliance were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

●	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investment Fund and CDE;

●	PNC New Markets Investment Partners, LLC lacks a material interest in the underlying economics of the project; and

●	The Company is obligated to absorb losses of the VIE.

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

The fair value of the Term Loan and Revolving Credit Facility at  September 30, 2023 and December 31, 2022 approximated the carrying amount as the interest rate is based upon observable market interest rates (Level 2). The fair values of foreign currency forward contracts and our interest rate swap discussed in Note 11, Derivatives and Hedging, at September 30, 2023 and December 31, 2022 were determined using observable market swap rates (Level 2).

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

For the nine months ended September 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 11.9% and 30.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate. In the current year, these credits reduce the rate because the Company is in a pretax income position, compared with the prior year when the Company was in a pretax loss position.

Discrete items during the nine months ended September 30, 2023 and 2022 were related to share-based compensation items and totaled $0.1 million and $0.2 million, respectively. The ETR for each period was 15.3% and 27.8%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $3.8 million and $4.3 million at September 30, 2023 and December 31, 2022, respectively.

The Company recorded an unrealized loss in accumulated other comprehensive income (loss) of less than $0.1 million at September 30, 2023 related to the contracts, compared to an unrealized gain of less than $0.1 million at December 31, 2022.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception was $16 million and reduced throughout the term. The notional amount of the contract was $10 million at December 31, 2022 and was $5 million during the first half of 2023 until it matured on June 30, 2023. The Company recorded an unrealized gain in accumulated other comprehensive income of $0.1 million December 31, 2022 related to the contract. There was no hedge in place for the Company's variable rate debt as of September 30, 2023.

Note 12: Related Parties

During the nine-months ended September 30, 2023 and 2022, a member of the Company’s executive management team had an immediate family member who was an employee of a customer. Additionally during the nine-months ended September 30, 2023 and 2022, a member of the Company's board of directors was also a director of a customer. The Company has identified sales transactions to these customers as related party transactions in accordance with ASC 850, Related Party Disclosures. In total, related party sales transactions to these customers comprised approximately 17% and approximately 20% of our total Net sales for the nine months ended September 30, 2023 and 2022, respectively. Amounts due to the Company related to these transactions was approximately $8.3 million and $8.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Sales in the third quarter of 2023 were $71.3 million, more than a 50% increase compared to the third quarter of last year and the highest quarter total since the second quarter of 2019. Compared with the prior year third quarter, sales to our largest end market, aerospace, increased by $22.3 million, or 70%. Sales also increased in the heavy equipment and general industrial end markets, while sales decreased sequentially in the power generation and oil and gas end markets.

Total Company backlog at September 30, 2023, before surcharges applied at the time of shipment, was $345 million. This is an increase of $57 million compared to the end of 2022. We maintain a healthy level of order entry and a strong total backlog resulting from sustained high demand for our products.

Sales of premium alloy products, which we define as all vacuum induction melt products, increased to $16.5 million. This is nearly at the record level we set in the first quarter of this year, and we expect premium alloy sales to continue to grow in the foreseeable future. Our premium alloy products are primarily sold to the aerospace end market.

Our gross margin for the third quarter was $10.9 million, or 15.2% of net sales, an increase from 14.3% last quarter and 6.4% in the same quarter last year. This reflects higher base prices, more shipment volume, and better production efficiency, partly offset by inflationary impacts in our costs and negative surcharge misalignment caused by falling commodity prices throughout the year. The higher gross margin resulted in operating income of $4.4 million and net income of $1.9 million for the quarter, or $0.20 per diluted share.

Results of Operations

Three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

	Three months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$71,283	100.0%	$46,196	100.0%	$25,087	54.3%
Cost of products sold	60,424	84.8	43,218	93.6	17,206	39.8

Gross margin	10,859	15.2	2,978	6.4	7,881	264.6
Selling, general and administrative expenses	6,449	9.0	5,279	11.4	1,170	22.2

Operating income (loss)	4,410	6.2	(2,301)	(5.0)	6,711	(291.7)
Interest expense	2,073	2.9	1,165	2.5	908	77.9
Deferred financing amortization	65	0.1	56	0.1	9	16.1
Other expense (income), net	42	0.1	(599)	(1.3)	641	NM

Income (loss) before income taxes	2,230	3.1	(2,923)	(6.3)	5,153	(176.3)
Income taxes	300	0.4	(1,626)	(3.5)	1,926	(118.5)

Net income (loss)	$1,930	2.7%	$(1,297)	(2.8)%	$3,227	(248.8)

Market Segment Information

	Three months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$56,768	79.6%	$33,382	72.3%	$23,386	70.1%
Original equipment manufacturers	5,142	7.2	3,986	8.6	1,156	29.0
Rerollers	2,373	3.4	3,386	7.3	(1,013)	(29.9)
Forgers	5,285	7.4	4,540	9.8	745	16.4
Conversion services and other	1,715	2.4	902	2.0	813	90.1

Total net sales	$71,283	100.0%	$46,196	100.0%	$25,087	54.3%

Melt Type Information

	Three months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$53,092	74.5%	$37,308	80.7%	$15,784	42.3%
Premium alloys (A)	16,476	23.1	7,986	17.3	8,490	106.3
Conversion services and other	1,715	2.4	902	2.0	813	90.1

Total net sales	$71,283	100.0%	$46,196	100.0%	$25,087	54.3%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information

	Three months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$53,978	75.7%	$31,664	68.5%	$22,314	70.5%
Power generation	715	1.0	1,553	3.4	(838)	(54.0)
Oil & gas	2,592	3.6	3,706	8.0	(1,114)	(30.1)
Heavy equipment	8,940	12.5	6,225	13.5	2,715	43.6
General industrial, conversion services and other	5,058	7.2	3,048	6.6	2,010	65.9

Total net sales	$71,283	100.0%	$46,196	100.0%	$25,087	54.3%

Net sales:

Net sales for the three months ended September 30, 2023 increased $25.1 million, or 54%, compared to the same period in the prior year. This reflects both higher shipment volume and a strong pricing environment. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the three months ended September 30, 2023 was 15.2% compared to 6.4% for the same period in the prior year. The increase includes higher base selling prices and the benefit of higher shipment volumes, partly offset by inflationary pressures on substantially all of our production inputs throughout 2022 and 2023 and negative misalignment due to falling commodity prices resulting in a decrease in the surcharge component of our selling prices.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $1.2 million for the three months ended September 30, 2023 compared to the same period in the prior year due to increases in insurance costs and employee-related costs.

Interest expense and other financing costs:

Interest expense totaled approximately $2.1 million in the third quarter of 2023 compared to $1.2 million in the third quarter of 2022. The increase reflects higher borrowings and the impact of higher variable interest rates paid on our revolving credit facility and term debt.

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

For the three months ended September 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 11.9% and 30.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate. In the current year, these credits reduce the rate because the Company is in a pretax income position, compared with the prior year when the Company was in a pretax loss position. Discrete items were not significant in either period.

Net income (loss):

For the three months ended September 30, 2023, the Company earned net income of $1.9 million, or $0.20 per diluted share, compared to a net loss of $1.3 million, or ($0.14) per diluted share, for the three months ended September 30, 2022.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

	Nine months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$206,163	100.0%	$145,914	100.0%	60,249	41.3%
Cost of products sold	177,732	86.2	134,144	91.9	43,588	32.5

Gross margin	28,431	13.8	11,770	8.1	16,661	141.6
Selling, general and administrative expenses	19,479	9.4	15,605	10.7	3,874	24.8

Operating income (loss)	8,952	4.4	(3,835)	(2.6)	12,787	(333.4)
Interest expense	6,020	2.9	2,632	1.8	3,388	128.7
Deferred financing amortization	195	0.1	168	0.1	27	16.1
Other income, net	5	-	(625)	(0.4)	630	(100.8)

Income (loss) before income taxes	2,732	1.3	(6,010)	(4.1)	8,742	(145.5)
Income taxes	419	0.2	(1,661)	(1.1)	2,080	(125.2)

Net income (loss)	$2,313	1.1%	$(4,349)	(3.0)%	$6,662	(153.2)

Market Segment Information

	Nine months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$159,928	77.6%	$103,575	71.0%	$56,353	54.4%
Original equipment manufacturers	13,218	6.4	12,872	8.8	346	2.7
Rerollers	12,700	6.2	14,783	10.1	(2,083)	(14.1)
Forgers	16,740	8.1	12,829	8.8	3,911	30.5
Conversion services and other sales	3,577	1.7	1,855	1.3	1,722	92.8

Total net sales	$206,163	100.0%	$145,914	100.0%	$60,249	41.3%

Melt Type Information

	Nine months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$155,588	75.5%	$118,352	81.1%	$37,236	31.5%
Premium alloys (A)	46,998	22.8	25,707	17.6	21,291	82.8
Conversion services and other sales	3,577	1.7	1,855	1.3	1,722	92.8

Total net sales	$206,163	100.0%	$145,914	100.0%	$60,249	41.3%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information

	Nine months ended September 30,
(in thousands)	2023		2022

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$154,198	74.8%	$97,439	66.8%	$56,759	58.3%
Power generation	3,131	1.6	5,074	3.5	(1,943)	(38.3)
Oil & gas	10,398	5.0	12,725	8.7	(2,327)	(18.3)
Heavy equipment	24,799	12.0	21,504	14.7	3,295	15.3
General industrial, conversion services and other sales	13,637	6.6	9,172	6.3	4,465	48.7

Total net sales	$206,163	100.0%	$145,914	100.0%	$60,249	41.3%

Net sales:

Net sales for the nine months ended September 30, 2023 increased $60.2 million, or 41%, compared to the nine months ended September 30, 2022. This reflects both higher shipment volume and a strong pricing environment. The increase in demand and selling price is primarily driven by our aerospace end market.

Gross margin:

Our gross margin, as a percent of sales, was 13.8% for the nine months ended September 30, 2023 compared to 8.1% for the nine months ended September 30, 2022. The increased margin reflects higher base selling prices and increases in production volume and shipping volume compared to the same period in the prior year. The prior year includes approximately $3.6 million in total direct charges due to a liquid metal spill in our Bridgeville plant and a $3.6 million benefit from the AMJP grant awarded to the Company.

Selling, general and administrative expenses:

Our SG&A expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $3.9 million for the nine months ended September 30, 2023 compared to the same period in the prior year due to increases in insurance costs and employee-related costs, and were 9.4% of sales year to date in 2023 compared to 10.7% of sales in the prior year.

Interest expense and other financing costs:

Interest expense totaled approximately $6.0 million in the first nine months of 2023 compared to $2.6 million in the first nine months of 2022. The increase reflects higher interest rates and higher borrowings as we grew our working capital in support of higher sales levels.

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

For the nine months ended September 30, 2023 and 2022, our estimated annual effective tax rates applied to ordinary income were 11.9% and 30.9%, respectively. In both periods, the projected annual ETR is less than the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate. In the current year, these credits reduce the rate because the Company is in a pretax income position, compared with the prior year when the Company was in a pretax loss position. Discrete items were not significant in either period.

Net income (loss):

For the nine months ended September 30, 2023, the Company earned net income of $2.3 million, or $0.25 per diluted share, compared to a net loss of $4.3 million, or ($0.49) per diluted share, for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At September 30, 2023, we maintained approximately $31 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by (used in) operating activities:

During the nine months ended September 30, 2023, our operating activities generated $17.8 million of cash. This includes a use of $4.7 million to grow our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities. We generated $4.2 million from our other assets and liabilities.

During the nine months ended September 30, 2022, net cash of $6.3 million was used in operating activities. We used $13.7 million of cash from managed working capital as inventory grew in support of our record backlog and used $19.3 million in cash, partly offset by a decrease in accounts receivable of $1.9 million due to lower sales sequentially, and a $7.3 million impact from increased accounts payable. We also used $2.1 million of cash from other assets and liabilities.

In February 2022, the Company entered into an agreement with the Department of Transportation (“DOT”) under the AMJP Program for a grant of up to $3.6 million, and received the first installment of $1.8 million. The Company was to receive additional funds from the DOT after upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The additional amount was conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between February 2022 and August 2022. The total estimated grant benefit was recognized over the six-month performance period as a reduction to cost of sales. The $1.8 million portion of the grant that was earned but not received in 2022 was recorded within Other current assets on the Consolidated Balance Sheet at December 31, 2022 and until the funds were ultimately received in July 2023. Collections under the program are complete.

Net cash used in investing activities:

During the nine months ended September 30, 2023, we used $9.7 million of cash for capital expenditures, compared to $11.0 million for the same period in the prior year. Full year 2023 capital spending is expected to approximate $14 million to $16 million.

Net cash (used in) provided by financing activities:

We used $10.0 million of cash in financing activities for the nine months ended September 30, 2023, primarily to make $7.5 million in net payments on our revolving credit facility and $1.6 million in payments on our term loan. We reduced debt in the current year-to-date on better cash flow, despite investing more in managed working capital compared with the prior year period and making progress on our strategic capital investments.

Raw materials

The cost of raw materials represents approximately 40% to 50% of the cost of products sold in the first nine months of 2023 and 2022. The major raw materials used in our operations include nickel, molybdenum, vanadium, chrome, iron and carbon scrap. The average price of substantially all our major raw materials increased in 2022 compared with 2021, and remain at elevated levels compared to historical prices in 2023 despite a decline throughout the current year. We maintain a sales price surcharge within our product pricing to mitigate the risk of substantial raw material cost fluctuations. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

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

At September 30, 2023, we had total Credit Agreement related net deferred financing costs of approximately $0.6 million. For the nine months ended September 30, 2023 and 2022, we amortized approximately $0.2 million of those deferred financing costs.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of September 30, 2023, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at either a base rate or the current LIBOR (prior to September 30, 2022) or SOFR (after September 30, 2022) rate plus a spread, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2023, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into four new financing leases during the first nine months of 2023.

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

Item 4.         CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are effective. During the fiscal quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2023

/s/ Dennis M. Oates
Dennis M. Oates
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)