Form 10-K
period 2023-12-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2024-03-29
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $14.01 per share on that date, was approximately $121,000,000. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers are the affiliates of the registrant. The registrant has made no determination that such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of March 15, 2024, there were 9,189,807 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K incorporates by reference portions of the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

true

INDEX

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

These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which refer to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A, “Risk Factors,” of this Form 10-K. These and other risks and uncertainties may cause our actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 1.	BUSINESS

Universal Stainless & Alloy Products, Inc., which was incorporated in 1994, and its wholly owned subsidiaries, manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other premium alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers and original equipment manufacturers (“OEMs”). Our customers further process our products for use in a variety of industries, including the aerospace, power generation, oil and gas, heavy equipment and general industrial markets. We also perform conversion services on materials supplied by customers.

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

We make strategic investments in our business and capabilities over time to support our growth initiatives and improve the efficiency of our operations. This includes the installation of a new vacuum arc remelt furnace and an 18-ton crucible for our vacuum induction melting operation at our North Jackson facility in 2021, and our further remelt facility expansion at the same facility completed in 2023. These investments expand our premium alloy production capacity, enhance our capabilities and reduce our costs.

INDUSTRY OVERVIEW

The specialty steel industry is a distinct segment of the overall steel industry. Specialty steels include stainless steels, nickel alloys, tool steels, electrical steels, high-temperature alloys, magnetic alloys and electronic alloys. Specialty steels are made with a high alloy content, suitable for use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Specialty steels generally must conform to more demanding customer specifications for consistency, straightness and surface finish than carbon steels. For each of the years ended December 31, 2023, 2022 and 2021, approximately 60-80% of our net sales were derived from stainless steel products.

We primarily manufacture our products in response to customer orders and within the following product lines:

Stainless Steel. Stainless steel, which represents the largest part of the specialty steel market, contains elements such as nickel, chromium and molybdenum that give it the unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to corrosion and heat. Stainless steel is used, among other applications, in the aerospace, oil and gas, power generation and automotive industries, as well as in the manufacturing of equipment for food handling, health and medical, chemical processing and pollution control.

High-Strength Low Alloy Steel. High-strength low alloy steel is a relative term that refers to those steels that maintain alloying elements that range in versatility. The alloy elements of nickel, chromium and molybdenum in such steels typically exceeds the alloy element of carbon steels but not that of high-temperature alloy steel. High-strength low alloy steels are manufactured for use generally in the aerospace industry.

Tool Steel. Tool steels contain elements of chromium, vanadium and molybdenum to produce specific hardness characteristics that enable tool steels to form, cut, shape and shear other materials in the manufacturing process. Heating and cooling at precise rates in the heat-treating process bring out these hardness characteristics. Tool steels are utilized in the manufacturing of metals, plastics, paper and aluminum extrusions, pharmaceuticals, electronics and optics.

High-Temperature Alloy Steel. These steels are designed to meet critical requirements of heat resistance and structural integrity. They generally have very high nickel content relative to other types of specialty steels. High-temperature alloy steels are manufactured for use generally in the aerospace industry.

RAW MATERIALS AND SUPPLIES

We depend on the delivery of key raw materials for our day-to-day melting operations. These key raw materials are carbon and stainless scrap metal and alloys, primarily consisting of nickel, chromium, molybdenum, vanadium and copper. Scrap metal is primarily generated by industrial sources and is purchased through several scrap brokers and processors. We also recycle scrap metal generated from our own production operations as a source of metal for our melt shops. Alloys are generally purchased from domestic agents and primarily originate in North America, Australia, South America and South Africa.

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

The cost of raw materials represents approximately 35%-42% of the cost of products sold in each of 2023, 2022 and 2021. Raw material costs can be impacted by significant price changes. Raw material prices vary based on numerous factors, including quality, and are subject to frequent market fluctuations. The average price of substantially all our major raw materials decreased throughout 2023 following significant increases in 2022. Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

We apply a raw material surcharge in our pricing to align our pricing with fluctuations in commodity costs. Most orders apply the raw material surcharge in effect at the time of shipment to align the selling price with commodity costs. Some shorter lead time orders embed the surcharge into the price at the time of order entry. Surcharges are published on our website and can fluctuate by month in line with commodity cost changes. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

CUSTOMERS

Our largest customer accounted for approximately 31%, 21% and 19% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively. One additional customer accounted for approximately 14% and 18% of our sales during 2023 and 2022, respectively, and a third customer accounted for approximately 10% of our sales during 2021.

International sales approximated 5% of annual sales in 2023 and 2022 and 7% of our annual net sales in 2021.

BACKLOG

Our backlog of orders (excluding surcharges) on hand as of December 31, 2023 was approximately $318.2 million compared to approximately $287.9 million at December 31, 2022. Our backlog may not be indicative of actual sales because most surcharges are not known until the order is shipped to the customer and, therefore, are not included in the backlog amount.

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

HUMAN CAPITAL MANAGEMENT

Employee Relations

We consider the maintenance of good relations with our employees to be important to the successful conduct of our business. We have profit-sharing plans for certain salaried and hourly employees and for all our employees represented by United Steelworkers (the “USW”), and have equity ownership programs for all our eligible employees in an effort to forge an alliance between our employees’ interests and those of our stockholders. At December 31, 2023, 2022 and 2021, we had 678, 622 and 558 employees, respectively, of which 520, 475 and 421, respectively, were USW members.

Collective Bargaining Agreements

Our Bridgeville, Titusville, Dunkirk and North Jackson facilities recognize the USW as the exclusive representative for their hourly employees with respect to the terms and conditions of their employment. The following collective bargaining agreements are currently in place:

Facility	Commencement Date	Expiration Date
Bridgeville	September 2023	August 2028
North Jackson	July 2018	June 2024
Dunkirk	November 2022	October 2025
Titusville	October 2020	September 2025

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

Employee Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2023, we have issued 341,469 shares of common stock since the Plan’s inception.

Employee Safety

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

GOVERNMENT REGULATIONS

We are subject to federal, state and local environmental laws and regulations (collectively, “Environmental Laws”), including those governing discharges of pollutants into the air and water, and the generation, handling and disposal of hazardous and non-hazardous substances. We monitor our compliance with applicable Environmental Laws and, accordingly, believe that we are currently in compliance with all laws and regulations in all material respects. We are subject periodically to environmental compliance reviews by various regulatory offices. We may be liable for the remediation of contamination associated with generation, handling and disposal activities. Environmental costs could be incurred, which may be significant, related to environmental compliance, at any time or from time to time in the future. In the ordinary course of business, we are also subject to government regulations including those enforced by the Occupational Safety and Health Administration.

EXECUTIVE OFFICERS

The following table sets forth, as of March 15, 2024, certain information with respect to the executive officers of the Company:

Name (Age)	Executive Officer Since	Position
Christopher M. Zimmer (50)	2010	President and Chief Executive Officer
Graham McIntosh, Ph.D. (61)	2015	Executive Vice President and Chief Technology Officer
John J. Arminas (52)	2020	Vice President, General Counsel and Corporate Secretary
Wendel L. Crosby (53)	2021	Vice President of Manufacturing
Steven V. DiTommaso (38)	2022	Vice President and Chief Financial Officer

Christopher M. Zimmer became President & Chief Executive Officer in November 2023. Mr. Zimmer previously served as Chief Operating Officer from April 2023 to October 2023, and was responsible for manufacturing, technology, and quality organizations as well as sales, marketing and supply chain management and development, and served as Executive Vice President and Chief Commercial Officer from 2014 until April 2023. Mr. Zimmer was Vice President of Sales and Marketing from 2008 to 2014. Mr. Zimmer previously served as Vice President of Sales and Marketing for Schmoltz+Bickenbach USA from 1995 to 2008. He previously held positions of increasing responsibility including inside sales, Commercial Manager—stainless bar, General Manager—nickel alloy products, and National Sales Manager.

Graham McIntosh, Ph.D. has been Executive Vice President and Chief Technology Officer since 2018. Dr. McIntosh also served as the Company’s Vice President and Chief Technology Officer from 2013 until 2018. Dr. McIntosh previously served as Director of Global Technology Initiatives for Carpenter Technology Corporation where he joined in 2008. Dr. McIntosh also served as Vice President of Technology and Director of Quality for Firth Rixson Viking from 2001 to 2008, and held several management and technical positions at Wyman-Gordon Livingston from 1987 to 2001, where he began his career.

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

Steven V. DiTommaso has been Vice President and Chief Financial Officer of the Company since April 2022. Previously, Mr. DiTommaso served as Corporate Controller of the Company since 2018. Prior to his tenure at the Company, Mr. DiTommaso served as Director of Accounting at Thorley Industries, LLC from 2016 to 2018, and in roles of increasing responsibility in the audit and assurance practice at PricewaterhouseCoopers from 2008 to 2016. He is a Certified Public Accountant.

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

Macroeconomic Risks

Our business and operations, and the operations of our customers and suppliers, could be adversely impacted by a global or regional health pandemic.

The outbreak of COVID-19 in 2020 was declared a "pandemic" by the World Health Organization and spread across the world, including the United States and many countries where the Company sells its products or sources raw materials. Our operations and financial performance were negatively impacted by the pandemic. While our business has recovered from COVID-19 impacts, we are continuously subject to the risks related to other pandemics. Any future pandemics or other health events could cause similar disruptions in global supply chains, volatility and disruption of financial markets, and other adverse consequences to our business and the markets in which we participate, and could cause direct negative impacts on our operations and financial position.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to public companies that are not smaller reporting companies, such as reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements. We will remain a smaller reporting company as long as (i) our public float remains less than $250 million or (ii) our annual revenues are less than $100 million and we either have no public float, or our public float is less than $700 million. Public float is measured for this purpose as of the last business day of our most recently completed second fiscal quarter, and annual revenues are measured as of the most recently completed fiscal year for which audited financial statements are available. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Our five largest customers in the aggregate accounted for approximately 61%, 58% and 47% of net sales for the year ended December 31, 2023, 2022 and 2021, respectively. An adverse change in, or termination of, the relationship with one or more of our customers or market channels could have a material adverse effect on our results of operations.

Our business is very competitive, and increased competition could reduce our sales.

We compete with domestic and foreign producers of specialty steel products. In addition, many of the finished products sold by our customers are in direct competition with finished products manufactured by foreign sources, which may affect the demand for those customers’ products. Any competitive factors that adversely affect the market for finished products manufactured by us or our customers could indirectly adversely affect the demand for our semi-finished products. Additionally, our products compete with products fashioned from alternative materials such as aluminum, composites and plastics, the production of which includes domestic and foreign enterprises. Competition in our field is intense and is expected to continue to be so in the foreseeable future. Most of our business is not covered under long term supply contracts. There can be no assurance that we will be able to compete successfully in the future.

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

Approximately 76% of our sales represented products sold to customers in the aerospace market in 2023. The aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, supply chain fluctuations, diminished credit availability, airline profitability, demand for air travel, age of fleets, varying fuel and labor costs, price competition, new technology development and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or a combination of these factors and therefore are difficult to predict with certainty. A prolonged downturn in the aerospace industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

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

International sales approximated 5% of our annual sales in 2023 and 2022 and 7% of our annual net sales in 2021. An immaterial portion of the international sales are denominated in foreign currencies.

Financial Risks

We have identified material weaknesses in our internal control over financial reporting which has caused us to conclude our internal control over financial reporting was not effective as of December 31, 2023 and could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have identified certain material weaknesses in internal control over financial reporting as described in “Item 9A. Controls and Procedures” of this Form 10-K. As a result of such material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively developing and implementing a remediation plan, as described in “Item 9A. Controls and Procedures” of this Form 10-K, designed to address these material weaknesses, but our remediation efforts are not complete and are ongoing. Any difficulty or failure to implement or maintain required control enhancements or new controls, could result in additional material weaknesses or a future material misstatement in our consolidated financial statements. Any future misstatement could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our business may be harmed if we are unable to meet our debt service requirements or the covenants in our Second Amended and Restated Revolving Credit, Term Loan and Security Agreement ("Credit Agreement”), or if interest rates increase.

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

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be adversely affected. Our Credit Agreement, which provides for a $105.0 million senior secured revolving credit facility and a $15.0 million senior secured term loan facility, also requires us to comply with certain covenants. Failure to comply with the covenants contained in the Credit Agreement could result in a default, which, if not waived by our lenders, could substantially increase our borrowing costs and result in acceleration of our debt. As of December 31, 2023, we were in compliance with the applicable covenants in our Credit Agreement.

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

We have meaningful net operating loss carryforwards, tax credit carryforwards and other tax attributes (collectively, the “Tax Benefits”), which potentially can be utilized in certain circumstances to reduce our future income tax obligations. As of December 31, 2023, we had estimated U.S. federal net operating losses of approximately $7.1 million, state net operating losses of approximately $10.5 million, U.S. federal tax credit carryforwards of approximately $7.3 million and state tax credit carryforwards of approximately $0.3 million. Our ability to use our Tax Benefits would be substantially limited if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code (the “Tax Code”). In general, a corporation would experience an ownership change if the percentage of the corporation’s stock owned by one or more “5% shareholders,” as defined under Section 382 of the Tax Code, increases by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.

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

At December 31, 2023, we had 520 employees, out of a total of 678, who were covered under collective bargaining agreements with the USW expiring at various dates in 2024 to 2028. There can be no assurance that we will be successful in timely concluding collective bargaining agreements with the USW to succeed the agreements that expire, in which case we may experience strikes or work stoppages that may have a material adverse impact on our results of operations.

Costs related to our participation in a multi-employer pension plan could increase significantly.

We participate in the Trust, a multi-employer defined-benefit pension plan. We make contributions to the Trust with respect to all hourly and salaried employees associated with our Bridgeville facility. The trustees of the Trust have provided us with the latest data available for the year ended December 31, 2022. As of that date, the Trust is not fully funded. Our contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan as a result of funding deficiencies in excess of specified levels, which may be due to poor performance of Trust investments or other factors, or as a result of future wage and benefit agreements. In addition, if we choose to stop participating in the Trust, our contributions to the Trust decline or the Trust is terminated, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability. Changes to any of these factors could negatively impact our future results of operations and cash flows to a material extent.

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

We purchase carbon and stainless scrap metal and alloy additives, principally nickel, chromium, vanadium, molybdenum, manganese and copper, for our melting operation. A portion of the alloy additives is available only from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions. Those conditions, or other conditions that impact the availability of our key raw materials and operating supplies, might disrupt supplies or affect the prices of the raw materials. We maintain sales price surcharges on our products to help offset the impact of raw material price fluctuations. We do not maintain long-term fixed-price supply agreements with any of our raw material suppliers. If our supply of raw materials were interrupted, we might not be able to obtain sufficient quantities of raw materials or obtain sufficient quantities of such materials at satisfactory prices, which, in either case, could adversely affect our results of operations. In addition, significant volatility in the price of our principal raw materials could adversely affect our financial results and there can be no assurance that the raw material surcharge mechanism employed by us will completely offset immediate changes in our raw material costs in a given period.

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

Our manufacturing processes are dependent upon certain critical pieces of specialty steel making equipment, including but not limited to our 50-ton electric-arc furnace and AOD vessel, our VIM, VAR and ESR furnaces, our radial hydraulic forge and our universal rolling mill. In the event any critical piece of equipment should become inoperative as a result of unexpected equipment failure, there can be no assurance that our operations would not be substantially curtailed, which may have a negative effect on our financial results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to cyber risk management (“CRM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s CRM program and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall CRM approach, the Company’s cybersecurity program is focused on the following key areas:

Governance:  As discussed in more detail under the heading “Governance,” The Board’s oversight of cybersecurity risk management includes interaction with the Company’s Chief Information Officer (“CIO”) at least quarterly and similar interaction on this topic with other members of management.

Collaborative Approach:  The Company has implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards:  The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning:  The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management:  The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness:  The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the CIO and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the CIO and Company management, oversees the Company’s CRM process, including the management of risks arising from cybersecurity threats. The Board receives at least a quarterly update on cybersecurity risks, which addresses a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Board, the CIO and other members of the Company’s management team will discuss, at least annually, the Company’s approach to cybersecurity risk management.

The CIO, in coordination with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and General Counsel (“GC”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, members of the CIO’s team are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The Company’s management team, through ongoing communications with CIO’s team, monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CIO holds a B.S.B.A. degree in Management Information Systems and has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Officer for the Company. The Company’s CEO, CFO and GC each hold undergraduate degrees in their respective fields, and collectively have over 50 years of experience managing risks at the Company and at similar companies.

Cybersecurity threats, including all previous cybersecurity incidents, have not materially affected, or currently are believed by the Company to not materially affect the Company, including its business strategy, results of operations or financial condition.  While these risks have yet to materially affect the Company, the Company cannot guarantee that its ongoing and robust approach towards cybersecurity will be able to prevent all cybersecurity incidents that could have a material effect on the Company.  For more information about cybersecurity risks that the Company faces, see “If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted” in Item 1A, Risk Factors.

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

At December 31, 2023, a total of 9,185,307 shares of common stock, par value $0.001 per share, were issued and held by 87 holders of record. There were no shares of the issued common stock held in treasury at December 31, 2023. Our common stock trades under the symbol “USAP” on the Nasdaq Global Select Market.

DIVIDENDS

We have never paid a cash dividend on our common stock. Our Credit Agreement does not permit the payment of cash dividends on our common stock. Accordingly, we do not expect to pay a cash dividend on our common stock in the near future.

ITEM 6.	RESERVED

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our aerospace end market accounted for approximately 76% of our total net sales in 2023 and is expected to continue as a major driver of our future results. Sales to our aerospace end market increased 57% compared to 2022 after increasing 50% in 2022 compared to 2021. Sales to our heavy equipment and general industrial end markets also increased compared to 2022, while sales to our power generation and oil & gas end markets decreased as we focused more of our shipment capacity on serving the aerospace end market. In total our sales increased more than 41% compared to the prior year due to increases shipment volume and base selling prices and a higher mix of premium products and finished bar products, despite a decrease in raw material surcharges.

Sales of our premium products increased by 74% in 2023 as well, totaling a record $68.1 million versus $39.2 million last year. Total Company backlog at the end of 2023 was $318.2 million and premium products represented 36% of the backlog at the end of the year. Our premium products have a higher selling price and higher margins than our other products and are a key component of our growth strategy.

Our 2023 gross margin was 14.5% of net sales, improved from 7.0% in 2022, reflecting more shipments, higher production, higher selling prices, and cost improvements. Additionally, the liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022 was a significant headwind to our results in the second quarter 2022 and throughout the second half of 2022. The spill caused seven weeks of down time at the melt shop, which is the primary melt operation in our product process, and disrupted production throughput for the remainder of the year.

During 2023, we completed our strategic capital investment in North Jackson, OH to expand our remelt facility used for production of premium products, and grew our working capital modestly despite the significant increase in sales, as we reduced our inventory. Our inventory level and order backlog as we enter 2024 position us well to take advantage of strong specialty metals demand in our largest end markets.

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

Results of Operations

A comparison of 2023 results to 2022 is included below. For a comparison of 2022 results to 2021, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Results Compared to 2022

For the years ended December 31,	2023		2022
(dollars in thousands, except per shipped ton information)
	Amount	% of net sales	Amount	% of net sales	Dollar Variance	% variance

Total net sales	$285,943	100.0%	$202,114	100.0%	$83,829	41.5%
Cost of products sold	244,404	85.5	187,927	93.0	56,477	30.1
Gross margin	41,539	14.5	14,187	7.0	27,352	192.8
Selling, general and administrative expenses	27,783	9.7	21,180	10.5	6,603	31.2
Operating income (loss)	13,756	4.8	(6,993)	(3.5)	20,749	296.7
Interest expense	8,414	2.9	4,388	2.2	4,026	91.8
Other expense (income), net	34	-	(684)	(0.3)	718	105.0
Income (loss) before income taxes	5,308	1.9	(10,697)	(5.3)	16,005	149.6
Expense (benefit) from income taxes	398	0.1	(2,624)	(1.3)	3,022	115.2
Net income (loss)	$4,910	1.7%	$(8,073)	(4.0)%	$12,983	160.8%

Market Channel Information:

For the years ended December 31,	2023		2022
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Service centers	$221,691	77.5%	$144,955	71.7%	$76,736	52.9%
Original equipment manufacturers	19,113	6.6	17,230	8.5	1,883	10.9
Rerollers	15,635	5.5	19,824	9.8	(4,189)	(21.1)
Forgers	24,742	8.7	17,568	8.7	7,174	40.8
Conversion services and other	4,762	1.7	2,537	1.3	2,225	87.7
Total net sales	$285,943	100.0%	$202,114	100.0%	$83,829	41.5%

Melt Type Information:

For the years ended December 31,	2023		2022
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Specialty alloys	$213,077	74.5%	$160,352	79.3%	$52,725	32.9%
Premium alloys	68,104	23.8	39,225	19.4	28,879	73.6
Conversion services and other	4,762	1.7	2,537	1.3	2,225	87.7
Total net sales	$285,943	100.0%	$202,114	100.0%	$83,829	41.5%

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Annual Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information:

For the years ended December 31,	2023		2022
(dollars in thousands)
	Amount	% of net sales	Amount	% of net sales	Dollar variance	% variance
Net sales:
Aerospace	$216,093	75.6%	$137,489	68.0%	$78,604	57.2%
Power generation	4,208	1.5	6,117	3.0	(1,909)	(31.2)
Oil and gas	13,978	4.9	17,981	9.0	(4,003)	(22.3)
Heavy equipment	31,212	10.9	27,138	13.4	4,074	15.0
General industrial, conversion services and other	20,452	7.1	13,389	6.6	7,063	52.8
Total net sales	$285,943	100.0%	$202,114	100.0%	$83,829	41.5%

Net sales:

Net sales for the year ended December 31, 2023 increased $83.8 million, or 41.5%, compared to 2022. The increase in our sales is due to an increase in volume shipped and our average selling prices. Our average selling prices increased due to our base price increases and higher mix of premium products and finished bar products in the current year, despite a decrease in raw material surcharges.

Gross margin:

Our 2023 gross margin was 14.5% of net sales, improved from 7.0% in 2022, reflecting more shipments, higher production, higher selling prices, and cost improvements. Additionally, the liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022 was a significant headwind to our results in the second quarter 2022 and throughout the second half of 2022. The spill caused seven weeks of down time at the melt shop, which is the primary melt operation in our product process, and disrupted production throughput for the remainder of the year.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee costs including salaries, incentive compensation, payroll taxes and benefit related costs, legal and accounting services, share compensation and insurance costs. Our SG&A expenses increased by $6.6 million in 2023 due primarily to increases in incentive compensation and the cost of business insurance.

Interest expense and deferred financing amortization:

Our interest expense, including amortization of deferred financing costs, was $8.4 million in 2023 compared to $4.4 million in 2022 due to higher interest rates, as most of our debt is variable and fluctuates with market rates.

Other expense (income):

Other expense was insignificant in 2023 compared to $0.7 million of other income in 2022. The prior year included a gain on insurance recoveries related to the liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022.

Expense (benefit) from income taxes:

Our 2023 income tax expense is $0.4 million compared to a benefit of $2.6 million in 2022 as we were in an income position in 2023 compared to a loss position in 2022.

Net income (loss):

We earned net income of $4.9 million in 2023 compared to a net loss of $8.1 million in 2022. Our profitability improved in 2023 along with higher production, cost improvements, and rising demand for our products driving more shipments and higher selling prices. Additionally, the liquid metal spill that occurred in our Bridgeville, PA melt shop in April 2022 was a significant headwind to our results in 2022.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At December 31, 2023, we maintained approximately $36 million of remaining availability under our revolving credit facility. We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility, are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by operating activities

During 2023, we generated $25.2 million of cash from our operating activities. Net income adjusted for non-cash expenses generated $25.8 million. We used $3.5 million in our managed working capital, primarily driven by an $8.1 million increase in accounts receivable from higher sales, partly offset by cash generated from reducing inventory. We define managed working capital as net accounts receivable plus net inventory, minus accounts payable, minus other current liabilities. We generated $2.8 million from all other assets and liabilities.

During 2022, we used $8.9 million of cash in our operating activities. Net loss adjusted for non-cash expenses generated $9.9 million. We used $14.2 million in growth of our managed working capital, primarily driven by $15.1 million used to grow our inventory in support of our record backlog. The inventory growth was a result of an increase in value, due to the rising price of raw materials and other production costs, and due to a higher mix of premium product inventory at December 31, 2022. The increase in value is consistent with our increase in average selling price and higher premium product mix in our order backlog. Total volume of inventory on hand decreased at December 31, 2022 compared with the prior year. We define managed working capital as net accounts receivable plus net inventory, minus accounts payable and other current liabilities.

Net cash used in investing activity

Our capital spending was $13.0 million in 2023 compared to $12.1 million in 2022. The increase of $0.9 million in the current year was driven by completion of our strategic project to expand our premium product remelt capability and capacity.

Net cash provided by financing activities

During 2023, we used $13.8 million of cash in our financing activities, primarily making net payments on our revolving credit facility, term loan and finance leases. During 2022, our financing activities provided $22.9 million of cash, primarily through net borrowings on our revolving credit facility. We also executed a financing lease transaction in the fourth quarter to help fund our strategic capital expenditures which included a $1.8 million sales and leaseback component, accounted for as a loan, and made payments on existing financing leases and on our term loan within our Credit Agreement.

Raw materials and supplies

The cost of raw materials represents approximately 42% of the cost of products sold in 2023. The major raw materials used in our operations include nickel, molybdenum, vanadium, chromium, iron and carbon scrap. The average price of substantially all our major raw materials decreased throughout 2023 following significant inflationary increases in 2022 . Future raw material prices cannot be predicted with any degree of certainty. We do not maintain any fixed-price long-term agreements with any of our raw material suppliers.

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

The Company maintained compliance with all applicable covenants at December 31, 2023 and 2022.

The Facilities, which expire on March 17, 2026 (the “Expiration Date”), are collateralized by a first lien on substantially all the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a SOFR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for most of the debt outstanding under the Facilities during 2023. At December 31, 2023, the SOFR based rate was approximately 8.0% on our Revolving Credit Facility and 8.5% for the Term Loan.

At December 31, 2023 and 2022, we had net deferred financing costs related to the Credit Agreement of approximately $0.5 million and $0.7 million recorded to the consolidated balance sheet, respectively. We amortized $0.2 million of those costs during each of the years ended December 31, 2023 and 2022.

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

The Company entered into four new finance lease agreements during 2023. Refer to Note 8 to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further information.

Share-Based Activity

We granted stock options or restricted stock units, and issued shares of our common stock to officers, employees, and non-employee directors during 2023, 2022 and 2021 through our incentive compensation plans. Refer to Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for further information.

Contingent Items

Product Claims. We are subject to various claims and legal actions that arise in the normal course of conducting business. There were no material product claims outstanding at December 31, 2023.

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

Property, Plant and Equipment (“PP&E”) is stated at historical cost or fair value at acquisition less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for book purposes. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related accumulated depreciation are removed from the financial statements and differences between the net book value and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of operations. PP&E is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. No impairment was recorded as of December 31, 2023, 2022 or 2021.

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

Prices for our raw materials and natural gas requirements are subject to frequent market fluctuations, and profit margins may decline in the event market prices increase. Selling price increases and surcharges are utilized to offset raw material, electricity and natural gas market price increases.

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

At December 31, 2023, we had $78.6 million of floating rate debt outstanding with interest rates between 8.0% and 10.0%. Since the interest rate on floating rate debt changes with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense. Exclusive of any interest rate hedges, a hypothetical 1.0% increase or decrease in our floating rate debt interest rates would unfavorably or favorably impact our annual pre-tax results by approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Universal Stainless & Alloy Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for each of the then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 29, 2024 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of long-lived assets

As discussed in Note 4 to the consolidated financial statements, property, plant and equipment, net as of December 31, 2023 was $160.0 million. As discussed in Note 1 to the consolidated financial statements, the Company reviews the recoverability of property, plant and equipment, net (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups).

We identified the assessment of the recoverability of long-lived assets as a critical audit matter due to the significant judgment by management involved with developing the estimates to determine the recoverability of the long-lived assets, specifically those relating to the projected cash flows and growth rates. Evaluating the Company’s identification of significant events or changes in circumstances, which indicate these assets may not be recoverable, involved subjective auditor judgment. The judgments included consideration of factors that are external and internal to the Company, such as declines in the market of the Company’s products or plans to close a physical location.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, evaluating the design and tested the operating effectiveness of certain internal controls related to the identification of significant events or changes in circumstances indicating the long-lived assets may not be recoverable. We evaluated the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying long-lived assets may not be recoverable by performing an independent assessment. We also obtained the Company’s undiscounted cash flow analysis to assess whether the underlying long-lived assets may not be recoverable.  The independent assessment included testing the significant assumptions in the undiscounted cash flow analysis, performing a sensitivity analysis on the undiscounted cash flow analysis, analyzing the historical operating performance of the asset groups and evaluating other events or changes in circumstances based on our knowledge of the Company and experience of the industry in which it operates. This included reading and evaluating industry articles, public information related to competitor activity, Company press releases and board of director minutes.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP
Philadelphia, Pennsylvania
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Universal Stainless & Alloy Products, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Universal Stainless & Alloy Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, Universal Stainless & Alloy Products, Inc. has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.

●

Management did not design and maintain effective internal controls over certain business process cycles, including revenue and receivables, purchasing and payables, inventory, payroll, income taxes and financial reporting.

●	Management did not maintain adequate documentation of its review of management review controls and certain activity level controls across the Company's financial statement areas.

●	Management did not maintain adequate monitoring controls over certain components of internal control on a timely basis.

●

Management did not maintain effective information technology general controls over logical access and program change management for certain key information systems used in the financial reporting process.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2023 financial statements, and this report does not affect our report dated March 29, 2024 on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Stainless & Alloy Products, Inc. as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes and our report dated March 29, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Philadelphia, Pennsylvania
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Stainless & Alloy Products, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Universal Stainless & Alloy Products, Inc. (the “Company”) as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flow for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.

We served as the Company’s auditor from 2003 to 2023.

Pittsburgh, Pennsylvania

February 24, 2023

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2023	2022	2021
(dollars in thousands, except per share information)
Net sales	$285,943	$202,114	$155,934
Cost of products sold	244,404	187,927	147,963
Gross margin	41,539	14,187	7,971
Selling, general and administrative expenses	27,783	21,180	20,243
Operating income (loss)	13,756	(6,993)	(12,272)
Interest expense	8,414	4,388	2,214
Gain on extinguishment of debt	-	-	(10,000)
Other expense (income), net	34	(684)	(445)
Income (loss) before income taxes	5,308	(10,697)	(4,041)
Provision (benefit) for income taxes	398	(2,624)	(3,283)
Net income (loss)	$4,910	$(8,073)	$(758)
Basic income (loss) per share	$0.54	$(0.90)	$(0.09)
Diluted income (loss) per share	$0.53	$(0.90)	$(0.09)
Weighted average shares of common stock outstanding:
Basic	9,086,004	8,972,468	8,907,908
Diluted	9,278,569	8,972,468	8,907,908

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,	2023	2022	2021
(dollars in thousands)
Net income (loss)	$4,910	$(8,073)	$(758)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivatives, net of tax	(256)	93	85

Comprehensive income (loss)	$4,654	$(7,980)	$(673)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022
(dollars in thousands)
ASSETS
Current assets:
Cash	$394	$2,019
Accounts receivable (less expected credit losses of $34 and $201, respectively)	39,034	30,960
Inventory	144,700	154,193
Other current assets	11,693	10,392
Total current assets	195,821	197,564
Property, plant and equipment, net	159,636	163,490
Deferred income tax assets	-	143
Other long-term assets	1,233	2,137
Total assets	$356,690	$363,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,855	$38,179
Accrued employment costs	6,492	2,790
Current portion of long-term debt	3,733	3,419
Other current liabilities	829	1,112
Total current liabilities	45,909	45,500
Long-term debt	81,846	95,015
Deferred income tax liabilities	2	-
Other long-term liabilities	2,891	3,066
Total liabilities	130,648	143,581
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,185,307 and 9,049,748 shares issued, respectively	9	9
Additional paid-in capital	98,637	97,002
Accumulated other comprehensive (loss) income	(123)	133
Retained earnings	127,519	122,609
Total stockholders’ equity	226,042	219,753
Total liabilities and stockholders’ equity	$356,690	$363,334

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2023	2022	2021
(dollars in thousands)
Operating Activities:
Net income (loss)	$4,910	$(8,073)	$(758)
Adjustments for non-cash items:
Depreciation and amortization	19,433	19,378	19,300
Deferred income tax	215	(2,695)	(3,288)
Gain on extinguishment of debt	-	-	(10,000)
Share-based compensation expense	1,336	1,289	1,121
Changes in assets and liabilities:
Accounts receivable, net	(8,074)	(9,768)	(3,091)
Inventory, net	7,785	(15,078)	(30,986)
Accounts payable	(2,900)	10,507	10,986
Accrued employment costs	3,702	(1,513)	2,477
Other, net	(1,176)	(2,983)	(3,730)
Net cash provided by (used in) operating activities	25,231	(8,936)	(17,969)
Investing Activity:
Capital expenditures	(13,026)	(12,096)	(11,105)
Net cash used in investing activity	(13,026)	(12,096)	(11,105)
Financing Activities:
Net (payments on) borrowings under revolving credit facility	(10,561)	23,548	37,518
Proceeds from term loan facility	-	-	8,571
Proceeds from other financing transactions, net	-	1,804	-
Payments on term loan facility, finance leases, and notes	(3,568)	(2,412)	(16,715)
Payments of financing costs	-	(130)	(539)
Issuance of common stock under share-based plans	299	123	193

Net cash (used in) provided by financing activities	(13,830)	22,933	29,028

Net (decrease) increase in cash	(1,625)	1,901	(46)
Cash at beginning of period	2,019	118	164

Cash at end of period	$394	$2,019	$118

Supplemental Non-Cash Financing Activity:
New financing lease liability during period (Note 6)	$1,005	$5,196	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,223	$3,985	$1,980
Income taxes paid	$5	$2	$7

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		other	Total
	shares	Common	paid-in	Retained	comprehensi	shareholders'
(dollars in thousands)	outstanding	stock	capital	earnings	income (loss)	equity

Balance at December 31, 2020	8,883,788	$9	$94,276	$131,440	$(45)	$225,680
Common stock issuance under
Employee Stock Purchase Plan	22,382	-	146	-	-	146
Share-based compensation	5,272	-	47	-	-	47
Net loss on derivative instruments	26,649	-	1,121	-	-	1,121
Treasury Stock retirement	-	-	-	-	85	85
Net loss	-	-	-	(758)	-	(758)
Balance at December 31, 2021	8,938,091	9	95,590	130,682	40	226,321

Common stock issuance under
Employee Stock Purchase Plan	19,915	-	123	-	-	123
Other Share-based plans	11,452	-	101	-	-	101
Share-based compensation	80,290	-	1,188	-	-	1,188
Net gain on derivative instruments	-	-	-	-	93	93
Net loss	-	-	-	(8,073)	-	(8,073)
Balance at December 31, 2022	9,049,748	9	97,002	122,609	133	219,753

Common stock issuance under
Employee Stock Purchase Plan	25,845	-	266	-	-	266
Other Share-based plans	3,250	-	33	-	-	33
Share-based compensation	106,464	-	1,336	-	-	1,336
Net loss on derivative instruments	-	-	-	-	(256)	(256)
Net income	-	-	-	4,910	-	4,910
Balance at December 31, 2023	9,185,307	$9	$98,637	$127,519	$(123)	$226,042

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Universal Stainless & Alloy Products, Inc. and its wholly owned subsidiaries and variable interest entities (collectively, “we,” “us,” “our,” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. We have no interests in any unconsolidated entity.

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

Concentration of Credit Risk. We limit our credit risk on accounts receivable by performing ongoing credit evaluations and, when necessary, require letters of credit, guarantees or cash collateral. Our largest customer accounted for approximately 31%, 21% and 19% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively, and 21%, 12% and 7% of our total accounts receivable balance at December 31, 2023, 2022 and 2021, respectively. Our second largest customer in each year accounted for approximately 14%, 18% and 10% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively, and 18%, 25% and 6% of our total accounts receivable balance at December 31, 2023, 2022 and 2021, respectively.

Accounts Receivable and Provision for Expected Credit Losses. Accounts receivable are presented net of the provision for expected credit losses on our consolidated balance sheets. We market our products to a diverse customer base, primarily throughout the United States. International sales approximated 5% of total net sales in 2023 and 2022 and 7% in 2021. The provision for expected credit losses includes specific reserves for the value of outstanding invoices issued to customers that are deemed potentially not collectible. Receivables are written-off when they are deemed uncollectible. There was no bad debt expense recorded for the years ended December 31, 2023, 2022 and 2021. Accounts receivable as of January 1, 2022 was approximately $21.2 million.

Inventories. Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method. Such costs include the acquisition cost for raw materials and operating supplies, direct labor and applied manufacturing overhead within the guidelines of normal plant capacity. We reserve for slow-moving inventory and inventory that is being evaluated under our quality control process. The reserves are based upon management’s expected method of disposition. The net change in inventory reserves for the year ended December 31, 2023 was a decrease of less than $0.1 million. The net change for the year ended December 31, 2022 was a decrease of $1.1 million, and the net change for the year ended  December 31, 2021 was an increase of $0.3 million.

Included in inventory are operating materials consisting of forge dies and production molds and rolls that are consumed over their useful lives. During the years ended December 31, 2023, 2022 and 2021, we amortized these operating materials in the amount of $1.7 million, $1.6 million, and $1.7 million, respectively. This expense is recorded as a component of cost of products sold on the consolidated statements of operations and included as a part of our total depreciation and amortization on the consolidated statements of cash flows.

We experienced low activity levels at our production facilities during 2021 primarily by the impacts of the COVID-19 pandemic. As a result, $6.1 million of fixed overhead costs were not absorbed into inventory and charged directly to expense during 2021.

Government Assistance. We received an award under the Aviation Manufacturing Jobs Program during 2022 totaling approximately $3.6 million. The entire amount of the award was earned during 2022 and recorded as a reduction to costs of goods sold in the consolidated statement of operations. Approximately $1.8 million of cash was received during 2022 and the remaining cash was received in 2023. Accordingly, a receivable of $1.8 million was recorded within Other current assets on the consolidated balance sheet at  December 31, 2022.

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

Major equipment maintenance costs are capitalized as incurred and included in other current assets and other long-term assets, as appropriate. These costs are amortized to cost of products sold within a 12 to 36 month period. Other maintenance costs are expensed as incurred. Costs of improvements and renewals are capitalized. Our maintenance expense for the years ended December 31, 2023, 2022 and 2021 was $23.5 million, 21.6 million and $16.7 million, respectively, which is included as a component of cost of products sold.

Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of buildings and land improvements are between 10 and 40 years, and the estimated useful lives of machinery and equipment are between five and 39 years. Our total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $17.3 million, $17.4 million and $17.3 million, respectively, of which $16.6 million, $16.8 million and $16.8 million, respectively, was included as a component of cost of products sold while the remainder was included in selling, general and administrative expense.

Long-Lived Asset Impairment. Long-lived assets, including property, plant and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than the book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment was recorded as of December 31, 2023, 2022 and 2021.

Deferred Financing Costs. Deferred financing costs are amortized up to the maturity date of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization for each of the years ended December 31, 2023, 2022 and 2021 was $0.2 million and is included as a component of interest expense and other financing costs on the consolidated statements of operations and included as part of total depreciation and amortization on the consolidated statements of cash flows. At December 31, 2023 and 2022, we had $1.1 million and $1.4 million, respectively, of unamortized deferred financing costs included on our consolidated balance sheets as a reduction of debt.

Revenue Recognition. The Company’s revenues are primarily composed of sales of products. Revenue from the sale of products is recognized when the Company satisfies its performance obligations under a contract by transferring control of the promised product to its customer (“point-in-time”). Sales of certain specified product grades and shapes, and sales from conversion services, are recognized over-time. These sales qualify for over-time revenue recognition as the Company does not produce an asset with alternative use when completing its performance obligations regarding these items and maintains an enforceable right to payment in the event of contract termination.

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

We evaluate the tax positions taken or expected to be taken in our tax returns. A tax position should only be recognized in the financial statements if we determine that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We believe there are no material uncertain tax positions at December 31, 2023, 2022 and 2021.

We recognize excess tax impacts upon the exercise of employee stock options within the consolidated statements of operations.

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

Financial Instruments. Financial instruments held by us include cash, accounts receivable, and accounts payable and current and long-term debt. The carrying value of cash, accounts receivable and accounts payable is representative of fair value because of the short maturity of these instruments. Refer to Note 8 for fair value disclosures of our financial instruments.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board added a new impairment model that is based on expected losses rather than incurred losses, known as the current expected credit loss model. Under the new guidance, an entity recognizes its estimate of expected credit losses applicable to trade receivables, other receivables, contract assets and most debt instruments. The model does not have a minimum threshold for recognition of impairment losses. The Company adopted this guidance as of January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require revenue to be recognized over time, in advance of shipment, due to there being no alternative use for these grades and shapes without significant economic loss, and the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The revenue is measured based on inputs expended in proportion to the total inputs the entity expects to expend to completely satisfy the performance obligation. The Company had revenue subject to over-time recognition of approximately $8.7 million and $5.3 million during the years ended  December 31, 2023 and 2022, respectively.

The timing of revenue recognition, customer billings, and cash collections resulted in contract assets related to services performed, not yet billed of $2.0 million and $1.6 million at December 31, 2023 and 2022, respectively. The Company recorded these contract assets within Accounts receivable in the Consolidated Balance Sheets at each date. We expect to satisfy all performance obligations related to revenue recognized in advance of shipment at  December 31, 2023 within the next 12 months.

The Company has elected the following practical expedients allowed under ASC Topic 606:

•	Shipping activities are not considered to be separate performance obligations.
•

Performance obligations are satisfied within one year from a given reporting date, and consequently we omit disclosure of the transaction price apportioned to remaining performance obligations on open orders.

The following summarizes our revenue by melt type:

	Twelve Months Ended
	December 31,
	2023	2022
Net sales:
Specialty alloys	$213,077	160,352
Premium alloys (A)	68,104	39,225
Conversion services and other sales	4,762	2,537

Total net sales	$285,943	$202,114

(A) Premium alloys represent all vacuum induction melted (VIM) products.

Note 3: Inventory

The major classes of inventory are as follows:

December 31,	2023	2022
(dollars in thousands)
Raw materials and starting stock	$15,124	$14,890
Semi-finished and finished steel products	117,039	129,534
Operating materials	15,967	13,220
Gross inventory	148,130	157,644
Inventory reserves	(3,430)	(3,451)
Total inventory	$144,700	$154,193

Note 4: Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2023	2022
(dollars in thousands)
Land and land improvements	$8,130	$8,090
Buildings	53,807	53,334
Machinery and equipment	325,023	315,165
Construction in progress	15,649	12,602
Gross property, plant and equipment	402,609	389,191
Accumulated depreciation	(242,973)	(225,701)
Property, plant and equipment, net	$159,636	$163,490

Note 5: Long-Term Debt

Long-term debt consists of the following:

December 31,	2023	2022
(dollars in thousands)
Term loan	$9,643	$11,786
Revolving credit facility	68,984	79,545
Sale and leaseback financing liability	1,539	1,804
Finance leases	6,508	6,663
	86,674	99,798
Less: current portion of long-term debt	(3,733)	(3,419)
Less: deferred financing costs	(1,095)	(1,364)

Long-term debt	$81,846	$95,015

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

The Company maintained compliance with all applicable covenants at December 31, 2023 and 2022.

The Facilities, which expire on March 17, 2026 (the “Expiration Date”), are collateralized by a first lien on substantially all the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

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

Amounts outstanding under the Facilities, at the Company’s option, will bear interest at either a base rate or a SOFR based rate, in either case calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for most of the debt outstanding under the Facilities during 2023. At December 31, 2023, the SOFR based rate was approximately 8.0% on our Revolving Credit Facility and 8.5% for the Term Loan.

At December 31, 2023 and 2022, we had net deferred financing costs related to the Credit Agreement of approximately $0.5 million and $0.7 million recorded to the consolidated balance sheet, respectively. We amortized $0.2 million of those costs during each of the years ended December 31, 2023 and 2022.

The aggregate annual principal payments due under our Credit Agreement at December 31, 2023, are as follows:

(dollars in thousands)
2024	$2,144
2025	2,144
2026	74,339
$78,627

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

Note 6: Leases

The Company periodically enters into leases in its normal course of business. At December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

The Company entered into four new finance lease agreements during 2023.

The Company entered into three new operating lease agreements and four new finance lease agreements during 2022. This includes the $5.2 million lease component of our new vacuum arc remelt ("VAR") expansion financing arrangement, but excludes the $1.8 million sale and leaseback component of that agreement. The $1.8 million is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under Accounting Standards Codification section 842. The $1.8 million is excluded from the tables below, the current portion of which is approximately $0.2 million. The total $7.0 million principal amount of that financing arrangement has a term of 72 months and an implicit interest rate of approximately 11.2%.

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

As of December 31, 2023, future minimum lease payments applicable to operating and finance leases were as follows:

	Operating	Financing
2024	$170	$1,953
2025	36	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,115
Total minimum lease payments	$229	$8,193
Less amounts representing interest	(5)	(1,685)
Present value of minimum lease payments	$224	$6,508
Less current obligations	(168)	(1,347)
Total long-term lease obligations, net	$56	$5,161
Weighted-average remaining lease term (years)	1.6	4.5

Right-of-use assets recorded to the consolidated balance sheet at December 31, 2023 were $0.2 million for operating leases and $6.5 million for finance leases. For the twelve months ended December 31, 2023, the amortization of finance lease assets was $0.5 million and was included in cost of products sold in the Consolidated Statements of Operations.

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

In connection with the financing transaction, the Company loaned $6.7 million aggregate principal amount (“Leverage Loan”) due in March 2048 to the Investment Fund. Additionally, PNC New Markets Investment Partners, LLC contributed $3.5 million to the Investment Fund, and as such, PNC New Markets Investment Partners, LLC is entitled to substantially all tax and other benefits derived from the NMTC. The Investment Fund then contributed the proceeds to a community development entity (“CDE”). The CDE then loaned the funds, on similar terms, as the Leverage Loan to Dunkirk Specialty Steel, LLC, a wholly owned subsidiary of the Company. The CDE loan proceeds are restricted for use on the mid-size bar cell capital project.

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

As of December 31, 2023 and 2022, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

The Company has determined that the Investment Fund and CDE are each a variable interest entity ("VIE"), and that it is the primary beneficiary of each VIE. This conclusion was reached based on the following:

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

Because the Company is the primary beneficiary of each VIE, these entities have been consolidated in the Company’s Consolidated Financial Statements.

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

The fair values of foreign currency forward contracts and our interest rate swap discussed in Note 9, Derivatives and Hedging, at December 31, 2023 and 2022 were determined using observable market swap rates (Level 2).

Note 9: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the US Dollar, the Company enters into foreign exchange forward contracts for a portion of these sales and has designated these contracts as cash flow hedges.

The notional value of these contracts was $4.8 million at December 31, 2023 and $4.3 million at December 31, 2022. The Company recorded an unrealized loss in accumulated other comprehensive income of $0.3 million at December 31, 2023 and an unrealized gain in accumulated other comprehensive income of less than $0.1 million at December 31, 2022 related to the contracts.

Additionally, the Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract was $16 million at its inception and reduces throughout the term. The notional amount was $10 million at December 31, 2022 and zero at December 31, 2023. The Company recorded a related unrealized gain in accumulated other comprehensive income of $0.1 million at December 31, 2022.

Note 10: Income Taxes

The income tax benefit attributable to continuing operations during the years ended December 31, 2023, 2022 and 2021 is as follows:

Components of the benefit from income taxes are as follows:

For the years ended December 31,	2023	2022	2021
(dollars in thousands)
Current provision (benefit)
Federal	$177	$(1)	$-
State	8	5	5
Deferred provision (benefit)
Federal	309	(2,566)	(3,376)
State	(96)	(62)	88
Provision (benefit) for income taxes	$398	$(2,624)	$(3,283)

The income tax benefit reconciled to taxes computed at the statutory federal rate is as follows:

For the years ended December 31,	2023	2022	2021
Tax at statutory tax rate	$1,113	$(2,246)	$(848)
State income taxes, net of federal tax benefit	(90)	(53)	(153)
Research and development tax credit	(869)	(557)	(814)
Valuation allowance	-	(19)	-
PPP loan forgiveness	-	-	(2,100)
Deferred tax adjustment for stock option forfeitures	-	-	371
Other adjustments to deferred taxes	315	213	230
Other	(71)	38	31
Provision (benefit) for income taxes	$398	$(2,624)	$(3,283)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations are as follows:

December 31,	2023	2022
(dollars in thousands)
Deferred tax assets:
Federal and state tax carryforwards	$9,257	$12,863
Inventory	1,611	960
Share-based compensation	1,720	1,592
Receivables	14	43
Accrued liabilities	762	147
Other	3,744	1,930
Total deferred tax assets	$17,108	$17,535
Deferred tax liabilities:
Property, plant and equipment	$15,834	$16,852
Other	1,276	540
Total deferred tax liabilities	$17,110	$17,392
Total deferred tax (liabilities) assets	$(2)	$143

We file a U.S. federal income tax return and various state income tax returns. For federal income tax purposes, we had $7.1 million and $25.8 million of net operating loss carryforwards at December 31, 2023 and 2022, respectively. The net operating loss carryforwards begin to expire in 2041. In addition, we have credit carryforwards associated with our research and development activities of $7.3 million and $7.0 million as of December 31, 2023 and 2022, respectively. The research and development credit carryforwards begin to expire in 2030.

We have state net operating loss carryforwards of $10.5 million at December 31, 2023 and $11.0 million at December 31, 2022, and the related valuation allowances were approximately $0.2 million at each date. We also have state credit carryforwards of $0.3 million at December 31, 2023 and $0.4 million at  December 31, 2022. The state net operating loss carryforwards begin to expire in 2031. The state credit carryforwards begin to expire in 2027.

We may be subject to routine audit by federal or state authorities. Our federal tax returns remain subject to examination by the IRS for tax years after 2019. We are subject to examination by most state tax jurisdictions for tax years after 2019.

Note 11: Net Income (Loss) Per Common Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2023, 2022 and 2021 is as follows:

For the years ended December 31,	2023	2022	2021
(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$4,910	$(8,073)	$(758)

Denominator:
Weighted average number of shares of common stock outstanding	9,086,004	8,972,468	8,907,908
Weighted average effect of dilutive share-based compensation	192,565	-	-
Diluted weighted average number of shares of common stock outstanding	9,278,569	8,972,468	8,907,908

Net income (loss) per common share:
Basic earnings per share	$0.54	$(0.90)	$(0.09)
Diluted earnings per share	$0.53	$(0.90)	$(0.09)

There were 399,050, 711,375 and 645,050 options to purchase shares of common stock, at an average price of $19.91, $18.25 and $21.00 for the years ended December 31, 2023, 2022 and 2021, respectively, that were not included in the computation of diluted net income (loss) per common share because their respective exercise prices were greater than the average market price of our common stock.

In addition, the calculation of diluted net loss per common share for the years ended December 31, 2022 and 2021, respectively, excluded 17,143 and 39,036 shares for the assumed exercise of stock options as a result of being in a net loss position.

Note 12: Share-Based Plans

At December 31, 2023, we had the following share-based compensation plans:

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

As of May 5, 2021, 400,000 additional shares were approved and authorized for issuance under the Amended and Restated 2017 Plan. As of May 4, 2022, 500,000 additional shares were approved and authorized for issuance under the Amended and Restated 2017 Plan. At December 31, 2023, there were 629,796 shares available for grant under the Amended and Restated 2017 Plan.

Omnibus Incentive Plan

We maintain the OIP which was approved by our stockholders in May 2012. The OIP permitted the issuance of stock options, restricted stock, restricted stock units and other share-based awards to non-employee directors, other than those directors owning more than 5% of our outstanding common stock, consultants, officers and other key employees who were expected to contribute to our future growth and success. With the adoption of the 2017 Plan, no shares of common stock were available for grant at December 31, 2023 under the OIP.

Stock Options

The price for options granted under the both the 2017 Plan and OIP is equal to the fair market value of the common stock at the date of grant. Options granted to non-employee directors vest over a three-year period, and options granted to employees' vest over a four-year period. All options under both the 2017 Plan and OIP will expire no later than ten years after the grant date. Forfeited options may be reissued and are included in the amount available for grants.

A summary of stock option activity as of and for the year ended December 31, 2023 is presented below:

	Non-vested stock		Stock options
	options outstanding		outstanding
		Weighted-		Weighted-	Weighted-
		average		average	average
	Number	grant-date	Number	exercise	contractual
	of shares	fair value	of shares	price	term (years)
Outstanding at December 31, 2022	141,209	$4.17	815,725	$16.78
Stock options exercised	-	-	(3,250)	8.48
Stock options vested	(73,021)	4.37	-	-
Stock options forfeited	-	-	(82,000)	32.87
Outstanding at December 31, 2023	68,188	$4.05	730,475	$16.78	4.3
Exercisable at December 31, 2023			659,112	$15.69	3.9

Shares issued in connection with stock option exercises are issued from available authorized shares. There were no stock option exercises during 2022 or 2021.

Based upon the closing stock price of $20.08 at December 31, 2023, the aggregate intrinsic value of outstanding stock options was $4.5 million, of which $3.7 million was related to options that were exercisable. Intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the options.

The total fair value of stock options awards vested during the years ended December 31, 2023, 2022 and 2021, respectively, was approximately $0.3 million, $0.2 million and $0.7 million. There were no stock options awarded during the year ended  December 31, 2023.

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

Share-based compensation expense related to stock options totaled $0.3 million for the year ended  December 31, 2023 and $0.5 million for the year ended  December 31, 2022. Share-based compensation expense is recognized ratably over the requisite service period for all stock option awards. Unrecognized share-based compensation expense related to non-vested stock option awards totaled $0.2 million at December 31, 2023, and the weighted-average period over which this unrecognized expense was expected to be recognized was 1.4 years.

The fair value of our stock options granted is estimated on the measurement date, which is the date of grant. We use the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding our expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $4.60 and $4.27, respectively.

The assumptions used to determine the fair value of stock options granted in 2021 and 2022 are detailed in the table below. There were no stock options granted in 2023.

	2022	2021
Risk-free interest rate	1.75%	0.89% to 1.40%
Dividend yield	0.0%	0.0%
Expected market price volatility	46.8%	47% to 52%
Weighted-average expected market price volatility	46.8%	49.0%
Expected term (years)	5.8	4.6 to 6.5

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended December 31, 2023 and 2022 is presented below:

		Weighted-average
	Number	grant-date
	of shares	fair value
Balance, December 31, 2021	332,211	$9.06
Restricted stock granted	37,720	8.12
Restricted stock vested	(80,290)	10.12
Restricted stock forfeited	(10,500)	9.35
Balance, December 31, 2022	279,141	$8.50
Restricted stock granted	117,680	9.57
Restricted stock vested	(95,544)	9.84
Restricted stock forfeited	(1,455)	8.09
Balance, December 31, 2023	299,822	$8.55

Share-based compensation expense related to restricted stock totaled $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the years ended December 31, 2023 and 2022, we granted 117,680 and 37,720 time-based restricted stock units, respectively, to certain employees and directors. The restricted stock units typically vest over four years for employees and three years for directors. The fair value of the non-vested time-based restricted common stock awards was calculated using the market value of the stock on the date of issuance.

As of December 31, 2023, total unrecognized compensation cost related to non-vested time-based restricted stock units was $1.9 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Employee Amended and Restated Stock Purchase Plan

Under the Amended and Restated 1996 Employee Stock Purchase Plan, as amended (the “Plan”), the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose as of January 1 and July 1 of each year to have up to 10% of their total earnings withheld to purchase up to 100 shares of our common stock each six-month period. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market prices. At December 31, 2023, we have issued 341,469 shares of common stock since the Plan’s inception.

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

We also participate in the Steelworkers Pension Trust (the “Trust”), a multi-employer defined-benefit pension plan that is open to all hourly and salary employees associated with the Bridgeville facility. We make periodic contributions to the Trust based on hours worked at a fixed rate for each hourly employee, as determined by the collective bargaining agreement, and a fixed monthly contribution on behalf of each salary employee. The trustees of the Trust have provided us with the latest data available for the Trust year ended December 31, 2023. As of that date, the Trust is not fully funded. We could be held liable to the Trust for our own obligations, as well as those of other employers, due to our participation in the Trust. Contribution rates could increase if the Trust is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of the Trust assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the Trust, we may be required to pay the Trust an amount based on the underfunded status of the Trust, referred to as a withdrawal liability.

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

	Trusts employer
	identification			Funding plan	Company contributions to the Trust
Pension	number /	PPA zone status		pending /	(dollars in thousands)			Surcharge
fund	plan number	2023	2022	implemented	2023	2022	2021	imposed
Trust	23-6648508 / 499	Green	Green	No	$876	$691	$647	No

The total expense of all retirement plans for the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $1.6 million and $1.5 million, respectively. The Company does not sponsor or participate in any other post-retirement benefit plans.

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

Our purchase obligations include the value of all open purchase orders with established quantities and purchase prices, as well as minimum purchase commitments, all made in the normal course of business. At December 31, 2023, our total purchase obligations were approximately $35.5 million, of which approximately $33.7 million will be due in 2024.

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

We evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses discussed below.

We also maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.  We conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses discussed below.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The Company identified material weaknesses related to the following:

●

Management did not design and maintain effective internal controls over certain business process cycles, including revenue and receivables, purchasing and payables, inventory, payroll, income taxes and financial reporting.

●	Management did not maintain adequate documentation of its review of management review controls and certain activity level controls across the Company's financial statement areas.

●	Management did not maintain adequate monitoring controls over certain components of internal control on a timely basis.

●

Management did not maintain effective information technology general controls over logical access and program change management for certain key information systems used in the financial reporting process.

EisnerAmper LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and issued an adverse opinion. EisnerAmper LLP’s report is included herein.

Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting

In order to address and resolve the identified deficiencies that aggregated to material weaknesses, management, with oversight from the Company’s Audit Committee, has begun to develop and implement a detailed plan for remediation, which will include:

●	Ensuring controls operate consistent with the design throughout all business cycles, and materiality thresholds are consistently documented and followed;

●	Enhancing the documentation of management’s review controls, monitoring controls, and applicable activity level controls relevant to all of the Company’s financial reporting processes;

●

Providing ongoing training for key personnel responsible for internal control over financial reporting while evaluating skill set gaps and hiring additional accounting and financial reporting personnel with relevant financial reporting and public company accounting experience to develop and implement additional procedures and controls; and

●	Enhancing and improving information technology general controls over logical access and program change management for the Company’s information systems used in the financial reporting process.

The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has begun to implement processes and procedures to address the material weakness noted above. However, none of these efforts have resulted in the remediation of any of the material weaknesses noted above as of December 31, 2023. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 other than the identification of material weaknesses and the remediation plan disclosed above that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors of the Company is set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be sent to stockholders in connection with our 2024 Annual Meeting of Stockholders, under the heading “Proposal No. 1—Election of Directors,” which information is incorporated by reference. With the exception of the information specifically incorporated herein by reference, our Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

In addition to the information set forth under the caption “Executive Officers” in Part I of this report, the information concerning our directors required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Nominees for Election as Directors” in our Proxy Statement, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2023 fiscal year. Information concerning the Audit Committee and its “audit committee financial expert” required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Committees of the Board of Directors” in the Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, to the extent required to be included therein, is incorporated and made a part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement. Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information:

Securities authorized for issuance under equity compensation plans at December 31, 2023 were as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by security holders	730,475	$16.78	688,327
Total	730,475	$16.78	688,327

(A) Includes 629,796 shares of common stock not issued under the Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan and 58,531 available under the 1996 Employee Stock Purchase Plan, as amended.

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

2) Consolidated Financial Statement Schedules

Disclosures required by this item are included in Item 8, “Financial Statements and Supplementary Data” and are incorporated herein by reference.

3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.2	Third Amended and Restated By-laws of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 16, 2022.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Universal Stainless & Alloy Products, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

4.1	Specimen Copy of Stock Certificate for shares of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.3	Tax Benefits Preservation Plan, date as of August 24, 2020, by and between Universal Stainless & Alloy Products, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2020.

10.1	Stockholders Agreement dated as of August 1, 1994, by and among the Company and its existing stockholders	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2	Omnibus Incentive Plan	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 25, 2012.*

10.3	Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.4	Employment Agreement dated August 5, 2015 between the Company and Graham McIntosh	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

10.6	Employment Agreement dated April 1, 2020, between the Company and John J. Arminas	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7	Form of notice of grant of restricted stock award.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10.8	Form of non-statutory stock option agreement.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10.9	Form of incentive stock option agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

EXHIBIT NUMBER	DESCRIPTION

10.10	Form of non-statutory stock option agreement for eligible directors.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.*

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

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

10.12	Universal Stainless & Alloy Products, Inc. Amended and Restated 1996 Employee Stock Purchase Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.13	Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.*

10.14	Form of Non-Employee Director Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.15	Form of Non-Employee Director RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.16	Form of Employee Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.17	Form of Employee RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

EXHIBIT NUMBER	DESCRIPTION

10.18	Form of Retention Stock Option Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.19	Form of Retention RSU Award Agreement (Universal Stainless & Alloy Products, Inc. 2017 Equity Incentive Plan)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.20	Amendment to the Employment Agreement dated April 21, 2008 between the Company and Christopher M. Zimmer	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.21	Employment Agreement dated April 15, 2019, between the Company and Wendel L. Crosby	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.22	Employment Agreement dated April 1, 2022, between the Company and Steven V. DiTommaso	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.23	Amendment to the Universal Stainless & Alloy Products, Inc. Amended and Restated 2017 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2022.*

10.24	Offer Letter, dated October 24, 2023, between Universal Stainless & Alloy Products, Inc. and Christopher M. Zimmer	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.*

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

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2022.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of EisnerAmper LLP	Filed herewith.

23.2	Consent of Schneider Downs & Co., Inc.	Filed herewith.

24.1	Powers of Attorney	Included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

97.1	Universal Stainless & Alloy Products, Inc. Incentive-Based Compensation Recover Policy	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in inline iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022 (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL).	Contained in Exhibit 101.

* - Reflects management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

By:	/s/ Christopher M. Zimmer
Christopher M. Zimmer
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

SIGNATURE	TITLE	DATE

/s/ Christopher M. Zimmer	President, Chief Executive Officer and	March 29, 2024
Christopher M. Zimmer	Director (Principal Executive Officer)

/s/ Steven V. DiTommaso	Vice President and Chief Financial Officer	March 29, 2024
Steven V. DiTommaso	(Principal Financial and Accounting Officer)

/s/ Dennis M. Oates	Director, Chairman of the Board	March 29, 2024
Dennis M. Oates

/s/ Christopher L. Ayers	Director	March 29, 2024
Christopher L. Ayers

/s/ Judith L. Bacchus	Director	March 29, 2024
Judith L. Bacchus

/s/ M. David Kornblatt	Director	March 29, 2024
M. David Kornblatt

/s/ Udi Toledano	Director	March 29, 2024
Udi Toledano