Form 10-Q
period 2024-03-31
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2024-05-01
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 29, 2024, there were 9,189,807 shares of the Registrant’s common stock outstanding.

i

true

Universal Stainless & Alloy Products, Inc.

Part I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Net sales	$77,637	$65,865
Cost of products sold	62,970	58,141

Gross margin	14,667	7,724
Selling, general and administrative expenses	7,409	6,275

Operating income	7,258	1,449
Interest expense and other financing costs	2,049	2,032
Other expense (income), net	14	(42)

Income (loss) before income taxes	5,195	(541)
Income taxes	1,058	(29)

Net income (loss)	$4,137	$(512)

Net income (loss) per common share - Basic	$0.45	$(0.06)

Net income (loss) per common share - Diluted	$0.43	$(0.06)

Weighted average shares of common stock outstanding
Basic	9,187,730	9,055,815
Diluted	9,636,144	9,055,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Net income (loss)	$4,137	$(512)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives	31	(146)
Comprehensive income (loss)	$4,168	$(658)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	March 31,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets:
Cash	$866	$394
Accounts receivable (less expected credit losses of $34 and $201 in each period, respectively)	41,653	39,034
Inventory	142,364	144,700
Other current assets	10,525	11,693

Total current assets	195,408	195,821

Property, plant and equipment, net	159,303	159,636
Other long-term assets	1,235	1,233

Total assets	$355,946	$356,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,707	$34,855
Accrued employment costs	8,113	6,492
Current portion of long-term debt	3,772	3,733
Other current liabilities	263	829

Total current liabilities	43,855	45,909

Long-term debt, net	77,471	81,846
Deferred income taxes	1,016	2
Other long-term liabilities, net	2,874	2,891

Total liabilities	125,216	130,648

Commitments and contingencies (Note 9)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,189,807 and 9,185,307 shares issued, respectively	9	9
Additional paid-in capital	99,157	98,637
Accumulated other comprehensive loss	(92)	(123)
Retained earnings	131,656	127,519

Total stockholders’ equity	230,730	226,042

Total liabilities and stockholders’ equity	$355,946	$356,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial statements

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Operating Activities:
Net income (loss)	$4,137	$(512)
Adjustments for non-cash items:
Depreciation and amortization	5,005	5,032
Deferred income tax	1,008	(68)
Share-based compensation expense	454	361
Changes in assets and liabilities:
Accounts receivable, net	(2,619)	(3,232)
Inventory, net	1,874	4,320
Accounts payable	(1,733)	(3,102)
Accrued employment costs	1,621	649
Other, net	523	57

Net cash provided by operating activities	10,270	3,505

Investing Activity:
Payments for property, plant and equipment	(5,462)	(4,499)

Net cash used in investing activity	(5,462)	(4,499)

Financing Activities:
Net repayment of borrowings under revolving credit facility	(3,484)	1,420
Issuance of common stock under share-based plans	66	-
Repayments of term loan facility and finance leases	(918)	(935)

Net cash (used in) provided by financing activities	(4,336)	485

Net increase (decrease) in cash	472	(509)
Cash at beginning of period	394	2,019

Cash at end of period	$866	$1,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other	Total
	shares	Common	paid-in	Retained	comprehensive	shareholders'
	outstanding	stock	capital	earnings	(loss) income	equity

For the three months ended March 31, 2024

Balance at December 31, 2023	9,185,307	$9	$98,637	$127,519	$(123)	$226,042
Common stock issuance under share-based plans	4,500	-	66	-	-	66
Share-based compensation	-	-	454	-	-	454
Other comprehensive (loss), net of tax	-	-	-	-	31	31
Net income	-	-	-	4,137	-	4,137
Balance at March 31, 2024	9,189,807	$9	$99,157	$131,656	$(92)	$230,730

For the three months ended March 31, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133	$219,753
Share-based compensation	10,920	-	361	-	-	361
Other comprehensive income, net of tax	-	-	-	-	(146)	(146)
Net loss	-	-	-	(512)	-	(512)
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)	$219,456

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

The accompanying unaudited condensed consolidated statements include the accounts of Universal Stainless & Alloy Products, Inc. and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. Although the  December 31, 2023 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, it does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our most recently audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present a fair presentation of the condensed consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future period. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. We also consolidate, regardless of our ownership percentage, variable interest entities (each a “VIE”) for which we are deemed to have a controlling financial interest. All intercompany transactions and balances have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE, and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 7, New Markets Tax Credit Financing Transaction, for a description of the VIEs included in our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our condensed consolidated financial statements.

Note 2: Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2024	2023

Numerator:
Net income (loss)	$4,137	$(512)

Denominator:
Weighted average number of shares of common stock outstanding	9,187,730	9,055,815
Weighted average effect of dilutive share-based compensation	448,414	-
Diluted weighted average number of shares of common stock outstanding	9,636,144	9,055,815

Net income (loss) per common share:
Net income (loss) per common share - Basic	$0.45	$(0.06)
Net income (loss) per common share - Diluted	$0.43	$(0.06)

The weighted average effect of dilutive share-based compensation was determined using the treasury stock method in all periods, and includes 225,580 shares for the effect of stock options outstanding and 222,834 shares for the effect of unvested restricted stock outstanding for the period ended March 31, 2024.

The calculation of diluted net loss per share for the three months ended March 31, 2023 excluded approximately 100,000 shares for the effect of unvested restricted stock outstanding and approximately 20,000 shares for the assumed exercise of stock options as a result of being in a net loss position.

We had options to purchase 163,100 and 694,875 shares of common stock outstanding at a weighted average price of $24.45 and $18.08 for the three months ended  March 31, 2024 and 2023, respectively, which were excluded from the computation of diluted net income (loss) per common share.  These options were excluded because their exercise prices were greater than the average market price of our common stock during the period.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require over-time revenue recognition, in advance of shipment, as there is no alternative use for the product without significant economic loss, and the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The revenue is measured based on inputs expended in proportion to the total inputs the entity expects to expend to completely satisfy the performance obligation.The Company had revenue subject to over-time recognition of $2.4 million and $1.8 million during the three months ending March 31, 2024 and 2023, respectively.

The timing of revenue recognition, customer billings, and cash collections resulted in contract assets related to services performed and not yet billed of $1.9 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively. The Company recorded these contract assets within Accounts Receivable in the Condensed Consolidated Balance Sheets at each date.

We expect to satisfy all performance obligations related to revenue recognized in advance of shipment at March 31, 2024 within the next 12 months.

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

The following summarizes our revenue by melt type:

	Three months ended March 31,
(in thousands)	2024	2023
Net sales:
Specialty alloys	$56,255	$47,549
Premium alloys (A)	20,093	17,656
Conversion services and other sales	1,289	660

Total net sales	$77,637	$65,865

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chromium, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the three months ended March 31, 2024 and 2023, we amortized these operating materials in the amount of$0.5 million and $0.4 million, respectively. This expense is recorded as a component of cost of products sold in the condensed consolidated statements of operations and included as a part of our total depreciation and amortization on the condensed consolidated statement of cash flows.

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

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023

Raw materials and starting stock	$15,670	$15,124
Semi-finished and finished steel products	113,537	117,039
Operating materials	16,687	15,967

Gross inventory	145,894	148,130
Inventory reserves	(3,530)	(3,430)

Total inventory	$142,364	$144,700

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the condensed consolidated balance sheets and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. For our finance leases, the assets are included in Property, plant and equipment, net on the condensed consolidated balance sheets and are depreciated over the respective lease terms which range from three to six years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt.

The Company did not enter into any new lease agreements in the first three months of 2024.  The Company entered into one new finance lease agreement in the first quarter of 2023.

As of  March 31, 2024, future minimum lease payments applicable to operating and finance leases were as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$119	$1,465
2025	36	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,114
Total minimum lease payments	178	7,704
Less amounts representing interest	(4)	(1,525)
Present value of minimum lease payments	174	6,179
Less current obligations	(135)	(1,439)
Total long-term lease obligations, net	$39	$4,740
Weighted-average remaining lease term (in years)	1.5	4.0

Right-of-use assets recorded to the condensed consolidated balance sheet at March 31, 2024, net of accumulated amortization, were $0.2 million for operating leases and $6.2 million for finance leases. For the three months ended March 31, 2024, the amortization of finance lease assets was $0.1 million and was included in cost of products sold in the condensed consolidated statements of operations. Right-of-use assets recorded to the condensed consolidated balance sheet at December 31, 2023, net of accumulated amortization, were $0.2 million for operating leases and $6.5 million for finance leases.

The unamortized portion of the $5.2 million lease component of our VAR expansion financing arrangement is included in the right-of-use asset total, while the sale and leaseback component of that agreement is excluded. The sale and leaseback component is accounted for as a loan secured by the related equipment, as it did not meet the criteria for sale accounting under ASC 842, Leases ("ASC 842"). This financing agreement was executed in December 2022 and had a $7.0 million total original principal amount, original term of 72 months, and implicit interest rate of approximately 11.2%. The weighted average interest rate on all our financing leases is approximately 10.0%.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023

Revolving credit facility	$65,500	$68,984
Term loan	9,107	9,643
Sale and leaseback financing liability	1,486	1,539
Finance leases	6,179	6,508

Total debt	82,272	86,674
Less: current portion of long-term debt	(3,772)	(3,733)
Less: deferred financing costs	(1,029)	(1,095)

Long-term debt, net	$77,471	$81,846

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

At March 31, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.5 million. For the three months ended March 31, 2024 and 2023, we amortized approximately $0.1 million of those deferred financing costs.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of March 31, 2024, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2024, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

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

As of March 31, 2024 and December 31, 2023, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

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

Because the Company is the primary beneficiary of each VIE, these entities have been included in the Company’s condensed consolidated financial statements.

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

The fair value of the Term Loan and Revolving Credit Facility at  March 31, 2024 and December 31, 2023 approximated the carrying amount as the interest rate is based upon observable market interest rates (Level 2). The fair values of foreign currency forward contracts and our interest rate swap discussed in Note 11, Derivatives and Hedging, at March 31, 2024 and December 31, 2023 were determined using observable market swap rates (Level 2).

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

For the three months ended March 31, 2024 and 2023, our estimated annual effective tax rates applied to ordinary income were 19.7% and 12.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the three months ended March 31, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.1 million of expense in each period. The ETR for each period was 20.4% and 5.3%, respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $4.8 million at both  March 31, 2024 and December 31, 2023.

The Company recorded an unrealized loss in accumulated other comprehensive income (loss) of approximately $0.1 million at both  March 31, 2024 and December 31, 2023 related to the contracts.

The Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract at its inception was $16 million and reduced throughout the term. The notional amount of the contract was $5 million during the first half of 2023 until it matured on June 30, 2023.

Note 12: Related Parties

None.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Reform Act of 1995, which involves risks and uncertainties. The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, our other filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.

Overview

We manufacture and market semi-finished and finished specialty steel products, including stainless steel, nickel alloys, tool steel and certain other alloyed steels. Our manufacturing process involves melting, remelting, heat treating, hot and cold rolling, forging, machining and cold drawing of semi-finished and finished specialty steels. Our products are sold to service centers, forgers, rerollers, and original equipment manufacturers. Our customers further process our products for use in a variety of industries, including the aerospace, energy, heavy equipment and general industrial markets. We also perform conversion services on material supplied by our customers.

Sales in the first quarter of 2024 were $77.6 million, which is the second highest total in company history, following its record $79.8 million reported in the fourth quarter of 2023, and 18% higher than the first quarter 2023 total of $65.9 million. Our largest end market, aerospace, totaled $60.2 million, or 77.5% of total sales. Aerospace and defense applications are driving high demand for the Company's premium alloys and finished bar products. Sales to the energy end market also increased sequentially, primarily from higher sales of products used in oil and gas exploration. Sales increased in all our end markets in the 2024 first quarter when compared with the same quarter last year, except for heavy equipment.

Total Company backlog at March 31, 2024, before surcharges applied at the time of shipment, was $325.1 million. This is an increase of $6.9 million compared to the end of 2023. We maintain a healthy level of order entry and a strong total backlog resulting from sustained high demand for our products.

Sales of premium alloy products, which we define as all vacuum induction melt products, totaled $20.1 million in the first quarter of 2024 compared to a record $21.1 million in the fourth quarter of 2023, and $17.7 million in the first quarter of 2023. We expect premium alloy sales to continue to grow in the foreseeable future.

Our gross margin for the first quarter of 2024 was $14.7 million, or 18.9% of net sales, an increase from 16.4% in the fourth quarter of 2023 and 11.7% in the first quarter of 2023. This reflects higher base prices, cost improvements, and better production efficiency, partly offset by negative surcharge and materials cost misalignment. The higher gross margin resulted in operating income of $7.3 million and net income of $4.1 million for the quarter, or $0.43 per diluted share.

Results of Operations

Three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	Three months ended March 31,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$77,637	100.0%	$65,865	100.0%	$11,772	17.9%
Cost of products sold	62,970	81.1	58,141	88.3	4,829	8.3

Gross margin	14,667	18.9	7,724	11.7	6,943	89.9
Selling, general and administrative expenses	7,409	9.5	6,275	9.5	1,134	18.1

Operating income	7,258	9.4	1,449	2.2	5,809	400.9
Interest expense	2,049	2.6	2,032	3.1	17	0.8
Other expense (income), net	14	-	(42)	(0.1)	56	NM

Income (loss) before income taxes	5,195	6.8	(541)	(0.8)	5,736	NM
Income taxes	1,058	1.4	(29)	-	1,087	NM

Net income (loss)	$4,137	5.4%	$(512)	(0.8)%	$4,649	NM

Market Segment Information

	Three months ended March 31,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$58,271	75.1%	$49,323	74.9%	$8,948	18.1%
Original equipment manufacturers	6,854	8.8	4,208	6.4	2,646	62.9
Rerollers	3,377	4.3	6,645	10.1	(3,268)	(49.2)
Forgers	7,846	10.1	5,029	7.6	2,817	56.0
Conversion services and other	1,289	1.7	660	1.0	629	95.3

Total net sales	$77,637	100.0%	$65,865	100.0%	$11,772	17.9%

Melt Type Information

	Three months ended March 31,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$56,255	72.4%	$47,549	72.2%	$8,706	18.3%
Premium alloys (A)	20,093	25.9	17,656	26.8	2,437	13.8
Conversion services and other	1,289	1.7	660	1.0	629	95.3

Total net sales	$77,637	100.0%	$65,865	100.0%	$11,772	17.9%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information

	Three months ended March 31,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$60,208	77.6%	$48,958	74.3%	$11,250	23.0%
Energy	6,013	7.7	5,838	8.9	175	3.0
Heavy equipment	5,848	7.5	6,931	10.5	(1,083)	(15.6)
General industrial, conversion services and other	5,568	7.2	4,138	6.3	1,430	34.6

Total net sales	$77,637	100.0%	$65,865	100.0%	$11,772	17.9%

Net sales:

Net sales for the three months ended March 31, 2024 increased $11.8 million, or 17.9%, compared to the same period in the prior year. This reflects higher base prices and a higher mis of finished bar products and premium products. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the three months ended March 31, 2024 was 18.9% compared to 11.7% for the same period in the prior year. The increase includes higher base selling prices and cost improvements, partly offset by negative misalignment between the surcharge component of our selling prices and our material costs.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $1.1 million for the three months ended March 31, 2024 compared to the same period in the prior year due to increases in insurance costs and employee-related costs.

Interest expense and other financing costs:

Interest expense totaled approximately $2.0 million in the first quarter of 2024 compared to $2.0 million in the first quarter of 2023.

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

For the three months ended March 31, 2024 and 2023, our estimated annual effective tax rates applied to ordinary income were 19.7% and 12.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the three months ended March 31, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.1 million of expense in each period. The ETR for each period was 20.4% and 5.3%, respectively.

Net income (loss):

For the three months ended March 31, 2024, the Company earned net income of $4.1 million, or $0.43 per diluted share, compared to a net loss of $0.5 million, or ($0.06) per diluted share, for the three months ended March 31, 2023.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At March 31, 2024, we maintained approximately $39.5 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by operating activities:

During the three months ended March 31, 2024, our operating activities generated $10.3 million of cash. This includes a use of $2.5 million to grow our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable. We generated $2.1 million from our other assets and liabilities.

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

Net cash used in investing activities:

During the three months ended March 31, 2024, we used $5.5 million of cash for capital expenditures, compared to $4.5 million for the same period in the prior year.

Net cash (used in) provided by financing activities:

We used $4.3 million of cash in financing activities for the three months ended March 31, 2024, primarily to make $3.5 million in net payments on our revolving credit facility and $0.9 million in payments on our term loan and finance leases.

Raw materials

The cost of raw materials represents approximately 40% to 45% of the cost of products sold in the first three months of 2024 and 2023. The major raw materials used in our operations include nickel, molybdenum, vanadium, chromium, iron and carbon scrap.  We maintain a sales price surcharge within our product pricing to mitigate the risk of substantial raw material cost fluctuations. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

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

At March 31, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.5 million. For the three months ended March 31, 2024 and 2023, we amortized approximately $0.1 million of those deferred financing costs.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of March 31, 2024, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the three months ended March 31, 2024, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

Leases

The Company periodically enters into leases in its normal course of business. At March 31, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the condensed consolidated balance sheets and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. For our finance leases, the assets are included in Property, plant and equipment, net on the condensed consolidated balance sheets and are depreciated over the respective lease terms which range from three to six years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt.

The Company entered into no new leases the first three months of 2024.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed its market risk and believes there are no significant changes from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as provided in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A. “Risk Factors.”

Item 4.         CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are not effective due to material weaknesses discussed in the Form 10-K as of December 31, 2023 filed in March 2024 . During the fiscal quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

There are no material changes from the legal proceedings disclosed in Item 3. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A.       RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially affect our business, financial conditions or future results. Those risk factors are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We believe that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; the Condensed Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2024

/s/ Christopher M. Zimmer
Christopher M. Zimmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)