Form 10-Q
period 2024-06-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2024-07-31
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 22, 2024, there were 9,237,953 shares of the Registrant’s common stock outstanding.

i

true

Universal Stainless & Alloy Products, Inc.

Part I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$82,759	$69,015	$160,396	$134,880
Cost of products sold	61,746	59,167	124,716	117,308

Gross margin	21,013	9,848	35,680	17,572
Selling, general and administrative expenses	8,164	6,755	15,573	13,030

Operating income	12,849	3,093	20,107	4,542
Interest expense and other financing costs	1,902	2,045	3,951	4,077
Other expense (income), net	22	5	36	(37)

Income before income taxes	10,925	1,043	16,120	502
Income taxes	2,060	148	3,118	119

Net income	$8,865	$895	$13,002	$383

Net income per common share - Basic	$0.96	$0.10	$1.41	$0.04

Net income per common share - Diluted	$0.90	$0.10	$1.33	$0.04

Weighted average shares of common stock outstanding
Basic	9,209,721	9,066,150	9,196,556	9,061,011
Diluted	9,843,471	9,272,660	9,754,741	9,210,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$8,865	$895	$13,002	$383
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives	16	(124)	47	(270)
Comprehensive income	$8,881	$771	$13,049	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	June 30,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets:
Cash	$1	$394
Accounts receivable (less expected credit losses of $34 in each period, respectively)	44,919	39,034
Inventory	149,093	144,700
Other current assets	13,316	11,693

Total current assets	207,329	195,821
Property, plant and equipment, net	158,882	159,636
Other long-term assets	1,825	1,233

Total assets	$368,036	$356,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,916	$34,855
Accrued employment costs	4,707	6,492
Current portion of long-term debt	3,810	3,733
Other current liabilities	2,096	829

Total current liabilities	47,529	45,909
Long-term debt, net	74,480	81,846
Deferred income taxes	2,675	2
Other long-term liabilities, net	2,867	2,891

Total liabilities	127,551	130,648

Commitments and contingencies (Note 9)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,237,953 and 9,185,307 shares issued, respectively	9	9
Additional paid-in capital	100,031	98,637
Accumulated other comprehensive loss	(76)	(123)
Retained earnings	140,521	127,519

Total stockholders’ equity	240,485	226,042

Total liabilities and stockholders’ equity	$368,036	$356,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial statements

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023

Operating Activities:
Net income	$13,002	$383
Adjustments for non-cash items:
Depreciation and amortization	10,180	9,643
Deferred income tax	2,667	(19)
Share-based compensation expense	974	672
Changes in assets and liabilities:
Accounts receivable, net	(5,885)	(335)
Inventory, net	(5,291)	1,716
Accounts payable	3,692	(1,633)
Accrued employment costs	(1,785)	819
Other, net	(21)	(69)

Net cash provided by operating activities	17,533	11,177

Investing Activity:
Payments for property, plant and equipment	(10,926)	(6,932)

Net cash used in investing activity	(10,926)	(6,932)

Financing Activities:
Net repayment of borrowings under revolving credit facility	(5,576)	(4,542)
Proceeds from stock issued under share-based plans	420	75
Repayments of term loan facility and finance leases	(1,844)	(1,753)

Net cash used in financing activities	(7,000)	(6,220)

Net decrease in cash	(393)	(1,975)
Cash at beginning of period	394	2,019

Cash at end of period	$1	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other	Total
	shares	Common	paid-in	Retained	comprehensive	shareholders'
	outstanding	stock	capital	earnings	(loss) income	equity

For the six months ended June 30, 2024

Balance at December 31, 2023	9,185,307	$9	$98,637	$127,519	$(123)	$226,042
Exercise of stock options	4,500	-	66	-	-	66
Share-based compensation	-	-	454	-	-	454
Other comprehensive income, net of tax	-	-	-	-	31	31
Net income	-	-	-	4,137	-	4,137
Balance at March 31, 2024	9,189,807	$9	$99,157	$131,656	$(92)	$230,730

Employee Stock Purchase Plan	15,572	-	255	-	-	$255
Exercise of stock options	10,677	-	99	-	-	99
Share-based compensation	21,897	-	520	-	-	520
Other comprehensive income, net of tax	-	-	-	-	16	16
Net income	-	-	-	8,865	-	8,865
Balance at June 30, 2024	9,237,953	$9	$100,031	$140,521	$(76)	$240,485

For the six months ended June 30, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133	$219,753
Share-based compensation	10,920	-	361	-	-	361
Other comprehensive (loss), net of tax	-	-	-	-	(146)	(146)
Net loss	-	-	-	(512)	-	(512)
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)	$219,456

Employee Stock Purchase Plan	10,280	-	64	-	-	$64
Exercise of stock options	1,250	-	11	-	-	11
Share-based compensation	15,172	-	311	-	-	311
Other comprehensive (loss), net of tax	-	-	-	-	(124)	(124)
Net income	-	-	-	895	-	895
Balance at June 30, 2023	9,087,370	$9	$97,749	$122,992	$(137)	$220,613

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is a VIE and if we are deemed to be a primary beneficiary. As a part of our evaluation, we are required to qualitatively assess if we are the primary beneficiary of the VIE based on whether we hold the power to direct those matters that most significantly impacted the activities of the VIE and the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant. Refer to Note 7, New Markets Tax Credit Financing Transaction, for a description of the VIEs included in our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our condensed consolidated financial statements.

Note 2: Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$8,865	$895	$13,002	$383

Denominator:
Weighted average number of shares of common stock outstanding	9,209,721	9,066,150	9,196,556	9,061,011
Weighted average effect of dilutive share-based compensation	633,750	206,510	558,185	149,830
Diluted weighted average number of shares of common stock outstanding	9,843,471	9,272,660	9,754,741	9,210,841

Net income per common share:
Net income per common share - Basic	$0.96	$0.10	$1.41	$0.04
Net income per common share - Diluted	$0.90	$0.10	$1.33	$0.04

The weighted average effect of dilutive share-based compensation was determined using the treasury stock method in all periods, and includes 349,670 shares for the effect of stock options outstanding and 284,080 shares for the effect of unvested restricted stock outstanding for the three month period ended June 30, 2024.  For the six month period ended  June 30, 2024, the calculation includes 292,918 shares for the effect of stock options outstanding and 265,267 shares for the effect of unvested restricted stock outstanding.

There were options to purchase 15,000 and 560,650 shares of common stock outstanding at a weighted average price of $31.27 and $19.74 for the three months ended  June 30, 2024 and 2023, respectively, which were excluded from the computation of diluted net income per common share. There were options to purchase 72,500 and 577,150 shares of common stock outstanding at a weighted average price of $27.15 and $19.49 for the six months ended June 30, 2024 and 2023, respectively, which were also excluded from the computation of diluted net income per common share. These options were excluded because their exercise prices were greater than the average market price of our common stock during each period.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require over-time revenue recognition, in advance of shipment, as there is no alternative use for the product without significant economic loss, and the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The revenue is measured based on inputs expended in proportion to the total inputs the entity expects to expend to completely satisfy the performance obligation. The Company had revenue subject to over-time recognition of $4.2 million and $4.0 million during the six months ended  June 30, 2024 and 2023, respectively, and $1.8 million and $2.2 million during the three months ended June 30, 2024 and 2023, respectively.

The timing of revenue recognition, customer billings, and cash collections resulted in contract assets related to services performed and not yet billed of $2.4 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively. The Company recorded these contract assets within Accounts Receivable in the Condensed Consolidated Balance Sheets at each date.

We expect to satisfy all performance obligations related to revenue recognized in advance of shipment at June 30, 2024 within the next 12 months.

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

The following summarizes our revenue by melt type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales:
Specialty alloys	$61,583	$54,947	$117,838	$102,496
Premium alloys (A)	20,715	12,866	40,808	30,522
Conversion services and other sales	461	1,202	1,750	1,862

Total net sales	$82,759	$69,015	$160,396	$134,880

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory is primarily comprised of ferrous and non-ferrous scrap metal and alloys such as nickel, chromium, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products waiting to be shipped to our customers.

Operating materials are primarily comprised of forge dies and production molds and rolls that are consumed over their useful lives. During the six months ended June 30, 2024 and 2023, we amortized these operating materials in the amount of $0.9 million and $0.9 million, respectively, and during the three months ended June 30, 2024 and 2023, $0.4 million and $0.5 million, respectively.  This expense is recorded as a component of cost of products sold in the condensed consolidated statements of operations and included as a part of our total depreciation and amortization on the condensed consolidated statement of cash flows.

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

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023

Raw materials and starting stock	$18,845	$15,124
Semi-finished and finished steel products	114,963	117,039
Operating materials	18,747	15,967

Gross inventory	152,555	148,130
Inventory reserves	(3,462)	(3,430)

Total inventory	$149,093	$144,700

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company did not enter into any new lease agreements in the first six months of 2024.  The Company entered into one new finance lease agreement in the first quarter of 2023.

As of  June 30, 2024, future minimum lease payments applicable to operating and finance leases were as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$73	$977
2025	36	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,114
Total minimum lease payments	132	7,216
Less amounts representing interest	(3)	(1,368)
Present value of minimum lease payments	129	5,848
Less current obligations	(96)	(1,403)
Total long-term lease obligations, net	$33	$4,445
Weighted-average remaining lease term (in years)	1.4	3.7

Right-of-use assets recorded to the condensed consolidated balance sheet at June 30, 2024, net of accumulated amortization, were $0.1 million for operating leases and $5.8 million for finance leases. For the six months ended June 30, 2024, the amortization of finance lease assets was $0.4 million and was included in cost of products sold in the condensed consolidated statements of operations.  For the three months ended June 30, 2024, the amortization of finance lease assets was $0.2 million and was included in cost of products sold in the condensed consolidated statements of operations.  Right-of-use assets recorded to the condensed consolidated balance sheet at December 31, 2023, net of accumulated amortization, were $0.2 million for operating leases and $6.5 million for finance leases.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023

Revolving credit facility	$63,408	$68,984
Term loan	8,572	9,643
Sale and leaseback financing liability	1,426	1,539
Finance leases	5,848	6,508

Total debt	79,254	86,674
Less: current portion of long-term debt	(3,810)	(3,733)
Less: deferred financing costs	(964)	(1,095)

Long-term debt, net	$74,480	$81,846

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).  At June 30, 2024, we maintained approximately, $41.6 million of remaining availability under the Revolving Credit Facility.

At June 30, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.4 million. For the six months ended June 30, 2024 and 2023, we amortized approximately $0.1 million of deferred financing costs, and for the three months ended June 30, 2024 and 2023, we amortized approximately $0.1 million and $0.1 million, respectively.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of June 30, 2024, we are in compliance with all applicable financial covenants.

The Facilities, which expire on March 17, 2026 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. The Company must maintain undrawn availability under the Credit Agreement of at least $11.0 million until it maintains a fixed charge coverage ratio ("FCCR") of not less than 1.1 to 1.0 measured on a rolling two-quarter basis, calculated in accordance with the terms of the Credit Agreement. The Company achieved its second consecutive quarter of its FCCR greater than 1.1 for the period December 31, 2023 and has since maintained the ratio above the required level.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2024, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

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

As of June 30, 2024 and December 31, 2023, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC.

This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase PNC New Markets Investment Partners, LLC’s interest in the Investment Fund. The Company believes that PNC New Markets Investment Partners, LLC will exercise the put option in the second half of 2024, resulting in a gain of $2.8 million at that time. The value attributed to the put/call is negligible.

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

The fair value of the Term Loan and Revolving Credit Facility at  June 30, 2024 and December 31, 2023 approximated the carrying amount as the interest rate is based upon observable market interest rates (Level 2). The fair values of foreign currency forward contracts and our interest rate swap discussed in Note 11, Derivatives and Hedging, at June 30, 2024 and December 31, 2023 were determined using observable market swap rates (Level 2).

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

For the six months ended June 30, 2024 and 2023, our estimated annual effective tax rates applied to ordinary income were 20.0% and 10.4%, respectively. In all periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the six months ended June 30, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.1 million of a benefit and $0.1 million of expense, respectively. The ETR for each period was 19.3% and 23.7%, respectively.  Discrete items during the three months ended June 30, 2024 and 2023 were not significant and the ETR for each period was 18.9% and 14.2% respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $4.0 million and $4.8 million at June 30, 2024 and December 31, 2023, respectively.

The Company recorded an unrealized loss in accumulated other comprehensive income (loss) of approximately $0.1 million at both  June 30, 2024 and December 31, 2023 related to the contracts.

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

Sales in the second quarter of 2024 were $82.8 million, which is the highest total in company history, surpassing its record $79.8 million reported in the fourth quarter of 2023, and 20% higher than the second quarter 2023 total of $69.0 million. Our largest end market, aerospace, totaled $68.6 million, or 82.9% of total sales. Aerospace and defense applications are driving high demand for the Company's premium alloys and finished bar products.

Total Company backlog at June 30, 2024, before surcharges applied at the time of shipment, was $296.5 million. We maintain a healthy level of order entry and a strong total backlog resulting from sustained high demand for our products.

Sales of premium alloy products, which we define as all vacuum induction melt products, totaled $20.7 million in the second quarter of 2024 compared to a record $21.1 million in the fourth quarter of 2023, and $12.9 million in the second quarter of 2023. We expect premium alloy sales to continue to grow in the foreseeable future.

Our gross margin for the second quarter of 2024 established a new company record at $21.0 million, or 25.4% of net sales, an increase from 18.9% in the first quarter of 2023 and 14.3% in the second quarter of 2023. Our gross margin expansion reflects the impact of our cost improvement initiatives, higher base prices, and higher mix of aerospace market sales. The record gross margin drove higher operating income of $12.8 million and net income of $8.9 million for the quarter, or $0.90 per diluted share.

Results of Operations

Three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

	Three months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$82,759	100.0%	$69,015	100.0%	$13,744	19.9%
Cost of products sold	61,746	74.6	59,167	85.7	2,579	4.4

Gross margin	21,013	25.4	9,848	14.3	11,165	113.4
Selling, general and administrative expenses	8,164	9.9	6,755	9.8	1,409	20.9

Operating income	12,849	15.5	3,093	4.5	9,756	315.4
Interest expense	1,902	2.3	2,045	3.0	(143)	(7.0)
Other expense (income), net	22	-	5	-	17	340.0

Income before income taxes	10,925	13.2	1,043	1.5	9,882	NM
Income taxes	2,060	2.5	148	0.2	1,912	NM

Net income	$8,865	10.7%	$895	1.3%	$7,970	NM

Tons shipped	7,505		8,186		(681)	(8.3)

Market Segment Information
	Three months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$61,589	74.3%	$53,837	78.1%	$7,752	14.4%
Original equipment manufacturers	6,778	8.2	3,868	5.6	2,910	75.2
Rerollers	2,866	3.5	3,682	5.3	(816)	(22.2)
Forgers	11,065	13.4	6,426	9.3	4,639	72.2
Conversion services and other	461	0.6	1,202	1.7	(741)	(61.6)
Total net sales	$82,759	100.0%	$69,015	100.0%	$13,744	19.9%

Melt Type Information
	Three months ended June 30,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$61,583	74.4%	$54,947	79.7%	$6,636	12.1%
Premium alloys (A)	20,715	25.0	12,866	18.6	7,849	61.0
Conversion services and other	461	0.6	1,202	1.7	(741)	(61.6)
Total net sales	$82,759	100.0%	$69,015	100.0%	$13,744	19.9%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended June 30,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$68,628	82.9%	$51,262	74.3%	$17,366	33.9%
Energy	5,143	6.2	4,384	6.4	759	17.3
Heavy equipment	5,202	6.3	8,928	12.9	(3,726)	(41.7)
General industrial, conversion services and other	3,786	4.6	4,441	6.4	(655)	(14.7)
Total net sales	$82,759	100.0%	$69,015	100.0%	$13,744	19.9%

Net sales:

Net sales for the three months ended June 30, 2024 increased $13.7 million, or 19.9%, compared to the same period in the prior year. This reflects higher base prices and a higher mix of finished bar, premium, and aerospace products. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the three months ended June 30, 2024 was 25.4% compared to 14.3% for the same period in the prior year. The increase includes higher base selling prices and cost improvements.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $1.4 million for the three months ended June 30, 2024 compared to the same period in the prior year due to increases in insurance costs and employee-related costs.

Interest expense and other financing costs:

Interest expense totaled approximately $1.9 million in the second quarter of 2024 compared to $2.0 million in the second quarter of 2023.

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

For the three months ended June 30, 2024 and 2023 , our estimated annual effective tax rates applied to ordinary income were 20.0% and 10.4%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. Discrete items were related to share-based compensation items and the ETR for each period was 18.9% and 14.2%, respectively.

Net income:

For the three months ended June 30, 2024, the Company earned net income of $8.9 million, or $0.90 per diluted share, compared to a net income of $0.9 million, or $0.10 per diluted share, for the three months ended June 30, 2023.

Six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

	Six months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$160,396	100.0%	$134,880	100.0%	25,516	18.9%
Cost of products sold	124,716	77.8	117,308	87.0	7,408	6.3

Gross margin	35,680	22.2	17,572	13.0	18,108	103.1
Selling, general and administrative expenses	15,573	9.7	13,030	9.7	2,543	19.5

Operating income	20,107	12.5	4,542	3.4	15,565	342.7
Interest expense	3,951	2.5	4,077	3.0	(126)	(3.1)
Other income, net	36	-	(37)	-	73	(197.3)

Income before income taxes	16,120	10.0	502	0.4	15,618	NM
Income taxes	3,118	1.9	119	0.1	2,999	NM

Net income	$13,002	8.1%	$383	0.3%	$12,619	NM

Tons shipped	15,024		15,689		(665)	(4.2)

Market Segment Information
	Six months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$119,860	74.7%	$103,160	76.4%	$16,700	16.2%
Original equipment manufacturers	13,632	8.5	8,076	6.0	5,556	68.8
Rerollers	6,243	3.9	10,327	7.7	(4,084)	(39.5)
Forgers	18,911	11.8	11,455	8.5	7,456	65.1
Conversion services and other sales	1,750	1.1	1,862	1.4	(112)	(6.0)
Total net sales	$160,396	100.0%	$134,880	100.0%	$25,516	18.9%

Melt Type Information
	Six months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$117,838	73.5%	$102,496	76.0%	$15,342	15.0%
Premium alloys (A)	40,808	25.4	30,522	22.6	10,286	33.7
Conversion services and other sales	1,750	1.1	1,862	1.4	(112)	(6.0)
Total net sales	$160,396	100.0%	$134,880	100.0%	$25,516	18.9%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Six months ended June 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$128,836	80.3%	$100,220	74.2%	$28,616	28.6%
Energy	11,156	7.0	10,222	7.6	934	9.1
Heavy equipment	11,050	6.9	15,859	11.8	(4,809)	(30.3)
General industrial, conversion services and other sales	9,354	5.8	8,579	6.4	775	9.0
Total net sales	$160,396	100.0%	$134,880	100.0%	$25,516	18.9%

Net sales:

Net sales for the six months ended June 30, 2024 increased $25.5 million, or 18.9%, compared to the same period in the prior year. This reflects higher base prices and a higher mix of finished bar, aerospace and premium products. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the six months ended June 30, 2024 was 22.2% compared to 13.0% for the same period in the prior year. The increase includes higher base selling prices and cost improvements.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $2.5 million for the six months ended June 30, 2024 compared to the same period in the prior year due to increases in insurance costs and employee-related costs. SG&A expenses were 9.7% of net sales in each period.

Interest expense and other financing costs:

Interest expense totaled approximately $4.0 million in the first six months of 2024 compared to $4.1 million in the first six months of 2023.

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

For the six months ended June 30, 2024 and 2023 , our estimated annual effective tax rates applied to ordinary income were 20.0% and 10.4%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the six months ended June 30, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.1 million of a benefit and $0.1 million of expense, respectively. The ETR for each period was 19.3% and 23.7%, respectively.

Net income:

For the six months ended June 30, 2024, the Company earned net income of $13.0 million, or $1.33 per diluted share, compared to a net income of $0.4 million, or $0.04 per diluted share, for the six months ended June 30, 2023.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At June 30, 2024, we maintained approximately $41.6 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by operating activities:

During the six months ended June 30, 2024, our operating activities generated $17.5 million of cash. Our net income, after adjustments for non-cash expenses, generated $26.8 million. This includes a use of $7.5 million to grow our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable. We used $1.8 million from our other assets and liabilities.

During the six months ended June 30, 2023, our operating activities generated $11.2 million of cash. Our net income, after adjustments for non-cash expenses, generated $10.7 million. We used $0.3 million on our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, and generated $0.8 million from our other assets and liabilities.

Net cash used in investing activities:

During the six months ended June 30, 2024, we used $10.9 million of cash for capital expenditures, compared to $6.9 million for the same period in the prior year.

Net cash (used in) financing activities:

We used $7.0 million of cash in financing activities for the six months ended June 30, 2024, primarily to make $5.6 million in net payments on our revolving credit facility and $1.8 million in payments on our term loan and finance leases.

Raw materials

The cost of raw materials represents approximately 40% to 45% of the cost of products sold in the first six months of 2024 and 2023. The major raw materials used in our operations include nickel, molybdenum, vanadium, chromium, iron and carbon scrap.  We maintain a sales price surcharge within our product pricing to mitigate the risk of substantial raw material cost fluctuations. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Leases

The Company periodically enters into leases in its normal course of business. At June 30, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company did not enter into any new leases during the six months ended June 30, 2024.

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

At June 30, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.4 million. For the six months ended June 30, 2024 and 2023, we amortized approximately $0.1 million of those deferred financing costs.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of June 30, 2024, we are in compliance with all applicable financial covenants.

The Facilities, which expire on March 17, 2026 (the ‘Expiration Date”), are collateralized by a first lien on substantially all of the assets of the Company and its subsidiaries, except that no real property is collateral under the Facilities other than Company’s real property in North Jackson, Ohio.

Availability under the Credit Agreement is based on eligible accounts receivable and inventory. The Company must maintain undrawn availability under the Credit Agreement of at least $11.0 million until it maintains a fixed charge coverage ratio ("FCCR") of not less than 1.1 to 1.0 measured on a rolling two-quarter basis, calculated in accordance with the terms of the Credit Agreement. The Company achieved its second consecutive quarter of its FCCR greater than 1.1 for the period December 31, 2023 and has since maintained the ratio above the required level.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the six months ended June 30, 2024, which approximated 7.9% for commitments under our Revolving Credit Facility and 8.4% for the Term Loan.

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

Item 4.         CONTROLS AND PROCEDURES

The Company’s management, including the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that, as of the end of the fiscal period covered by this quarterly report, the Company’s disclosure controls and procedures are not effective due to material weaknesses discussed in the Form 10-K as of December 31, 2023 filed in March 2024.

Our management has taken actions to remediate the material weaknesses in internal control over financial reporting, which include but are not limited to:

-  Enhancement of its risk assessment and scoping process;

-  Expansion of the internal audit team and scope of services;

-  Enhancement of the design and operation of internal control procedures;

-  Expanded documentation and evidence retention during its financial reviews;

-  Additional training to ensure a clear understanding of risk assessment, control execution, and monitoring activities throughout the organization; and

-  Continuing to expand the available resources at the Company with experience designing and implementing control activities.

We are committed to these enhancements, and believe they will ultimately remediate the material weaknesses; however, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process may require additional resources and will require time to fully implement and execute.

During the fiscal quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; the Condensed Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2024

/s/ Christopher M. Zimmer
Christopher M. Zimmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)