Form 10-Q
period 2024-09-30
UNIVERSAL STAINLESS & ALLOY PRODUCTS INC
filed 2024-10-30
CIK 931584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 21, 2024, there were 9,310,069 shares of the Registrant’s common stock outstanding.

i

true

Universal Stainless & Alloy Products, Inc.

Part I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$87,250	$71,283	$247,646	$206,163
Cost of products sold	65,258	60,424	189,974	177,732

Gross margin	21,992	10,859	57,672	28,431
Selling, general and administrative expenses	8,967	6,449	24,540	19,479

Operating income	13,025	4,410	33,132	8,952
Interest expense and other financing costs	1,789	2,138	5,740	6,215
Other (income) expense, net	(2,242)	42	(2,206)	5

Income before income taxes	13,478	2,230	29,598	2,732
Income taxes	2,426	300	5,544	419

Net income	$11,052	$1,930	$24,054	$2,313

Net income per common share - Basic	$1.19	$0.21	$2.61	$0.26

Net income per common share - Diluted	$1.11	$0.20	$2.45	$0.25

Weighted average shares of common stock outstanding
Basic	9,269,811	9,087,465	9,224,176	9,069,926
Diluted	9,942,602	9,427,509	9,808,426	9,290,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$11,052	$1,930	$24,054	$2,313
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives	(109)	109	(62)	(161)
Comprehensive income	$10,943	$2,039	$23,992	$2,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Information)

	September 30,	December 31,
	2024	2023
	(Unaudited)	*
ASSETS
Current assets:
Cash	$1	$394
Accounts receivable (less expected credit losses of $34 as of the end of the period)	53,301	39,034
Inventory	146,929	144,700
Other current assets	11,893	11,693

Total current assets	212,124	195,821
Property, plant and equipment, net	157,548	159,636
Other long-term assets	1,836	1,233

Total assets	$371,508	$356,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,038	$34,855
Accrued employment costs	7,863	6,492
Current portion of long-term debt	3,795	3,733
Other current liabilities	1,755	829

Total current liabilities	48,451	45,909
Long-term debt, net	65,467	81,846
Deferred income taxes	4,309	2
Other long-term liabilities, net	28	2,891

Total liabilities	118,255	130,648

Commitments and contingencies (Note 9)

Stockholders’ equity:
Senior preferred stock, par value $0.001 per share; 1,980,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 9,307,550 and 9,185,307 shares issued, respectively	9	9
Additional paid-in capital	101,856	98,637
Accumulated other comprehensive loss	(185)	(123)
Retained earnings	151,573	127,519

Total stockholders’ equity	253,253	226,042

Total liabilities and stockholders’ equity	$371,508	$356,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial statements

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023

Operating Activities:
Net income	$24,054	$2,313
Adjustments for non-cash items:
Depreciation and amortization	15,445	14,331
New Markets Tax Credit gain, net	(2,292)	-
Deferred income tax	4,331	564
Share-based compensation expense	1,551	1,008
Changes in assets and liabilities:
Accounts receivable, net	(14,267)	(6,024)
Inventory, net	(3,673)	2,159
Accounts payable	1,906	(743)
Accrued employment costs	1,371	2,329
Other, net	979	1,909

Net cash provided by operating activities	29,405	17,846

Investing Activity:
Payments for property, plant and equipment	(14,410)	(9,656)

Net cash used in investing activity	(14,410)	(9,656)

Financing Activities:
Net repayment of borrowings under revolving credit facility	(14,275)	(7,454)
Proceeds from stock issued under share-based plans	1,668	82
Repayments of term loan facility and finance leases	(2,781)	(2,660)

Net cash used in financing activities	(15,388)	(10,032)

Net decrease in cash	(393)	(1,842)
Cash at beginning of period	394	2,019

Cash at end of period	$1	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL STAINLESS & ALLOY PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

					Accumulated
	Common		Additional		other	Total
	shares	Common	paid-in	Retained	comprehensive	shareholders'
	outstanding	stock	capital	earnings	(loss) income	equity

For the nine months ended September 30, 2024

Balance at December 31, 2023	9,185,307	$9	$98,637	$127,519	$(123)	$226,042
Exercise of stock options	4,500	-	66	-	-	66
Share-based compensation	-	-	454	-	-	454
Other comprehensive income, net of tax	-	-	-	-	31	31
Net income	-	-	-	4,137	-	4,137
Balance at March 31, 2024	9,189,807	$9	$99,157	$131,656	$(92)	$230,730
Employee Stock Purchase Plan	15,572	-	255	-	-	255
Exercise of stock options	10,677	-	99	-	-	99
Share-based compensation	21,897	-	520	-	-	520
Other comprehensive income, net of tax	-	-	-	-	16	16
Net income	-	-	-	8,865	-	8,865
Balance at June 30, 2024	9,237,953	$9	$100,031	$140,521	$(76)	$240,485
Exercise of stock options	69,597	-	1,248	-	-	1,248
Share-based compensation	-	-	577	-	-	577
Other comprehensive loss, net of tax	-	-	-	-	(109)	(109)
Net income	-	-	-	11,052	-	11,052
Balance at September 30, 2024	9,307,550	$9	$101,856	$151,573	$(185)	$253,253

For the nine months ended September 30, 2023

Balance at December 31, 2022	9,049,748	$9	$97,002	$122,609	$133	$219,753
Share-based compensation	10,920	-	361	-	-	361
Other comprehensive loss, net of tax	-	-	-	-	(146)	(146)
Net loss	-	-	-	(512)	-	(512)
Balance at March 31, 2023	9,060,668	$9	$97,363	$122,097	$(13)	$219,456
Employee Stock Purchase Plan	10,280	-	64	-	-	64
Exercise of stock options	1,250	-	11	-	-	11
Share-based compensation	15,172	-	311	-	-	311
Other comprehensive loss, net of tax	-	-	-	-	(124)	(124)
Net income	-	-	-	895	-	895
Balance at June 30, 2023	9,087,370	$9	$97,749	$122,992	$(137)	$220,613
Exercise of stock options	875	-	7	-	-	7
Share-based compensation	-	-	336	-	-	336
Other comprehensive income, net of tax	-	-	-	-	109	109
Net income	-	-	-	1,930	-	1,930
Balance at September 30, 2023	9,088,245	$9	$98,092	$124,922	$(28)	$222,995

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

On October 17, 2024 the Company announced that it entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") and Guarantee by Aperam S.A. in favor of Universal (the "Guarantee Agreement"), pursuant to which the Company will be acquired by Aperam S.A., a leader in stainless steel, specialty steel solutions and recycling headquartered in Luxembourg.  This transaction was unanimously approved by the boards of directors of both companies and is expected to close in the first quarter of 2025, subject to satisfaction of customary closing conditions, including receipt of regulatory approval and adoption of the Merger Agreement by a majority of all outstanding share of Universal common stock held by Universal stockholders at a Special Meeting to be scheduled in due course.  Costs incurred related to the transaction were expensed as incurred, and the Consolidated Statement of Operations for the three months ended September 30, 2024 included $0.6 million of such costs within Selling, general and administrative expenses.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Segment Reporting—Improvements to Reportable Segment Disclosures,” which updates segment reporting guidance including establishing a requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment, among other updates. The amendments in the ASU and are effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the ASU on or before the effective date, and does not expect the ASU to have a material impact on our consolidated financial statements or disclosures.

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs not listed were assessed and were determined not applicable, or are expected to have minimal impact on our condensed consolidated financial statements.

Note 2: Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$11,052	$1,930	$24,054	$2,313

Denominator:
Weighted average number of shares of common stock outstanding	9,269,811	9,087,465	9,224,176	9,069,926
Weighted average effect of dilutive share-based compensation	672,791	340,044	584,250	221,056
Diluted weighted average number of shares of common stock outstanding	9,942,602	9,427,509	9,808,426	9,290,982

Net income per common share:
Net income per common share - Basic	$1.19	$0.21	$2.61	$0.26
Net income per common share - Diluted	$1.11	$0.20	$2.45	$0.25

The weighted average effect of dilutive share-based compensation was determined using the treasury stock method in all periods, and includes 364,215 shares for the effect of stock options outstanding and 308,576 shares for the effect of unvested restricted stock outstanding for the three month period ended September 30, 2024.  For the nine month period ended September 30, 2024, the calculation includes 305,080 shares for the effect of stock options outstanding and 279,170 shares for the effect of unvested restricted stock outstanding.

The three month period ended September 30, 2023 included 118,370 shares for the effect of stock options outstanding and 221,674 shares for the effect of unvested restricted stock outstanding.  The nine month period ended September 30, 2024 included 58,986 shares for the effect of stock options outstanding and 162,070 shares for the effect of unvested restricted stock outstanding.

There were options outstanding to purchase 5,000 and 532,150 shares of common stock at a weighted average price of $29.74 and $19.92, respectively, which were excluded from the computation of diluted net income per common share for the nine months ended September 30, 2024 and 2023, respectively. There were options outstanding to purchase 419,550 shares of common stock at a weighted average price of $22.11 which were excluded from the computation of diluted net income per common share for the three months ended September 30, 2023. These options were excluded because their exercise prices were greater than the average market price of our common stock during each period.

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

We have determined that there are certain customer agreements involving production of specified product grades and shapes that require over-time revenue recognition, in advance of shipment, as there is no alternative use for the product without significant economic loss, and the Company maintains an enforceable right to payment including a normal profit margin from the customer in the event of contract termination. The revenue is measured based on inputs expended in proportion to the total inputs the entity expects to expend to completely satisfy the performance obligation. The Company had revenue subject to over-time recognition of $8.5 million and $7.3 million during the nine months ended  September 30, 2024 and 2023, respectively, and $3.4 million and $3.2 million during the three months ended September 30, 2024 and 2023, respectively.

The timing of revenue recognition, customer billings, and cash collections resulted in contract assets related to services performed and not yet billed of $3.8 million and $2.0 million at September 30, 2024 and December 31, 2023, respectively. The Company recorded these contract assets within Accounts Receivable in the Condensed Consolidated Balance Sheets at each date.

We expect to satisfy all performance obligations related to revenue recognized in advance of shipment at September 30, 2024 within the next 12 months.

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

The following summarizes our revenue by melt type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales:
Specialty alloys	$63,165	$53,092	$181,003	$155,588
Premium alloys (A)	23,682	16,476	64,490	46,998
Conversion services and other sales	403	1,715	2,153	3,577

Total net sales	$87,250	$71,283	$247,646	$206,163

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

Note 4: Inventory

Our raw material and starting stock inventory primarily includes ferrous and non-ferrous scrap metal and alloys such as nickel, chromium, molybdenum, cobalt, vanadium and copper. Our semi-finished and finished steel products are work-in-process in various stages of production or are finished products awaiting shipment to our customers.

Operating materials primarily include forge dies, production molds and machine rolls that are consumed over their useful lives. During the nine months ended September 30, 2024 and 2023, we amortized these operating materials in the amount of $1.4 million and $1.3 million, respectively, and during the three months ended September 30, 2024 and 2023, we amortized $0.5 million and $0.4 million, respectively.  This expense is recorded as a component of cost of products sold in the condensed consolidated statements of operations and included as a part of our total depreciation and amortization on the condensed consolidated statements of cash flow.

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

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023

Raw materials and starting stock	$18,876	$15,124
Semi-finished and finished steel products	109,034	117,039
Operating materials	21,284	15,967

Gross inventory	149,194	148,130
Inventory reserves	(2,265)	(3,430)

Total inventory	$146,929	$144,700

Note 5: Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating leases, the assets are included in Other long-term assets on the condensed consolidated balance sheets and are amortized within operating income over the respective lease terms. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. For our finance leases, the assets are included in Property, plant and equipment, net on the condensed consolidated balance sheets and are depreciated as a component of cost of goods sold over the respective lease terms, which range from three to six years. The long-term component of the lease liability is included in Long-term debt and the current component is included in Current portion of long-term debt.

The Company entered into one new operating lease agreement during the first nine months of 2024 and one new finance lease agreement during the first nine months of 2023.

As of  September 30, 2024, future minimum lease payments applicable to operating and finance leases were as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$19	$488
2025	29	1,841
2026	21	1,714
2027	2	1,570
2028	-	1,114
Total minimum lease payments	71	6,727
Less amounts representing interest	(1)	(1,216)
Present value of minimum lease payments	70	5,511
Less current obligations	(41)	(1,385)
Total long-term lease obligations, net	$29	$4,126
Weighted-average remaining lease term (in years)	1.8	3.5

Right-of-use assets recorded to the condensed consolidated balance sheet at September 30, 2024, net of accumulated amortization, were $0.1 million for operating leases and $5.5 million for finance leases. For the three and nine months ended September 30, 2024, the amortization of finance lease assets was $0.2 million and $0.6 million respectively. Right-of-use assets recorded to the condensed consolidated balance sheet at December 31, 2023, net of accumulated amortization, were $0.2 million for operating leases and $6.5 million for finance leases.

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

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023

Revolving credit facility	$54,709	$68,984
Term loan	8,036	9,643
Sale and leaseback financing liability	1,362	1,539
Finance leases	5,511	6,508

Total debt	69,618	86,674
Less: current portion of long-term debt	(3,795)	(3,733)
Less: deferred financing costs	(356)	(1,095)

Long-term debt, net	$65,467	$81,846

Credit Facility

On March 17, 2021, we entered into the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent and co-collateral agent (the “Agent”), Bank of America, N.A., as co-collateral agent (“Bank of America”), the Lenders (as defined in the Credit Agreement) party thereto from time to time and PNC Capital Markets LLC, as sole lead arranger and sole bookrunner. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $105.0 million (“Revolving Credit Facility”) and a senior secured term loan facility (“Term Loan”) in the amount of $15.0 million (together with the Revolving Credit Facility, the “Facilities”).  At September 30, 2024, we maintained approximately, $50.3 million of remaining availability under the Revolving Credit Facility.

At September 30, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.4 million. For the nine months ended September 30, 2024 and 2023, we amortized approximately $0.2 million of deferred financing costs, and for the three months ended September 30, 2024 and 2023, we amortized approximately $0.1 million.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of September 30, 2024, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2024, which approximated 7.0% for commitments under our Revolving Credit Facility and 7.5% for the Term Loan.

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

Direct costs incurred in structuring this financing transaction totaled $0.7 million.  Those costs were deferred and amortized over the term of the loans.

As of  December 31, 2023, the Company recorded $2.8 million within Other long-term liabilities related to this transaction, which represents the funds contributed to the Investment Fund by PNC New Markets Investment Partners, LLC. The transaction included a put provision whereby the Company could be obligated to repurchase PNC New Markets Investment Partners, LLC’s interest in the Investment Fund for $1,000. PNC New Markets Investment Partners, LLC exercised the put option in September 2024, and as such sold its interest in the Investment Fund to the Company. Therefore the $2.8 million liability was extinguished, and the Company recorded a corresponding gain through other (income) expense, net on the Consolidated Statement of Operations in the third quarter. The gain was partly offset by the write-off of the unamortized portion of the deferred costs originally incurred to structure the transaction.

From inception of the NMTC until the exercise of the put option on September 30, 2024, the Company determined that the Investment Fund and CDE are each a VIE, and that it is the primary beneficiary of each VIE. This conclusion was reached based on the following:

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

Upon exercise of the put option, the Company gained control of both the Investment Fund and CDE and they ceased to be VIEs. Because the Company was the primary beneficiary of each entity, and as of September 30, 2024 controls each entity, the entities have been included in the Company’s condensed consolidated financial statements in all periods and there is no change in consolidated financial statement presentation.

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

The fair value of the Term Loan and Revolving Credit Facility at  September 30, 2024 and December 31, 2023 approximated the carrying amount, as the interest rate is based upon observable market interest rates (Level 2). The fair values of our foreign currency forward contracts and interest rate swap were determined using observable market swap rates (Level 2) and are discussed further in Note 11 .

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

For the nine months ended September 30, 2024 and 2023, our estimated annual effective tax rates applied to ordinary income were 19.9% and 11.9%, respectively. In each period, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the nine months ended September 30, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.3 million of a benefit and $0.1 million of expense, respectively. The ETR for each period was 18.7% and 15.3%, respectively.

Discrete items during the three months ended September 30, 2024 were approximately $0.2 million of a benefit and were not significant during the three months ended September 30, 2023, and the ETR for each period was 18.0% and 13.5% respectively.

Note 11: Derivatives and Hedging

The Company invoices certain customers in foreign currencies. In order to mitigate the risks associated with fluctuations in exchange rates with the U.S. Dollar, the Company entered into foreign exchange forward contracts to mitigate the foreign currency risk related to a portion of these sales, and has designated these contracts as cash flow hedges.

The notional value of contracts was $4.7 million and $4.8 million at September 30, 2024 and December 31, 2023, respectively.

The Company recorded an unrealized loss in accumulated other comprehensive income (loss) of approximately $0.2 million and $0.1 million at  September 30, 2024 and December 31, 2023 respectively related to the contracts.

The Company entered into a forward interest rate swap contract during 2020 to fix the interest rate on a portion of its variable-rate debt from January 1, 2021 to June 30, 2023. The interest rate swap was designated as a cash flow hedge. The notional amount of the contract was $5 million during the first half of 2023 until it matured on June 30, 2023.

Note 12: Related Parties

None.

Note 13: Subsequent Events

On October 17, 2024 the Company announced that it entered into the Merger Agreement and the Guarantee Agreement, pursuant to which the Company will be acquired by Aperam S.A., a leader in stainless steel, specialty steel solutions and recycling headquartered in Luxembourg.  The transaction was unanimously approved by the boards of directors of both companies and is expected to close in the first quarter of 2025, subject to satisfaction of customary closing conditions, including receipt of regulatory approval and adoption of the Merger Agreement by a majority of all outstanding shares of Universal common stock held by Universal stockholders at a Special Meeting to be scheduled in due course. Costs incurred related to the transaction were expensed as incurred, and the Consolidated Statements of Operations for the three months ended September 30, 2024 included $0.6 million of such costs within Selling, general and administrative expenses.

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

On October 17, 2024, we announced that we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") and Guarantee by Aperam S.A. in favor of Universal (the "Guarantee Agreement"), pursuant to which we will be acquired by Aperam S.A ("Aperam"), a leader in stainless steel, specialty steel solutions and recycling headquartered in Luxembourg.  The transaction was unanimously approved by the boards of directors of both companies and is expected to close in the first quarter of 2025, subject to satisfaction of customary closing conditions, including receipt of regulatory approval and adoption of the Merger Agreement by a majority of all outstanding shares of Universal common stock held by Universal stockholders at a Special Meeting to be scheduled in due course.

Sales in the third quarter of 2024 were $87.3 million, which is the highest total in Company history, surpassing its record $82.8 million reported last quarter, and 22% higher than the third quarter 2023 total of $71.3 million. Our largest end market, aerospace, totaled $71.3 million, or 82% of total sales. Aerospace and defense applications continue to drive high demand for the Company's premium alloys and finished bar products. Total Company backlog at September 30, 2024, before surcharges applied at the time of shipment, was $260.1 million.

Sales of premium alloy products, which we define as all vacuum induction melt products, reached a record level of $23.7 million in the third quarter of 2024, compared to $20.7 million in the second quarter of 2024. We expect premium alloy sales to continue to grow for the foreseeable future.

Our gross margin for the third quarter of 2024 was $22.0 million, or 25.2% of net sales, compared with 25.4% in the second quarter of 2024 and 15.2% in the third quarter of 2023. Our gross margin change compared to last quarter is primarily driven by a fluctuation in product mix, while our sustained improvement compared to last year reflects the impact of our cost improvement initiatives, higher base prices, and greater mix of aerospace market sales. Operating income was $13.2 million and net income of $11.2 million for the quarter, or $1.12 per diluted share.

Results of Operations

Three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

	Three months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$87,250	100.0%	$71,283	100.0%	$15,967	22.4%
Cost of products sold	65,258	74.8	60,424	84.8	4,834	8.0

Gross margin	21,992	25.2	10,859	15.2	11,133	102.5
Selling, general and administrative expenses	8,967	10.3	6,449	9.0	2,518	39.0

Operating income	13,025	14.9	4,410	6.2	8,615	195.4
Interest expense	1,789	2.1	2,138	3.0	(349)	(16.3)
Other (income) expense, net	(2,242)	(2.6)	42	0.1	(2,284)	NM

Income before income taxes	13,478	15.4	2,230	3.1	11,248	NM
Income taxes	2,426	2.8	300	0.4	2,126	NM

Net income	$11,052	12.6%	$1,930	2.7%	$9,122	472.6

Tons shipped	7,577		8,246		(669)	(8.1)

Market Segment Information
	Three months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$65,613	75.1%	$56,768	79.7%	$8,845	15.6%
Original equipment manufacturers	9,642	11.1	5,142	7.2	4,500	87.5
Rerollers	1,457	1.7	2,373	3.3	(916)	(38.6)
Forgers	10,135	11.6	5,285	7.4	4,850	91.8
Conversion services and other	403	0.5	1,715	2.4	(1,312)	(76.5)
Total net sales	$87,250	100.0%	$71,283	100.0%	$15,967	22.4%

Melt Type Information
	Three months ended September 30,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$63,165	72.4%	$53,092	74.5%	$10,073	19.0%
Premium alloys (A)	23,682	27.1	16,476	23.1	7,206	43.7
Conversion services and other	403	0.5	1,715	2.4	(1,312)	(76.5)
Total net sales	$87,250	100.0%	$71,283	100.0%	$15,967	22.4%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Three months ended September 30,
(in thousands)	2024		2023

	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$71,355	81.7%	$53,978	75.8%	$17,377	32.2%
Energy	4,855	5.6	3,307	4.6	1,548	46.8
Heavy equipment	6,588	7.6	8,940	12.5	(2,352)	(26.3)
General industrial, conversion services and other	4,452	5.1	5,058	7.1	(606)	(12.0)
Total net sales	$87,250	100.0%	$71,283	100.0%	$15,967	22.4%

Net sales:

Net sales for the three months ended September 30, 2024 increased $16.0 million, or 22.4%, compared to the same period in the prior year. This reflects higher base prices and a higher mix of finished bar, premium, and aerospace products. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the three months ended September 30, 2024 was 25.2% compared to 15.2% for the same period in the prior year. The increase includes higher base selling prices and cost improvements. The increase includes higher base selling prices, as our average net sales dollars per shipped ton increased 33% compared with the prior period, and cost reductions resulting from improvement projects and productivity gains.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $2.5 million for the three months ended September 30, 2024 compared to the same period in the prior year due to $0.6 million in nonrecurring transaction costs, higher insurance costs, and higher accounting and audit fees.

Interest expense and other financing costs:

Interest expense totaled approximately $1.8 million in the third quarter of 2024 compared to $2.1 million in the third quarter of 2023, driven by lower debt levels and lower market interest rates.

Other (income) expense, net:

Other (income) expense, net for the period ended September 30, 2024 includes a net gain of $2.2 million associated with the milestone reached under the Company's NMTC financing transaction.

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

For the three months ended September 30, 2024 and 2023 , our estimated annual effective tax rates applied to ordinary income were 19.9% and 11.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. Discrete items were related to share-based compensation items and the ETR for each period was 18.0% and 13.5%, respectively.

Net income:

For the three months ended September 30, 2024, the Company earned net income of $11.1 million, or $1.11 per diluted share, compared to a net income of $1.9 million, or $0.20 per diluted share, for the three months ended September 30, 2023.

Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	Nine months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance

Net sales	$247,646	100.0%	$206,163	100.0%	41,483	20.1%
Cost of products sold	189,974	76.7	177,732	86.2	12,242	6.9

Gross margin	57,672	23.3	28,431	13.8	29,241	102.8
Selling, general and administrative expenses	24,540	9.9	19,479	9.4	5,061	26.0

Operating income	33,132	13.4	8,952	4.3	24,180	270.1
Interest expense	5,740	2.3	6,215	3.0	(475)	(7.6)
Other income, net	(2,206)	(0.9)	5	-	(2,211)	NM

Income before income taxes	29,598	11.9	2,732	1.3	26,866	NM
Income taxes	5,544	2.2	419	0.2	5,125	NM

Net income	$24,054	9.7%	$2,313	1.1%	$21,741	NM

Tons shipped	22,601		23,934		(1,333)	(5.6)

Market Segment Information
	Nine months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Service centers	$185,473	74.9%	$159,928	77.6%	$25,545	16.0%
Original equipment manufacturers	23,274	9.4	13,218	6.4	10,056	76.1
Rerollers	7,700	3.1	12,700	6.2	(5,000)	(39.4)
Forgers	29,046	11.7	16,740	8.1	12,306	73.5
Conversion services and other sales	2,153	0.9	3,577	1.7	(1,424)	(39.8)
Total net sales	$247,646	100.0%	$206,163	100.0%	$41,483	20.1%

Melt Type Information
	Nine months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Specialty alloys	$181,003	73.1%	$155,588	75.5%	$25,415	16.3%
Premium alloys (A)	64,490	26.0	46,998	22.8	17,492	37.2
Conversion services and other sales	2,153	0.9	3,577	1.7	(1,424)	(39.8)
Total net sales	$247,646	100.0%	$206,163	100.0%	$41,483	20.1%

(A)	Premium alloys represent all vacuum induction melted (VIM) products.

The majority of our products are sold to service centers rather than the ultimate end market customers. The end market information in this Quarterly Report is our estimate based upon our knowledge of our customers and the grade of material sold to them, which they will in-turn sell to the ultimate end market customer.

End Market Information
	Nine months ended September 30,
(in thousands)	2024		2023
	Amount	Percentage of net sales	Amount	Percentage of net sales	Dollar variance	Percentage variance
Net sales:
Aerospace	$200,191	80.8%	$154,198	74.8%	$45,993	29.8%
Energy	16,011	6.5	13,529	6.6	2,482	18.3
Heavy equipment	17,638	7.1	24,799	12.0	(7,161)	(28.9)
General industrial, conversion services and other sales	13,806	5.6	13,637	6.6	169	1.2
Total net sales	$247,646	100.0%	$206,163	100.0%	$41,483	20.1%

Net sales:

Net sales for the nine months ended September 30, 2024 increased $41.5 million, or 20.1%, compared to the same period in the prior year. This reflects higher base prices and a higher mix of finished bar, aerospace and premium products. The increase in our base selling prices applies to substantially all our products, but is highest in our aerospace end market and driven by strong demand.

Gross margin:

As a percent of sales, our gross margin for the nine months ended September 30, 2024 was 23.3% compared to 13.8% for the same period in the prior year. The increase includes higher base selling prices, as our average net sales dollars per shipped ton increased 27% compared with the prior period, and cost reductions resulting from improvement projects and productivity gains.

Selling, general and administrative expenses:

Our selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs, which include salaries, payroll taxes and benefit related costs, insurance costs and professional services. SG&A expenses increased by $5.1 million for the nine months ended September 30, 2024 compared to the same period in the prior year due to higher insurance costs, accounting and audit fees, and $0.6 million in nonrecurring transaction costs. SG&A expenses were 9.9% and 9.4% of net sales in the nine months ended September 30, 2024 and 2023.

Interest expense and other financing costs:

Interest expense totaled approximately $5.7 million in the first nine months of 2024 compared to $6.2 million in the first nine months of 2023, driven by lower debt levels and lower market interest rates.

Other (income) expense, net:

Other (income) expense, net for the period ended September 30, 2024 includes a net gain of $2.2 million associated with the milestone reached under the Company's NMTC financing transaction.

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

For the nine months ended September 30, 2024 and 2023 , our estimated annual effective tax rates applied to ordinary income were 19.9% and 11.9%, respectively. In both periods, the projected annual ETR differs from the federal statutory rate of 21.0% primarily due to the impact of research and development credits. State taxes are not a significant component of the rate.

Discrete items during the nine months ended September 30, 2024 and 2023 were related to share-based compensation items and totaled approximately $0.3 million of a benefit and $0.1 million of expense, respectively. The ETR for each period was 18.7% and 15.3%, respectively.

Net income:

For the nine months ended September 30, 2024, the Company earned net income of $24.1 million, or $2.45 per diluted share, compared to $2.3 million, or $0.25 per diluted share, for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Historically, we have financed our operations through cash provided by operating activities and borrowings on our credit facilities. At September 30, 2024, we maintained approximately $50.3 million of remaining availability under our revolving credit facility.

We believe that our cash flows from continuing operations, as well as available borrowings under our credit facility are adequate to satisfy our working capital, capital expenditure requirements, and other contractual obligations for the foreseeable future, including at least the next 12 months.

Net cash provided by operating activities:

During the nine months ended September 30, 2024, our operating activities generated $29.4 million of cash. Our net income, after adjustments for non-cash expenses, generated $43.1 million.  We used $16.0 million to grow our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, and generated $2.4 million from other assets and liabilities.

During the nine months ended September 30, 2023, our operating activities generated $17.8 million of cash. This includes a use of $4.7 million to grow our managed working capital, which we define as net accounts receivable, plus inventory, minus accounts payable, minus other current liabilities.  We generated $4.2 million from our other assets and liabilities.

Net cash used in investing activities:

During the nine months ended September 30, 2024, we used $14.4 million of cash for capital expenditures, compared to $9.7 million for the same period in the prior year.

Net cash used in financing activities:

We used $15.4 million of cash in financing activities for the nine months ended September 30, 2024, primarily to make $14.3 million in net payments on our revolving credit facility and $2.8 million in payments on our term loan and finance leases.

Raw materials

The cost of raw materials represents approximately 40% to 45% of the cost of products sold in the first nine months of 2024 and 2023. The major raw materials used in our operations include nickel, molybdenum, vanadium, chromium, iron and carbon scrap.  We maintain a sales price surcharge within our product pricing to mitigate the risk of substantial raw material cost fluctuations. Over time, our surcharge will effectively offset changes in raw material costs; however, during a period of rising or falling prices the timing will cause variation between reporting periods.

Leases

The Company periodically enters into leases in its normal course of business. At September 30, 2024 and December 31, 2023, the leases in effect were primarily related to mobile equipment and other production equipment. The term of our leases is generally 72 months or less, and the leases do not have significant restrictions, covenants, or other nonstandard terms.

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

The Company entered into one new operating lease during the nine months ended September 30, 2024.

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

At September 30, 2024, we had total Credit Agreement related net deferred financing costs of approximately $0.4 million. For the nine months ended September 30, 2024 and 2023, we amortized approximately $0.2 million of deferred financing costs, and for the three months ended September 30, 2024 and 2023, we amortized approximately $0.1 million.

The Credit Agreement requires the Company to maintain compliance with all the applicable financial covenants throughout the term of the Credit Agreement. As of September 30, 2024, we are in compliance with all applicable financial covenants.

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

Amounts outstanding under the Facilities, at the Company’s option, bear interest at the current SOFR rate plus a spread, calculated in accordance with the terms of the Credit Agreement. Interest under the Credit Agreement is payable monthly. We elected to use the SOFR based rate for the majority of the debt outstanding under the Facilities for the nine months ended September 30, 2024, which approximated 7.0% for commitments under our Revolving Credit Facility and 7.5% for the Term Loan.

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

During the fiscal quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, other than the remediation effort discussed above, the Company’s internal control over financial reporting.

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

Risks Related to the Pending Merger

The pendency of the transactions contemplated by the Merger Agreement could adversely affect our business, results of operations and financial condition.

The pendency of the transactions contemplated by the Merger Agreement, including the merger of the Company and a wholly owned indirect subsidiary of Aperam with the Company surviving as a wholly owned indirect subsidiary of Aperam (the “Merger”), could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose additional customers or suppliers, and business relationships with new customers or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the Merger, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets and amend our organizational documents. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Because of the risks associated with the Merger, we can provide no assurance that the Merger will close on the terms and conditions we currently anticipate.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from certain governmental authorities. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger, or one or more of these approvals may not be obtained at all. In addition, these governmental authorities may include conditions or restrictions on the completion of the Merger, or require changes to the terms of the Merger.

The Merger Agreement and the transactions contemplated by the Merger Agreement are subject to approval by stockholders of the Company.

The Merger cannot be completed unless, among other conditions, the Merger Agreement is adopted by the Company’s stockholders by the affirmative vote of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon (the “Requisite Company Vote”). If the Company’s stockholders do not adopt the Merger Agreement by the Requisite Company Vote, the Merger cannot be completed.

Failure to complete the Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the Requisite Company Vote. Conditions to the closing of the Merger may not be fulfilled in a timely manner or at all and, accordingly, the Merger may be delayed or may not be completed. In addition, we and/or Aperam may elect to terminate the Merger Agreement under certain conditions. If the Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a proxy statement and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management’s attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the proposed Merger.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company.

The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any acquisition proposal. These provisions, which include a $14.8 million termination fee payable by the Company under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

Holders of Company common stock will not have any ownership or voting interest in the combined company after the consummation of the Merger and have no influence over management and the policies of the combined company.

Stockholders of the Company currently have the right to vote in the election of the board of directors and on other matters affecting the Company. Assuming the Merger is completed, the Company will become a wholly owned indirect subsidiary of Aperam, and each share of the Company’s common stock issued and outstanding immediately prior to the effectiveness of the Merger will be cancelled and converted into the right to receive the applicable merger consideration, subject to applicable tax withholdings, whereupon such shares will cease to exist and no longer be outstanding. Upon the effectiveness of the Merger, each holder of the Company’s common stock immediately prior to the effectiveness of the Merger will cease to have any rights with respect to such shares. Following the effectiveness of the Merger, the Company’s common stock will be delisted from the Nasdaq Global Select Market deregistered under the Securities and Exchange Act of 1934.  Accordingly, holders of the Company’s common stock prior to the effectiveness of the Merger will have no ownership or voting interest in the combined company or any influence on the management and policies of the combined company.

Stockholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of the Company.

Stockholders of Aperam or the Company may file lawsuits against Aperam, the Company and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that no governmental entity of competent jurisdiction shall have issued any order (whether temporary, preliminary or permanent) that has become final and non-appealable and that restrains, enjoins or otherwise prohibits the consummation of the Merger. If any plaintiff were successful in obtaining an injunction prohibiting Aperam or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to the Company, including any cost associated with the indemnification of directors and officers the Company. The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the completion of the Merger.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.         OTHER INFORMATION

Not Applicable.

Item 6.         EXHIBITS

Exhibit Number	Exhibit

2.1*	Agreement and Plan of Merger, dated as of October 16, 2024, by and among Universal Stainless & Alloy Products, Inc., Aperam US Holdco LLC, and Aperam US Absolute LLC. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024).

10.1	Guarantee, dated as of October 16, 2024, by Aperam S.A. in favor of Universal Stainless & Alloy Products, Inc (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flow; the Condensed Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

*  The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2024

/s/ Christopher M. Zimmer
Christopher M. Zimmer
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024

/s/ Steven V. DiTommaso
Steven V. DiTommaso
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)